Form 10-K
period 2015-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2016-02-25
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Corporate Office Properties, L.P. ☐ Yes   ☒ No
The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.2 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 30, 2015. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At February 16, 2016, 94,528,118 of Corporate Office Properties Trust’s common shares were outstanding.
The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $79.4 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 30, 2015.
Portions of the proxy statement of Corporate Office Properties Trust for its 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2015, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP. The remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 13, Equity of COPT and subsidiaries;

•	Note 14, Equity of COPLP and subsidiaries;

•	Note 19, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries; and

•	Note 22, Quarterly Data of COPT and subsidiaries and COPLP and subsidiaries.

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

Table of Contents

Form 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements, as defined in the Private Securities Litigation Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Additionally, documents we subsequently file with the SEC and incorporated by reference will contain forward-looking statements.
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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support United States Government agencies and their contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a complementary portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of December 31, 2015, our properties included the following:

•	177 operating office properties totaling 18.1 million square feet that were 92% occupied, including nine triple-net leased, single-tenant data center properties;

•
13 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.5 million square feet upon completion, including one partially operational property included above;

•	1,439 acres of land we control that we believe are potentially developable into approximately 17.6 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2015, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Significant Developments
In 2015, we:

•	finished the period with occupancy of our portfolio of operating office properties of 91.6%;

•	leased 11.25 megawatts in our wholesale data center. The center became 100% operational during the period and was 92.5% leased as of year end;

•	placed into service an aggregate of 1.1 million square feet in seven newly constructed properties and two redeveloped properties that were 97.1% leased as of December 31, 2015;

•	acquired:

◦	250 W. Pratt Street, a 367,000 square foot property in Baltimore, Maryland that was 96.2% leased, for $61.8 million on March 19, 2015;

◦	2600 Park Tower Drive, a 237,000 square foot property in Northern Virginia that was 100% leased, for $80.5 million on April 15, 2015; and

◦
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan;

•	disposed of nine office properties totaling 1.6 million square feet and land for transaction values totaling $365.9 million, including:

◦	seven office properties (five in Baltimore County, Maryland and two in Northern Virginia) and land sold for $198.5 million; and

◦
two office properties in Northern Virgina totaling 665,000 square feet that secured a $150.0 million nonrecourse mortgage loan. On August 28, 2015, ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet;

•
issued $300.0 million of 5.00% Senior Notes on June 29, 2015 at an initial offering price of 99.51% of their face value. The proceeds from the issuance, after deducting underwriting discounts but before other offering expenses, were approximately $296.6 million;

•	entered into an unsecured term loan agreement on December 17, 2015 with an initial commitment of $250.0 million of which we borrowed $100.0 million; and

•
issued 890,241 COPT common shares at a weighted average price of $30.29 per share under our at-the-market stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million. The net proceeds were contributed to COPLP in exchange for 890,241 common units.

On February 10, 2016, our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, will leave the Company to pursue other interests and he will not be nominated for reelection as a Trustee. The Board expects to appoint Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders.

Business and Growth Strategies

Our primary goal is to deliver attractive and competitive total returns to our shareholders. This section sets forth key components of our business and growth strategies that we have in place to support this goal.

Defense/ IT Locations Strategy: We specialize in serving the unique requirements of tenants of our Defense/IT Locations. The majority of our properties are located adjacent to, or houses, United States Government agencies. Our customers in these properties are primarily United States Government agencies and their contractors engaged in activities servicing what we believe are high priority security, defense and IT missions. These tenants’ missions generally pertain to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) rather than to force structure (troops) and weapon system production. A high percentage of our revenue (80.8% as of December 31, 2015) is concentrated in Defense/IT Locations, and we expect to maintain a high concentration through our:

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

•	depth of knowledge, specialized skills and credentialed personnel in operating highly specialized space with security-oriented needs;

•	well-established relationships with United States Government agencies and their contractors; and

•
track record of providing service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We believe that operating with such an emphasis on service enables us to be a landlord of choice with high quality tenants of these properties and contributes to high levels of customer loyalty and retention.

Regional Office Strategy: While our primary focus pertains to Defense/IT Locations, we also own a portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants. We believe that our Regional Office portfolio enables us to leverage our local expertise in a region into a second growth platform in a way that is complementary to our Defense/IT Locations strategy. Characteristics that we seek in Regional Office submarkets include: (1) mixed-use, lifestyle oriented locations with a robust high-end residential and retail base; (2) proximity to public transportation and major transportation routes; (3) educated workforce; and (4) diverse and growing employment base. We believe that these types of submarkets provide better overall quality and opportunity for long-term, sustained growth than other commercial office submarkets.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit; and (4) redevelopment when we believe property conditions and market demand warrant. We may also seek to dispose of properties when they no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital and be better positioned for long-term growth.

We also aim to develop and operate our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and property operating costs; and (3) adopting select LEED Existing Building (“EB”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction. In 2015, we participated for the first time in the GRESB (or Global Real Estate Sustainability Benchmark) survey, which is widely recognized for measuring the sustainability performance of real estate companies and funds, and earned an overall score of “Green Star,” which represents the highest quadrant of achievement from the survey.

Property Development and Acquisition Strategy: We pursue property development and acquisition opportunities for properties that fit our Defense/IT Locations and Regional Office strategies and, as discussed above, have significant land holdings that we believe can help fuel future development of Defense/IT Locations in particular. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment, and therefore typically prefer properties to be significantly leased prior to commencing construction. We typically seek to make acquisitions at attractive yields and below replacement cost, or that otherwise meet our strategic objectives. We also seek to increase operating cash flow of certain acquisitions by repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

Capital Strategy: Our capital strategy is aimed at maintaining access to capital in the face of differing market conditions in the most cost-effective manner by:

•	maintaining an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks;

•	using secured nonrecourse debt from institutional lenders and banks;

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

Industry Segments
We operate in two primary industries: commercial office properties and our wholesale data center. Effective in the quarter ended December 31, 2015, we changed the reportable segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Given the changes in our portfolio resulting from development, acquisition and disposition activities, we made this change to better align our segments with our business strategy by contemplating the market characteristics of our properties. As of December 31, 2015, our commercial office real estate operations included the following: Defense/IT Locations and Regional Office. Our segment reporting also included reporting for Defense/IT Locations sub-segments, which included the following:

•	Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);

•	Northern Virginia Defense I/T Locations;

•	Lackland Air Force Base in San Antonio, Texas;

•
locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this segment as of December 31, 2015 were proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;

•	Redstone Arsenal in Huntsville, Alabama; and

•
data center shells, which are properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure. Most of our data center shells as of December 31, 2015 were proximate to the MAE-East Corridor, a major center in the United States for interconnecting traffic between Internet service providers.

As of December 31, 2015, Defense/IT Locations comprised 146 of our office properties, or 79.6% of our square feet in operations, while Regional Office comprised 24 of our office properties, or 17.7% of our square feet in operations. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.
For information relating to our segments, you should refer to Note 17 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2015, we had 383 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
Competition
The commercial real estate market is highly competitive. Numerous commercial properties compete with us for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rents than we are. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic conditions and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.
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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in a separate section at the end of this report beginning on page F-1.

Our performance and value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our economic performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate business which, in turn, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

•	downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;

•	competition from other properties;

•	deteriorating local real estate market conditions, such as oversupply, reduction in demand and decreasing rental rates;

•	unavailability of financing for potential purchasers of our properties;

•	declining real estate valuations;

•	increasing vacancies and the need to periodically repair, renovate and re-lease space;

•	adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;

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

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, government shutdown, or general downturn of business.

We may be adversely affected by developments concerning some of our major tenants and sector concentrations, including prolonged shutdowns of the United States Government and actual, or potential, reductions in government spending targeting United States Government agencies and defense contractors engaged in knowledge-based activities. As of December 31, 2015, our 20 largest tenants accounted for 63.8% of the total annualized rental revenue of our office properties, and the four largest of these tenants accounted for 41.9%. We calculated the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2015. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue as of December 31, 2015	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$141,497	29.0%	63
Northrop Grumman Corporation (1)	22,403	4.6%	9
The Boeing Company (1)	21,842	4.5%	12
General Dynamics Corporation (1)	19,163	3.9%	7

(1)	Includes affiliated organizations and agencies and predecessor companies.

Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our four largest tenants fail to make rental payments to us, including as a result of a prolonged government shutdown, or if the United States Government elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms.

As of December 31, 2015, 80.8% of the total annualized rental revenue of our office properties was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration in these types of properties. A reduction in government spending targeting the activities of these agencies and contractors (such as knowledge-based defense and security activities) could affect the ability of these tenants to fulfill lease obligations, decrease the likelihood that these tenants will renew their leases or enter into new leases and limit our future growth from these sectors. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks. Most of our properties are located in the Mid-Atlantic region of the United States, particularly in the Greater Washington, DC/Baltimore region. Our properties are also often concentrated in office parks in which we own most of the properties. Consequently, our portfolio of properties is not broadly distributed geographically. As a result, we would be harmed by a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the office parks in which our properties are located.

We would suffer economic harm if we were unable to renew our leases on favorable terms. When leases expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as incur higher leasing costs than we would likely incur if a tenant renews. As a result, we may be harmed if we experience a high volume of tenant departures at the end of their lease terms.

We may be adversely affected by trends in the office real estate industry. Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. These trends could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We may encounter a decline in the value of our real estate. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand and decreases in market rental rates and/or market values of real estate assets. If our real estate assets decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under future credit facilities and other loans.

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

Real estate investments are illiquid, and we may not be able to dispose of properties on a timely basis when we determine it is appropriate to do so. We intend to sell properties to fund our development plans and reduce debt. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions, including real estate lending conditions, are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Our failure to successfully execute dispositions could adversely affect our ability to effectively execute our business strategy. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. In addition, for certain of our properties that we acquired by issuing units in COPLP, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent.

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

We often use our Revolving Credit Facility to initially finance much of our investing activities and certain financing activities. We also use other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. If lenders default under these facilities by not being able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities.

We may be unable to successfully execute plans to acquire existing commercial real estate properties. We may acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms.

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

We may be unable to execute our plans to develop and construct additional properties. Although the majority of our investments are in currently leased properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk that actual costs will exceed our budgets, that we will experience conditions which delay or preclude project completion and that projected leasing will not occur. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

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

Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As discussed above, our data centers are subject to obsolescence risks. In the event that we needed to reposition data center space for another use, the renovations required to do so could be difficult and costly, and we may, as a result, deem such renovations to be impractical.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Some of our properties are pledged by us to support repayment of indebtedness. Any foreclosure on our properties could result in loss of income and asset value. In addition, we rely on borrowings to fund some or all of the costs of construction and development activities, new property acquisitions and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

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
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase.

As of December 31, 2015, our scheduled debt maturities over the next five years were as follows:

Year	Amount (1)
(in thousands)
2016	$208,109
2017	3,252
2018	3,400
2019	167,014
2020	315,252

(1)
Represents principal maturities only and therefore excludes net debt discounts and deferred financing costs. As of December 31, 2015, maturities include $43.5 million in 2019 that may be extended to 2020, subject to certain conditions.

Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades in terms of ratings or outlook by the credit rating agencies would have a material adverse impact on our cost and availability of capital and also have a material adverse effect on the market price of COPT’s common shares.

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

We may be unable to continue to make equityholders distributions at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

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

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of COPLP’s debt may limit its ability to make some types of payments and other distributions to COPT in the event of certain default situations. This in turn may limit our ability to make some types of payments, including payment of distributions on common or preferred shares/units, unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred shares/units that may in the future be issued for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay distributions to equityholders. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2015, we had $2.1 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

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

Although most of our properties have been subject to varying degrees of environmental assessment, many of these assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the property.  Identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

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

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2016. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies.

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

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because of our concentration on serving United States Government agencies and their contractors with a general focus on national security and information technology, we may be especially likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government.  Despite our activities to maintain the security and integrity of our networks and related systems, as well as purchasing available insurance coverage, there can be no absolute assurance that these activities will be effective in mitigating these risks. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our tenants that may reflect poorly on us.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our office property segments as of December 31, 2015 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Buildings	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	29	3,485	97.4%	$126,271	$37.19
Howard County, MD	33	2,695	94.6%	68,916	27.04
Other	28	1,998	89.5%	47,149	26.37
Subtotal / Average	90	8,178	94.5%	242,336	31.35
Northern Virginia Defense/IT	13	1,934	81.9%	50,567	31.91
Lackland Air Force Base	7	953	100.0%	40,672	42.68
Navy Support Locations	21	1,262	72.1%	25,333	27.85
Redstone Arsenal	6	632	97.0%	13,262	21.63
Data Center Shells	9	1,415	100.0%	22,805	16.11
Defense/IT Locations Subtotal / Average	146	14,374	91.9%	394,975	29.91
Regional Office (4)	24	3,202	95.4%	86,996	28.48
Other Properties (5)	7	477	57.3%	6,691	24.45
Total Portfolio	177	18,053	91.6%	$488,662	$29.55

(1)    This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2015.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2015 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2015. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $29.37 for our total office portfolio, $31.26 for Fort Meade/BW Corridor (our largest Defense/IT Location subsector) and $28.29 for our Regional Office portfolio.

(4)	Includes 13 properties classified as held for sale as of December 31, 2015.

(5)	Includes two properties classified as held for sale as of December 31, 2015.

The following table provides certain information about our office properties that were under, or contractually committed for, construction, or had redevelopment underway, or otherwise approved, as of December 31, 2015 (dollars and square feet in thousands):

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter of Anticipated Completion	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Fort Meade/Baltimore/Washington Corridor:
310 Sentinel Way	National	191	0%	1Q 2016	$38,838	$15,514
Annapolis Junction, Maryland	Business Park
7880 Milestone Parkway	Arundel	120	74%	3Q 2016	29,356	2,179
Hanover, Maryland	Preserve
540 National Business Parkway	National	145	49%	4Q 2017	12,636	31,076
Annapolis Junction, Maryland	Business Park
Subtotal / Average		456	35%		80,830	48,769

Data Center Shells:
Patriot Point - DC 15	Ashburn	149	100%	1Q 2016	19,482	10,268
Ashburn, Virginia	Crossing
Patriot Point - DC 16	Ashburn	149	100%	2Q 2016	16,478	13,362
Ashburn, Virginia	Crossing
Patriot Point - DC 17 (2)	Ashburn	149	100%	3Q 2016	6,550	16,120
Ashburn, Virginia	Crossing
Subtotal / Average		447	100%		42,510	39,750

Northern Virginia Defense/IT:
NOVA Office B	Other	161	0%	2Q 2016	30,336	11,164
Northern Virginia	Virginia
NOVA Office D	Other	240	100%	1Q 2018	8,473	38,052
Northern Virginia	Virginia
Subtotal / Average		401	60%		38,809	49,216

Redstone Arsenal:
2100 Redstone Gateway	Redstone	19	58%	2Q 2017	2,677	2,356
Huntsville, Alabama	Gateway
Total Under Construction		1,323	65%		$164,826	$140,091

Under Redevelopment
Fort Meade/Baltimore/Washington Corridor:
6708 Alexander Bell Drive	Howard County	52	0%	1Q 2016	$7,918	$3,390
Columbia, MD	Perimeter
7134 Columbia Gateway Drive	Howard County	22	0%	1Q 2017	1,923	2,226
Columbia, MD	Perimeter
1201 Winterson Road (AS 13)	Airport	68	0%	1Q 2017	10,100	5,751
Linthicum, MD	Square
Airport Landing - Retail Buildings	Airport	14	56%	3Q 2017	1,488	4,895
Linthicum, MD	Square
Airport Landing - Pad Site	Airport	N/A	100%	4Q 2016	259	405
Linthicum, MD	Square
Total Under Redevelopment		156	8%		$21,688	$16,667

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2) This property became 100% leased on January 8, 2016.

The following table provides certain information about our land held or under pre-construction as of December 31, 2015, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense IT Locations:
Fort Meade/BW Corridor:
National Business Park	233	1,956
Howard County	27	590
Other	143	1,629
Total Fort Meade/BW Corridor	403	4,175
NoVA Defense/IT	64	1,614
Lackland AFB	68	1,033
Navy Support Locations	44	109
Redstone Arsenal (1)	428	4,084
Total Defense/IT Locations	1,007	11,015
Regional Office	52	1,613
Total land owned/controlled for future development	1,059	12,628
Other land owned/controlled	282	3,278
Land held for sale	98	1,675
Total land owned/controlled	1,439	17,581

(1) This land is owned by the Unites States Government and is under a long term enhanced-use lease to us. We are not required to pay rent on the individual land sites included in this lease until tenants of properties completed on such land sites begin paying rent.

The following table provides certain information about our wholesale data center property as of December 31, 2015 (square feet in thousands):

Property and Location	Year Built	Critical Load (in megawatts)	Megawatts Leased
9651 Hornbaker Road - Manassas, VA	2010	19.25	17.81

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2015, assuming that none of the tenants exercise any early termination rights. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 209,000 square feet executed but yet to commence as of December 31, 2015 (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2016	105	1,368	8.3%	$40,830	8.4%	$29.86
2017	85	1,858	11.2%	57,284	11.7%	30.83
2018	98	2,361	14.3%	73,200	15.0%	31.00
2019	94	2,221	13.4%	69,194	14.2%	31.15
2020	100	2,395	14.5%	71,797	14.7%	29.98
2021	51	1,198	7.2%	34,950	7.1%	29.18
2022	24	989	6.0%	31,004	6.3%	31.34
2023	27	884	5.3%	19,810	4.0%	22.41
2024	16	772	4.7%	17,879	3.6%	23.15
2025	26	1,752	10.6%	53,571	11.0%	30.58
2026	9	379	2.3%	9,660	2.0%	25.46
2027	1	32	0.2%	900	0.2%	27.78
2028	1	127	0.8%	3,765	0.8%	29.70
2030	3	199	1.2%	4,818	1.0%	24.22
Total/Weighted Average	640	16,535	100.0%	$488,662	100.0%	$29.55

With regard to leases expiring in 2016, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2015 was, on average, approximately 2% to 3% higher than estimated current market rents for the related space, with specific results varying by market.

The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2015 (dollars and square feet in thousands):

Year of Lease Expiration (1)	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases (2)
2016	2	22	4.00	2.00	$4,320
2018	2	1	0.26	0.26	527
2019	1	6	1.00	1.00	2,228
2020	2	19	11.55	13.38	13,343
2022	1	6	1.00	1.00	1,521
Total/Weighted Average	8	54	17.81	17.64	$21,939

(1)
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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2015 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

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

	Price Range		Dividends
2014	Low	High	Per Share
First Quarter	$23.55	$27.28	$0.2750
Second Quarter	$26.18	$29.09	$0.2750
Third Quarter	$25.53	$29.44	$0.2750
Fourth Quarter	$25.29	$29.24	$0.2750

	Price Range		Dividends
2015	Low	High	Per Share
First Quarter	$28.26	$30.94	$0.2750
Second Quarter	$23.47	$29.87	$0.2750
Third Quarter	$20.13	$24.81	$0.2750
Fourth Quarter	$20.82	$23.96	$0.2750

The number of holders of record of COPT’s common shares was 489 as of December 31, 2015. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
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

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of December 31, 2015, there were 36 holders of record of COPLP’s common units.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2010 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Corporate Office Properties Trust	$100.00	$64.79	$79.78	$79.07	$98.59	$79.45
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial data and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2011 through 2015. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2015	2014	2013	2012	2011
Revenues
Revenues from real estate operations (1)	$519,064	$479,725	$460,997	$434,299	$408,611
Construction contract and other service revenues	106,402	106,748	62,363	73,836	84,345
Total revenues	625,466	586,473	523,360	508,135	492,956
Expenses
Property operating expenses (1)	194,494	179,934	167,199	159,206	154,375
Depreciation and amortization associated with real estate operations (1)	140,025	136,086	113,214	107,998	107,003
Construction contract and other service expenses	102,696	100,058	58,875	70,576	81,639
Impairment losses (1)	23,289	1,416	5,857	43,678	83,213
General, administrative and leasing expenses (1)	31,361	31,794	30,869	31,900	30,306
Business development expenses and land carry costs	13,507	5,573	5,436	5,711	6,122
Total operating expenses	505,372	454,861	381,450	419,069	462,658
Operating income	120,094	131,612	141,910	89,066	30,298
Interest expense (1)	(89,074)	(92,393)	(82,010)	(86,401)	(90,037)
Interest and other income	4,517	4,923	3,834	7,172	5,603
Gain (loss) on early extinguishment of debt	85,275	(9,552)	(27,030)	(943)	(1,639)
Loss on interest rate derivatives	—	—	—	—	(29,805)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	120,812	34,590	36,704	8,894	(85,580)
Equity in income (loss) of unconsolidated entities	62	229	2,110	(546)	(331)
Income tax (expense) benefit	(199)	(310)	(1,978)	(381)	6,710
Income (loss) from continuing operations	120,675	34,509	36,836	7,967	(79,201)
Discontinued operations (1)(2)	156	26	55,692	12,353	(51,107)
Income (loss) before gain on sales of real estate	120,831	34,535	92,528	20,320	(130,308)
Gain on sales of real estate, net of income taxes (3)	68,047	10,671	9,016	21	2,732
Net income (loss)	188,878	45,206	101,544	20,341	(127,576)
Net (income) loss attributable to noncontrolling interests	(10,578)	(4,951)	(7,837)	636	8,148
Net income (loss) attributable to COPT	178,300	40,255	93,707	20,977	(119,428)
Preferred share dividends	(14,210)	(15,939)	(19,971)	(20,844)	(16,102)
Issuance costs associated with redeemed preferred shares (4)	—	(1,769)	(2,904)	(1,827)	—
Net income (loss) attributable to COPT common shareholders	$164,090	$22,547	$70,832	$(1,694)	$(135,530)
Basic earnings per common share (5)
Income (loss) from continuing operations	$1.74	$0.25	$0.21	$(0.19)	$(1.28)
Net income (loss)	$1.74	$0.25	$0.83	$(0.03)	$(1.97)
Diluted earnings per common share (5)
Income (loss) from continuing operations	$1.74	$0.25	$0.21	$(0.19)	$(1.28)
Net income (loss)	$1.74	$0.25	$0.83	$(0.03)	$(1.97)

Weighted average common shares outstanding – basic	93,914	88,092	85,167	73,454	69,382
Weighted average common shares outstanding – diluted	97,667	88,263	85,224	73,454	69,382

	2015	2014	2013	2012	2011
Balance Sheet Data (as of year end):
Total properties, net	$3,349,748	$3,296,914	$3,214,301	$3,163,044	$3,352,975
Total assets (6)	$3,909,312	$3,664,236	$3,621,251	$3,641,935	$3,850,133
Debt (6)	$2,077,752	$1,914,036	$1,919,002	$2,007,344	$2,412,881
Total liabilities (6)	$2,273,530	$2,124,935	$2,106,244	$2,195,138	$2,635,326
Redeemable noncontrolling interests	$19,218	$18,417	$17,758	$10,298	$8,908
Total equity	$1,616,564	$1,520,884	$1,497,249	$1,436,499	$1,205,899
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$204,008	$193,885	$158,979	$191,838	$152,143
Investing activities	$(307,532)	$(209,689)	$(119,790)	$13,744	$(260,387)
Financing activities	$157,757	$(32,492)	$4,590	$(200,547)	$103,701
Numerator for diluted EPS	$169,787	$22,115	$70,418	$(2,163)	$(136,567)
Diluted funds from operations (7)	$249,454	$155,296	$214,149	$165,720	$53,062
Diluted funds from operations per share (7)	$2.55	$1.69	$2.40	$2.13	$0.72
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.10	$1.65
Property Data (as of year end):
Number of properties owned (8)	177	173	183	208	238
Total rentable square feet owned (8)	18,053	16,790	17,370	18,831	20,514

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)
Includes income derived from 23 operating properties disposed in 2011, 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013 (see Note 18 to our consolidated financial statements).

(3)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Shares in 2012, Series J Preferred Shares in 2013 and Series H Preferred Shares in 2014.

(5)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of COPT.

(6)	Prior period amounts include retrospective adjustments to reclassify net deferred financing costs in connection with recent accounting guidance adopted in 2015.

(7)
For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(8)	Amounts reported reflect only operating office properties.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2015	2014	2013	2012	2011
Revenues
Revenues from real estate operations (1)	$519,064	$479,725	$460,997	$434,299	$408,611
Construction contract and other service revenues	106,402	106,748	62,363	73,836	84,345
Total revenues	625,466	586,473	523,360	508,135	492,956
Expenses
Property operating expenses (1)	194,494	179,934	167,199	159,206	154,375
Depreciation and amortization associated with real estate operations (1)	140,025	136,086	113,214	107,998	107,003
Construction contract and other service expenses	102,696	100,058	58,875	70,576	81,639
Impairment losses (1)	23,289	1,416	5,857	43,678	83,213
General, administrative and leasing expenses (1)	31,361	31,794	30,869	31,900	30,300
Business development expenses and land carry costs	13,507	5,573	5,436	5,711	6,122
Total operating expenses	505,372	454,861	381,450	419,069	462,652
Operating income	120,094	131,612	141,910	89,066	30,304
Interest expense (1)	(89,074)	(92,393)	(82,010)	(86,401)	(90,037)
Interest and other income	4,517	4,923	3,834	7,172	5,603
Gain (loss) on early extinguishment of debt	85,275	(9,552)	(27,030)	(943)	(1,639)
Loss on interest rate derivatives	—	—	—	—	(29,805)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	120,812	34,590	36,704	8,894	(85,574)
Equity in income (loss) of unconsolidated entities	62	229	2,110	(546)	(331)
Income tax (expense) benefit	(199)	(310)	(1,978)	(381)	6,710
Income (loss) from continuing operations	120,675	34,509	36,836	7,967	(79,195)
Discontinued operations (1)(2)	156	26	55,692	12,353	(51,107)
Income (loss) before gain on sales of real estate	120,831	34,535	92,528	20,320	(130,302)
Gain on sales of real estate, net of income taxes (3)	68,047	10,671	9,016	21	2,732
Net income (loss)	188,878	45,206	101,544	20,341	(127,570)
Net (income) loss attributable to noncontrolling interests	(3,520)	(3,276)	(3,907)	507	244
Net income (loss) attributable to COPLP	185,358	41,930	97,637	20,848	(127,326)
Preferred unit distributions	(14,870)	(16,599)	(20,631)	(21,504)	(16,762)
Issuance costs associated with redeemed preferred units (4)	—	(1,769)	(2,904)	(1,827)	—
Net income (loss) attributable to COPLP common unitholders	$170,488	$23,562	$74,102	$(2,483)	$(144,088)
Basic earnings per common unit (5)
Income (loss) from continuing operations	$1.74	$0.25	$0.21	$(0.19)	$(1.29)
Net income (loss)	$1.74	$0.25	$0.83	$(0.04)	$(2.00)
Diluted earnings per common unit (5)
Income (loss) from continuing operations	$1.74	$0.25	$0.21	$(0.19)	$(1.29)
Net income (loss)	$1.74	$0.25	$0.83	$(0.04)	$(2.00)

Weighted average common units outstanding – basic	97,606	91,989	89,036	77,689	72,564
Weighted average common units outstanding – diluted	97,667	92,160	89,093	77,689	72,564

	2015	2014	2013	2012	2011
Balance Sheet Data (as of year end):
Total properties, net	$3,349,748	$3,296,914	$3,214,301	$3,163,044	$3,352,975
Total assets (6)	$3,903,549	$3,658,354	$3,613,784	$3,635,159	$3,842,545
Debt (6)	$2,077,752	$1,914,036	$1,919,002	$2,007,344	$2,412,881
Total liabilities (6)	$2,267,767	$2,119,053	$2,098,777	$2,188,362	$2,627,738
Redeemable noncontrolling interests	$19,218	$18,417	$17,758	$10,298	$8,908
Total equity	$1,616,564	$1,520,884	$1,497,249	$1,436,499	$1,205,899
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$204,008	$193,885	$158,979	$191,838	$152,149
Investing activities	$(307,532)	$(209,689)	$(119,790)	$13,744	$(260,387)
Financing activities	$157,757	$(32,492)	$4,590	$(200,547)	$103,695
Numerator for diluted EPU	$169,782	$23,130	$73,688	$(2,952)	$(145,125)
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.10	$1.65
Property Data (as of year end):
Number of properties owned (7)	177	173	183	208	238
Total rentable square feet owned (7)	18,053	16,790	17,370	18,831	20,514

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)
Includes income derived from 23 operating properties disposed in 2011, 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013 (see Note 18 to our consolidated financial statements).

(3)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Units in 2012, Series J Preferred Units in 2013 and Series H Preferred Units in 2014.

(5)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(6)	Prior period amounts include retrospective adjustments to reclassify net deferred financing costs in connection with recent accounting guidance adopted in 2015.

(7)	Amounts reported reflect only operating office properties.

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

Due to our Defense/IT Locations strategy, a large concentration of our revenue is derived from several large tenants. As of December 31, 2015, 63.8% of our annualized rental revenue (as defined below) from office properties was from our 20 largest tenants, 41.9% from our four largest tenants and 29.0% from our largest tenant, the United States Government. In addition, 80.8% of the total annualized rental revenue of our office properties was from Defense/IT Locations properties.

In 2015, we believe that we improved both the strategic focus and quality of our property portfolio through development, acquisition and disposition activities. For our Defense/IT Locations, we

•
placed into service an aggregate of 897,000 square feet in seven newly constructed properties that were 100.0% leased as of December 31, 2015, including three data center shells totaling 421,000 square feet; and

•
acquired 2600 Park Tower Drive, a 237,000 square foot property in a transportation-served, urban-like submarket of Northern Virginia that was 100% leased, for $80.5 million on April 15, 2015 primarily using borrowings from our Revolving Credit Facility.

For our Regional Office portfolio, we:

•	acquired the following properties in the heart of Baltimore City’s central business district:

◦	250 W. Pratt Street, a 367,000 square foot property that was 96.2% leased, for $61.8 million on March 19, 2015 primarily using borrowings from our Revolving Credit Facility; and

◦
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan, and funded the balance primarily using borrowings from our Revolving Credit Facility; and

•
sold seven suburban office properties (five in Baltimore County, Maryland and two in Northern Virginia) totaling 932,000 square feet that were 100% leased upon disposition and land for $198.5 million. The office properties were not located in transportation-served, urban or urban-like locations, and therefore were not deemed to be as strategic as the properties we acquired. While most of the proceeds from these sales were used to repay borrowings under our Revolving Credit Facilty and for general corporate purposes, we also held $57.2 million in cash from these sales as of December 31, 2015 that we expect to use in 2016 to fund development activities.

Our capital activities in 2015 focused on funding our development and acquisition activities and extending our debt maturities by:

•	completing the property sales discussed above;

•
issuing $300.0 million of 5.000% Senior Notes, which are unsecured and guaranteed by COPT, on June 29, 2015 at an initial offering price of 99.510% of their face value. The proceeds from the offering, after deducting underwriting discounts but before other offering expenses, were approximately $296.6 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility;

•
entering into an unsecured term loan agreement with an initial commitment of $250.0 million, of which we borrowed $100.0 million. We used the proceeds to repay term loan debt previously scheduled to mature in 2016. We have until September 2016 to draw the remaining $150.0 million of the initial commitment, which we expect to use to repay most of our debt maturing in 2016;

•
disposing of two office properties in Northern Virgina totaling 665,000 square feet that secured a $150.0 million nonrecourse mortgage loan. On August 28, 2015, ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet; and

•
issuing 890,241 COPT common shares at a weighted average price of $30.29 per share under its at-the-market stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million. The net proceeds from the shares issued were contributed to COPLP in exchange for 890,241 common units, and used by COPLP for general corporate purposes.

Our outstanding debt increased in 2015 from year-end 2014 due to the funding requirements of our development and acquisition activities exceeding the effects of the above capital activities. We improved the timing of our debt maturities in 2015 by ending the year with a weighted average debt maturity of 6.1 years, a one-year increase over year-end 2014, and minimal cash or new financing required for scheduled debt maturities through 2018. In addition, the fixed-rate portion of our debt was 90.5% by year-end 2015 (including the effect of variable rate loans subject to interest rate), virtually unchanged from year end 2014.

In the second half of 2015, we determined that we were unwilling to issue common shares at current pricing levels to reduce debt and fund development costs. We concluded instead that sales of selected operating properties and land were our best source of capital. In the preparation of our business plan, we determined that we expect to sell at least $400 million of operating properties and $40 million of land in 2016. In the fourth quarter of 2015, we identified some of these properties that we will attempt to sell, including some land parcels. We also determined that we will not likely develop additional properties on land parcels not proximate to our Defense/IT Locations. As a result of those decisions, we recognized approximately $20 million of impairment losses in the fourth quarter of 2015. As we identify additional properties for sale, we may recognize additional impairment losses.

For an extended number of years, our ability to lease Defense/IT Locations was adversely effected by continuing delays in Federal budget approvals and uncertainty regarding the potential for future reductions in government spending targeting defense. This served to disrupt the Government’s process for awarding contracts to prospective tenants, causing significant contraction in the defense contractor sector. In January 2014, the 2014 Consolidated Appropriations Act (the “2014 Act”) was passed, establishing a budget for the 2014 fiscal year that rolled back certain of the defense spending reductions that were to occur under the Budget Control Act of 2011. With the passage of the 2014 Act, defense spending levels were essentially flat in 2014 through September 30, 2015. In November 2015, the Bipartisan Budget Act of 2015 (the “2015 Act”) was passed, adding further clarity for the next two fiscal years, including increases in defense funding. The passage of the 2014 Act enabled the Federal Government to resume a more normalized process for awarding contracts by mid-2014, which served to improve leasing activity for our Defense/IT Locations in 2015, and we believe that the passage of the 2015 Act could serve to continue this trend.  We believe that the knowledge-based activities of most of our tenants will continue to be a priority in defense budgets as such activities are considered increasingly critical to our national security.

Occupancy for our Regional Office properties as of December 31, 2015 was 95.4% (including properties held for sale), a 0.3% increase from year-end 2014. Our Regional Office properties tend to be more subject to general market conditions than our Defense/IT Locations. Of the 24 Regional Office properties owned by us as of December 31, 2015, 13 were held for sale; the remaining properties were 97.1% occupied as of December 31, 2015.

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

All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K exclude the effect of the two properties (totaling 665,000 square feet) that served as collateral for debt in default; effective April 1, 2014, all cash flows from such properties belonged to the lender. On August 28, 2015, ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet. These properties were 25.1% occupied as of the date we transferred ownership.

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

Property fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or yield rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Changes in the estimated future cash flows due to changes in our plans for a property (especially our expected holding period), views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

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
Tenant	2015	2014	2013
United States of America	29.0%	27.6%	24.8%
Northrop Grumman Corporation (1)	4.6%	5.0%	6.1%
The Boeing Company (1)	4.5%	3.8%	2.6%
General Dynamics Corporation (1)	3.9%	4.2%	4.0%
Computer Sciences Corporation (1)	2.2%	2.4%	4.4%
Vadata Inc.	2.2%	1.3%	N/A
CareFirst, Inc.	2.1%	2.2%	2.0%
Booz Allen Hamilton, Inc.	2.0%	5.4%	5.8%
Wells Fargo & Company (1)	1.7%	1.7%	1.6%
Harris Corporation	1.3%	N/A	N/A
AT&T Corporation (1)	1.2%	1.3%	1.3%
KEYW Corporation	1.2%	0.8%	0.8%
Raytheon Company (1)	1.2%	0.9%	0.9%
Science Applications International Corporation (1)	1.1%	1.0%	1.0%
L-3 Communications Holdings, Inc. (1)	1.1%	1.2%	1.3%
Miles & Stockbridge, PC	1.0%	N/A	N/A
Transamerica Life Insurance Company	0.9%	N/A	N/A
University of Maryland	0.9%	N/A	N/A
Engility Holdings, Inc.	0.9%	N/A	N/A
Kratos Defense & Security Solution, Inc. (1)	0.9%	1.0%	0.9%
The MITRE Corporation	N/A	2.1%	2.0%
TASC Inc.	N/A	0.9%	0.9%
ITT Exelis (1)	N/A	0.9%	1.2%
The Johns Hopkins Institutions (1)	N/A	0.8%	0.9%
Unisys Corporation	N/A	0.8%	0.8%
The Aerospace Corporation (1)	N/A	N/A	1.8%
Subtotal of 20 largest tenants	63.8%	65.3%	65.1%
All remaining tenants	36.2%	34.7%	34.9%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

The United States Government’s concentration increased each of the last two years in large part due to our dispositions of properties in which it was not a tenant and its occupancy of newly-constructed square feet placed into service.

Concentration of Property Operations by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental			Number of
	Revenue of Office			Office Properties
	Properties as of December 31,			as of December 31,
Region	2015	2014	2013	2015	2014	2013
Defense/IT Locations:
Fort Meade/BW Corridor	49.6%	51.7%	49.0%	90	90	91
Northern Virginia Defense/IT	10.3%	7.7%	12.4%	13	11	13
Lackland Air Force Base	8.3%	7.6%	6.6%	7	6	6
Navy Support Locations	5.2%	6.2%	6.5%	21	20	21
Redstone Arsenal	2.7%	2.2%	1.9%	6	5	4
Data Center Shells	4.7%	4.0%	3.1%	9	6	4
Total Defense/IT Locations	80.8%	79.4%	79.5%	146	138	139
Regional Office	17.8%	19.0%	19.1%	24	28	37
Other	1.4%	1.6%	1.4%	7	7	7
	100.0%	100.0%	100.0%	177	173	183

The increases in the Lackland Air Force Base, Redstone Arsenal and Data Center Shells segments were due to newly constructed properties placed in service. The decrease in Regional Office was due primarily to property dispositions.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2015	2014	2013
Occupancy rates at period end
Total	91.6%	90.9%	89.1%
Defense/IT Locations:
Fort Meade/BW Corridor	94.5%	93.3%	91.6%
Northern Virginia Defense/IT	81.9%	75.7%	85.1%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	72.1%	86.0%	86.0%
Redstone Arsenal	97.0%	80.8%	80.7%
Data Center Shells	100.0%	100.0%	100.0%
Regional Office	95.4%	95.1%	88.4%
Other	57.3%	61.1%	55.6%
Average contractual annual rental rate per square foot at year end (1)	$29.55	$29.27	$28.99

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2014	16,790	15,255
Square feet vacated upon lease expiration (1)	—	(530)
Occupancy of previously vacated space in connection with new leases (2)	—	484
Square feet constructed or redeveloped	1,067	1,138
Acquisitions	1,162	1,123
Dispositions	(932)	(932)
Square feet removed from operations for redevelopment	(22)	—
Other changes	(12)	(3)
December 31, 2015	18,053	16,535

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Please refer to the section above entitled “Overview” for discussion regarding our leasing activity in 2015 and our expectations regarding the future outlook. As the table above reflects, the increase in our total occupancy from December 31, 2014 to December 31, 2015 was attributable primarily to high occupancy rates in newly constructed or redeveloped space placed into service and properties acquired during the year. Occupancy of our Same Office Properties was 90.9% at December 31, 2015, up slightly from 90.6% at December 31, 2014. With regard to our segment occupancy trends, including changes from December 31, 2014 to December 31, 2015:

•
Fort Meade/BW Corridor: Occupancy increased due in large part to a fully-occupied, newly constructed property placed into service and occupancy of previously vacated space in connection with new leases. We renewed 77.1% of the square footage of our scheduled lease expirations for the year in this segment. Fort Meade continues to be among the strongest demand drivers of our Defense/IT Locations;

•
Northern Virginia: Occupancy increased due primarily to a property acquired and a newly constructed property placed in service, each of which were fully occupied. Certain of our submarkets in this segment are experiencing weak market conditions, including surplus supply for space. While ten of our 13 properties in this segment had a weighted average occupancy rate of 98.0% as of December 31, 2015, the other three properties’ weighted average occupancy rate was 43.5%. However, only 73,000, or 4%, of the segment’s square feet had scheduled lease expirations in 2016;

•
Navy Support Locations: Occupancy decreased due primarily to our renewal of 58.7% of the square footage of our scheduled lease expirations for the year and placing into service a vacant redeveloped building. As in Northern Virginia, we are also experiencing weak demand in each of our three submarkets comprising this segment, which is creating downward pressure on rental rates. In addition, 208,000, or 16.5%, of the segment’s square feet had scheduled lease expirations in 2016; and

•	Redstone Arsenal: Occupancy increased due primarily to occupancy commencing on a previously vacant 62,000 square foot property and a fully-occupied, newly constructed property placed into service.

In 2015, we completed 2.5 million square feet of leasing, including 735,000 square feet of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by four data center shells leased in Northern Virginia totaling 597,000 square feet and 71,000 square feet leased in a property in the Fort Meade/BW Corridor segment. As of December 31, 2015, we had 1.3 million square feet under construction that were 65% leased and 156,000 under redevelopment that were 8% leased.

In 2015, we renewed leases on 1.3 million square feet, representing 70.6% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $26.72 per square foot) decreased on average by approximately 2.6% and the revenue under GAAP (totaling $27.06 per square foot) increased on average by approximately 6.5% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 4.3 years and the average estimated tenant improvements and lease costs associated with completing the leasing was approximately $12.58 per square foot.

In 2015, we also completed 515,000 square feet in other leasing, consisting primarily of space previously leased by us to tenants that was subsequently vacated (also referred to as re-tenanted space). The annualized rents of this other leasing totaled $25.38 per square foot and the revenue under GAAP totaled $25.86 per square foot; these leases had a weighted average lease term of approximately 6.3 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $43.49 per square foot.

Our weighted average lease term for office properties at December 31, 2015 was approximately 4.9 years. The table below sets forth as of December 31, 2015 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Office Properties
	2016	2017	2018	2019	2020	Thereafter	Total
Defense/ IT Locations
Fort Meade/BW Corridor	5.9%	8.7%	6.9%	9.5%	7.8%	10.8%	49.6%
Northern Virginia Defense/IT	0.3%	1.5%	2.2%	2.6%	0.7%	3.0%	10.3%
Lackland Air Force Base	0.0%	0.0%	0.0%	0.0%	1.9%	6.4%	8.3%
Navy Support Locations	1.0%	0.3%	1.0%	0.2%	1.4%	1.3%	5.2%
Redstone Arsenal	0.0%	0.0%	1.3%	0.3%	0.6%	0.5%	2.7%
Data Center Shells	0.0%	0.0%	0.5%	0.0%	0.0%	4.2%	4.7%
Regional Office	1.1%	1.1%	2.9%	1.3%	2.0%	9.4%	17.8%
Other	0.1%	0.1%	0.1%	0.3%	0.3%	0.5%	1.4%
Total	8.4%	11.7%	14.9%	14.2%	14.7%	36.1%	100.0%

With regard to leases expiring in 2016, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2015 was, on average, approximately 2% to 3% higher than estimated current market rents for the related space, with specific results varying by segment.

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

Wholesale Data Center Property

We completed development of our 19.25 megawatt wholesale data center in 2015 and, in February 2015, leased 11.25 megawatts with occupancy that commenced in stages. The center became 100% operational during the period. As of December 31, 2015, 17.8 of the center’s megawatts were leased to tenants with further expansion rights of up to a combined 18.9 megawatts.

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

•	office properties acquired during the two years being compared;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the two years being compared;

•	our wholesale data center;

•	properties held for sale as of December 31, 2015; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
NOI from real estate operations	$324,580	$299,912	$317,929
NOI from service operations	3,706	6,690	3,488
NOI from discontinued operations	(10)	(121)	(24,131)
Depreciation and amortization associated with real estate operations	(140,025)	(136,086)	(113,214)
Impairment losses	(23,289)	(1,416)	(5,857)
General, administrative and leasing expenses	(31,361)	(31,794)	(30,869)
Business development expenses and land carry costs	(13,507)	(5,573)	(5,436)
Operating income	$120,094	$131,612	$141,910

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	For the Years Ended December 31,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$519,064	$479,725	$39,339
Construction contract and other service revenues	106,402	106,748	(346)
Total revenues	625,466	586,473	38,993
Expenses
Property operating expenses	194,494	179,934	14,560
Depreciation and amortization associated with real estate operations	140,025	136,086	3,939
Construction contract and other service expenses	102,696	100,058	2,638
Impairment losses	23,289	1,416	21,873
General, administrative and leasing expenses	31,361	31,794	(433)
Business development expenses and land carry costs	13,507	5,573	7,934
Total operating expenses	505,372	454,861	50,511
Operating income	120,094	131,612	(11,518)
Interest expense	(89,074)	(92,393)	3,319
Interest and other income	4,517	4,923	(406)
Gain (loss) on early extinguishment of debt	85,275	(9,552)	94,827
Equity in income of unconsolidated entities	62	229	(167)
Income tax expense	(199)	(310)	111
Income from continuing operations	120,675	34,509	86,166
Discontinued operations	156	26	130
Gain on sales of real estate, net of income taxes	68,047	10,671	57,376
Net income	$188,878	$45,206	$143,672

NOI from Real Estate Operations

	For the Years Ended December 31,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$321,803	$321,606	$197
Lease termination revenue	2,366	1,618	748
Tenant recoveries and other real estate operations revenue	85,003	83,936	1,067
Same Office Properties total revenues	409,172	407,160	2,012
Constructed and redeveloped properties placed in service	31,553	9,967	21,586
Acquired office properties	20,176	—	20,176
Wholesale data center	19,032	10,430	8,602
Properties held for sale	12,692	12,022	670
Dispositions	25,763	38,851	(13,088)
Other	680	1,281	(601)
	519,068	479,711	39,357
Property operating expenses
Same Office Properties	152,571	149,417	3,154
Constructed and redeveloped properties placed in service	7,662	2,357	5,305
Acquired office properties	8,219	—	8,219
Wholesale data center	10,402	7,286	3,116
Properties held for sale	5,011	4,633	378
Dispositions	10,501	14,397	(3,896)
Other	122	1,709	(1,587)
	194,488	179,799	14,689
NOI from real estate operations
Same Office Properties	256,601	257,743	(1,142)
Constructed and redeveloped properties placed in service	23,891	7,610	16,281
Acquired office properties	11,957	—	11,957
Wholesale data center	8,630	3,144	5,486
Properties held for sale	7,681	7,389	292
Dispositions	15,262	24,454	(9,192)
Other	558	(428)	986
	$324,580	$299,912	$24,668
Same Office Properties rent statistics
Average occupancy rate	90.6%	91.1%	-0.5%
Average straight-line rent per occupied square foot (1)	$24.51	$24.36	$0.15

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Office Properties pool consisted of 145 office properties, comprising 80.3% of our operating office square footage as of December 31, 2015. This pool of properties included the following changes from the pool used for purposes of comparing 2014 and 2013 in our 2014 Annual Report on Form 10-K: the addition of eight properties placed in service and 100% operational by January 1, 2014; and the removal of 15 properties reclassified to held for sale in 2015, seven properties disposed of and one property reclassified as redevelopment in 2015.

Our NOI from constructed and redeveloped office properties placed in service included 14 properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable primarily to higher occupancy in the current period.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to:

•
additional expense in 2015 of $10.7 million from our office property acquisitions, $4.4 million from properties placed in service and $3.1 million from our shortening the useful lives of properties that were removed from service for redevelopment; offset in part by

•	additional expense in 2014 of $12.9 million from our shortening the useful life of a property that was removed from service for redevelopment.

Impairment Losses

The increase in impairment losses was attributable primarily to the following losses recognized in 2015:

•
$12.8 million on land in Colorado Springs, Colorado. We classified some of this land as held for sale in the fourth quarter of 2015, at which time we adjusted the land to its estimated fair value less costs to sell. Due to the impairment loss on the land held for sale, we updated our estimates of fair value for other land owned in Colorado Springs and determined that the carrying value of some of this land exceeded such land’s estimated fair value, which resulted in recognition of an additional impairment loss; and

•
$6.6 million on land in Aberdeen, Maryland. After concluding in 2015 that we no longer expected to develop operating properties on the land, we determined that the carrying amount of the land would not likely be recovered from the sale of this property over the likely remaining holding period. Accordingly, we adjusted the land to its estimated fair value;

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

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,615	$7,893
Leasing	1,331	1,461
Total	$8,946	$9,354

Business Development Expenses and Land Carry Costs

The increase in business development expenses and land carry costs was due primarily to additional expense in 2015 of $4.1 million in acquisition costs expensed in connection with operating property acquisitions and $1.4 million in demolition costs on properties undergoing redevelopment.

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2015	2014	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$45,525	$33,302	$12,223
Interest on mortgage and other secured loans
Interest, excluding default rate on debt to be extinguished	22,644	37,857	(15,213)
Interest under default rate on debt extinguished via property conveyance	5,270	5,806	(536)
Interest on unsecured term loans	9,469	10,282	(813)
Amortization of deferred financing costs	4,466	4,666	(200)
Interest expense recognized on interest rate swaps	3,599	2,990	609
Interest on Revolving Credit Facility	1,771	232	1,539
Other interest	3,481	3,323	158
Capitalized interest	(7,151)	(6,065)	(1,086)
Interest expense included in continuing operations	$89,074	$92,393	$(3,319)

Our average outstanding debt increased from $2.0 billion in 2014 to $2.1 billion in 2015, while our weighted average effective interest rate on debt under generally accepted accounting principles decreased from 4.6% in 2014 to 4.3% in 2015 (or from 4.3% in 2014 to 4.0% in 2015 excluding the effect of the default interest on the debt that we extinguished via property conveyance). The overall decrease in interest expense was due primarily to our fixed rate mortgage loans extinguished in 2014 and 2015 having higher interest rates than our newer debt issuances and borrowings. The changes reflected in the table above also reflect our increased emphasis on unsecured borrowing over mortgage and other secured borrowings. Interest expense for Unsecured Senior Notes increased due to our initial note issuances in May 2014 and June 2015. Capitalized interest increased due primarily to increased volume in active construction and development projects.

Gain (Loss) on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $85.7 million in the current year primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet. The loss on early extinguishment of debt in the prior year was attributable primarily to a $9.1 million loss recognized in connection with the defeasance of, and full satisfaction of our obligations with respect to, two secured nonrecourse mortgage loans with a $211.5 million aggregate principal amount.

Gain on Sales of Real Estate, Net

We recognized gain on sales of real estate in 2015 of $64.1 million in connection with office properties dispositions and $4.0 million in connection with land sales. We recognized gain on sales of real estate in 2014 of $5.6 million in connection with a land sale and $5.1 million in connection with dispositions of operating properties.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$479,725	$460,997	$18,728
Construction contract and other service revenues	106,748	62,363	44,385
Total revenues	586,473	523,360	63,113
Expenses
Property operating expenses	179,934	167,199	12,735
Depreciation and amortization associated with real estate operations	136,086	113,214	22,872
Construction contract and other service expenses	100,058	58,875	41,183
Impairment losses	1,416	5,857	(4,441)
General, administrative and leasing expense	31,794	30,869	925
Business development expenses and land carry costs	5,573	5,436	137
Total operating expenses	454,861	381,450	73,411
Operating income	131,612	141,910	(10,298)
Interest expense	(92,393)	(82,010)	(10,383)
Interest and other income	4,923	3,834	1,089
Loss on early extinguishment of debt	(9,552)	(27,030)	17,478
Equity in income of unconsolidated entities	229	2,110	(1,881)
Income tax expense	(310)	(1,978)	1,668
Income from continuing operations	34,509	36,836	(2,327)
Discontinued operations	26	55,692	(55,666)
Gain on sales of real estate, net of income taxes	10,671	9,016	1,655
Net income	$45,206	$101,544	$(56,338)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$304,667	$302,343	$2,324
Lease termination revenue	1,618	2,270	(652)
Tenant recoveries and other real estate operations revenue	82,165	73,804	8,361
Same Office Properties	388,450	378,417	10,033
Constructed and redeveloped properties placed in service	28,677	9,890	18,787
Wholesale data center	10,430	7,271	3,159
Properties held for sale	12,022	11,394	628
Dispositions	38,852	86,562	(47,710)
Other	1,280	5,099	(3,819)
Other	479,711	498,633	(18,922)
Property operating expenses
Same Office Properties	143,998	136,023	7,975
Constructed and redeveloped properties placed in service	7,725	2,543	5,182
Wholesale data center	7,286	6,360	926
Properties held for sale	4,633	4,002	631
Dispositions	14,397	30,107	(15,710)
Other	1,760	1,669	91
	179,799	180,704	(905)
NOI from real estate operations
Same Office Properties	244,452	242,394	2,058
Constructed and redeveloped properties placed in service	20,952	7,347	13,605
Wholesale data center	3,144	911	2,233
Properties held for sale	7,389	7,392	(3)
Dispositions	24,455	56,455	(32,000)
Other	(480)	3,430	(3,910)
	$299,912	$317,929	$(18,017)
Same Office Properties rent statistics
Average occupancy rate	91.7%	90.4%	1.3%
Average straight-line rent per occupied square foot (1)	$24.80	$24.90	$(0.10)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

The increases in tenant recoveries and other real estate operations revenue and property operating expenses from our Same Office Properties were primarily due to increases in expenses resulting mostly from higher than normal snowfall and lower than normal temperatures in the Mid-Atlantic region in 2014 and an increase in certain other directly reimbursable expenses.

Our Same Office Properties pool consisted of 137 office properties, comprising 79.8% of our operating office square footage as of December 31, 2014. This pool of properties changed from the pool used for purposes of comparing 2014 and 2013 in our 2014 Annual Report on Form 10-K due to the removal of 15 properties reclassified to held for sale in 2015, seven property disposed of and one property reclassified as redevelopment in 2015.

Our NOI from constructed office properties placed in service included 13 properties placed in service in 2013 and 2014.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to our shortening of the useful life of a property that was removed from service for redevelopment.

NOI from Service Operations

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Construction contract and other service revenues	$106,748	$62,363	$44,385
Construction contract and other service expenses	100,058	58,875	41,183
NOI from service operations	$6,690	$3,488	$3,202

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute little operating income relative to our real estate operations.

Impairment Losses

We recognized the impairment losses described below in 2014 and 2013:

•
$1.4 million in 2014 primarily in connection with certain of our operating properties in White Marsh, Maryland (included in our Regional Office segment) that we decided to sell and whose carrying amounts exceeded the cash flows from the operations and sales of the properties over the shortened period. These properties were subsequently disposed during the year;

•
for certain of our operating properties that served as collateral for a nonrecourse loan, we expected that the cash flows to be generated by the properties would be insufficient to fund debt service requirements on the loan. While we sought to negotiate various alternatives with the lender, on December 23, 2013, we conveyed the properties to the lender to extinguish the loan. We recognized non-cash impairment losses of $11.0 million (all classified as discontinued operations and including $560,000 in exit costs) on these properties in 2013 resulting primarily from the carrying amount of certain of these properties located in Colorado Springs, Colorado (included in our Regional Office and Colorado Defense/IT Locations segments) exceeding their fair value;

•
$15.2 million in 2013 (all classified as discontinued operations and including $419,000 in exit costs) in connection with properties and land no longer aligned with our strategy that we sold, mostly in Colorado Springs (operating properties included primarily in our Regional Office and Colorado Defense/IT Locations segments); and

•
$5.9 million in 2013 on two properties in White Marsh, Maryland (included in our Regional Office segment) that we concluded no longer met our investment criteria during the year and whose carrying amounts exceeded the cash flows from the operations and sales of the properties over the shortened period.

General, Administrative and Leasing Expenses

Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,893	$8,189
Leasing	1,461	1,408
Total	$9,354	$9,597

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Interest on mortgage and other secured loans
Interest, excluding default rate on debt to be extinguished	$37,857	$55,105	$(17,248)
Interest under default rate on debt extinguished via property conveyance	5,806	—	5,806
Interest on Unsecured Senior Notes	33,302	12,294	21,008
Interest on unsecured term loans	10,282	13,633	(3,351)
Amortization of deferred financing costs	4,666	5,451	(785)
Interest expense recognized on interest rate swaps	2,990	2,741	249
Interest on Revolving Credit Facility	232	968	(736)
Interest on Exchangeable Senior Notes	34	5,824	(5,790)
Other interest	3,289	3,000	289
Capitalized interest	(6,065)	(8,785)	2,720
Total interest expense, net of capitalized interest	92,393	90,231	2,162
Interest expense reclassified to discontinued operations	—	(8,221)	8,221
Interest expense included in continuing operations	$92,393	$82,010	$10,383

Aside from the incremental additional interest expense associated with the default rate on debt that was extinguished via property conveyance, most of the changes in interest expense reflected above are the result of our emphasis on improving our capital position primarily through the repayment of existing borrowings using proceeds from the property sales, public offerings of equity and new unsecured borrowings. Interest expense for Unsecured Senior Notes increased due to our initial note issuances in May and September 2013 and an additional issuance in May 2014. Interest expense for Exchangeable Senior Notes decreased due to our repayment of almost all of these notes during 2013. Capitalized interest decreased due primarily to our completion of significant construction and development projects that were not immediately offset by new projects.

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

Gain on Sales of Real Estate, Net

In 2014, we recognized gain on sales of real estate of $5.6 million in connection with the disposition of a non-operating property and $5.1 million in connection with dispositions of operating properties in White Marsh, Maryland. For 2013, our gain on sales of real estate, net (excluding amounts in discontinued operations) included a $6.3 million gain on the substantive disposition of our investment in an unconsolidated real estate joint venture and a $2.7 million gain from our disposition of land parcels in White Marsh, Maryland.

Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is net income adjusted for the effects of interest expense, depreciation and amortization, impairment losses, gain on sales of properties, gain or loss on early extinguishment of debt, net gain on unconsolidated entities, operating property acquisition costs, loss on interest rate derivatives, income taxes, business development expenses, demolition costs on redevelopment properties and executive transition costs, and excluding the effect of properties serving as collateral for debt which is in default that we extinguished via conveyance of such properties. The adjustment for the effect of properties that served as collateral for debt in default that we extinguished via conveyance of such properties pertains to the periods subsequent to our default on the loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls. In 2015, we changed our methodology for reporting Adjusted EBITDA to exclude the effect of business development expenses since such expenses pertain to the pursuit of new business opportunities rather than normal operations; Adjusted EBITDA for prior periods has been revised to conform with the change in methodology. We believe that Adjusted EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

We use Adjusted EBITDA to calculate Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio. We calculate Adjusted EBITDA interest coverage by dividing Adjusted EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized, gains or losses on interest rate derivatives and interest expense on debt in default which we have extinguished, or expect to extinguish, via conveyance of properties). We calculate Adjusted EBITDA fixed charge coverage ratio by dividing Adjusted EBITDA by the sum of: (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized, gains or losses on interest rate derivatives and interest expense on debt in default to be extinguished via conveyance of properties); (2) scheduled principal amortization on mortgage loans; (3) capitalized interest; (4) dividends on preferred shares; and (5) distributions on preferred units in the Operating Partnership not owned by COPT.

The tables below set forth the computation of Adjusted EBITDA interest and fixed charge coverage ratios of COPT and subsidiaries and reconciliations of Adjusted EBITDA to net income reported on the COPT’s consolidated statements of operations:

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$188,878	$45,206	$101,544
Interest expense (1)	89,074	92,393	90,231
Income tax expense (2)	199	310	1,978
Depreciation and amortization (1)	142,231	138,490	119,773
Impairment losses (1)	23,523	1,419	32,047
(Gain) loss on early extinguishment of debt (1)	(85,655)	9,668	(40,780)
Gain on sales of operating properties	(64,062)	(5,117)	(9,004)
Gain on sales of non-operating properties	(3,985)	(5,578)	(2,683)
Net loss on investments in unconsolidated entities included in interest and other income	127	291	206
Business development expenses	4,775	2,680	2,688
Operating property acquisition costs	4,134	—	—
EBITDA from properties conveyed to extinguish debt in default	(768)	(2,091)	—
Demolition costs on redevelopment properties	1,396	—	—
Executive transition costs	—	1,056	—
Adjusted EBITDA	$299,867	$278,727	$296,000

Interest expense (1)	$89,074	$92,393	$90,231
Less: Amortization of deferred financing costs	(4,466)	(4,666)	(5,451)
Less: Amortization of net debt discounts and premiums, net of amounts capitalized	(1,166)	(920)	(1,015)
Less: Loss on interest rate derivatives	(386)	—	—
Less: Interest expense on debt in default extinguished via conveyance of properties	(11,224)	(12,684)	—
Denominator for Adjusted EBITDA interest coverage ratio	$71,832	$74,123	$83,765
Scheduled principal amortization	6,728	6,517	9,481
Capitalized interest	7,151	6,065	8,785
Preferred share dividends	14,210	15,939	19,971
Preferred unit distributions	660	660	660
Denominator for Adjusted EBITDA fixed charge coverage ratio	$100,581	$103,304	$122,662

Adjusted EBITDA interest coverage ratio	4.2x	3.8x	3.5x
Adjusted EBITDA fixed charge coverage ratio	3.0x	2.7x	2.4x

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $5.3 million in 2015 and $5.8 million in 2014. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The tables appearing below and on the following page sets forth the computation of the above stated measures for the years ended December 31, 2011 through 2015 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$188,878	$45,206	$101,544	$20,341	$(127,576)
Add: Real estate-related depreciation and amortization	140,025	136,086	117,719	121,937	134,131
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	—	—	346	492
Add: Impairment losses on previously depreciated operating properties	4,110	1,370	32,047	70,263	70,512
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(64,062)	(5,117)	(9,004)	(20,928)	(4,811)
FFO	268,951	177,545	242,306	191,959	72,748
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(3,586)	(3,216)	(3,710)	(1,989)	(1,887)
Less: Preferred share dividends	(14,210)	(15,939)	(19,971)	(20,844)	(16,102)
Less: Issuance costs associated with redeemed preferred shares	—	(1,769)	(2,904)	(1,827)	—
Basic and diluted FFO allocable to share-based compensation awards	(1,041)	(665)	(912)	(919)	(1,037)
Basic and diluted FFO available to common shares and common unit holders	$249,454	$155,296	$214,149	$165,720	$53,062
Operating property acquisition costs	4,134	—	—	229	156
Gain on sales of non-operating properties, net of income taxes	(3,985)	(5,578)	(2,683)	(33)	(2,717)
Impairment losses (recoveries) on other properties	19,413	49	—	(3,353)	80,509
Income tax expense (benefit) on impairments on other properties	—	—	—	673	(4,775)
Valuation allowance on tax asset associated with FFO comparability adjustments	—	—	1,855	—	—
Loss on interest rate derivatives	386	—	—	—	29,805
(Gain) loss on early extinguishment of debt	(85,655)	9,668	(40,780)	(793)	2,023
Issuance costs associated with redeemed preferred shares	—	1,769	2,904	1,827	—
Demolition costs on redevelopment properties	1,396	—	—	—	—
Executive transition costs	—	1,056	—	2,157	—
Add: Negative FFO of properties conveyed to extinguish debt in default	10,456	10,928	—	—	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	225	(78)	168	—	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$195,824	$173,110	$175,613	$166,427	$158,063

Weighted average common shares	93,914	88,092	85,167	73,454	69,382
Conversion of weighted average common units	3,692	3,897	3,869	4,235	4,355
Weighted average common shares/units - Basic FFO	97,606	91,989	89,036	77,689	73,737
Dilutive effect of share-based compensation awards	61	171	57	53	111
Weighted average common shares/units - Diluted FFO	97,667	92,160	89,093	77,742	73,848

Diluted FFO per share	$2.55	$1.69	$2.40	$2.13	$0.72
Diluted FFO per share, as adjusted for comparability	$2.01	$1.88	$1.97	$2.14	$2.14

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$169,787	$22,115	$70,418	$(2,163)	$(136,567)
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	—	1,006	3,283	(87)	(8,439)
Add: Real estate-related depreciation and amortization	140,025	136,086	117,719	121,937	134,131
Add: Depreciation and amortization of unconsolidated real estate entities	—	—	—	346	492
Add: Impairment losses on previously depreciated operating properties	4,110	1,370	32,047	70,263	70,512
Add: Numerator for diluted EPS allocable to share-based compensation awards	706	432	414	469	1,037
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(750)	(725)	(927)	(633)	(849)
Less: Decrease in noncontrolling interests unrelated to earnings	679	794	1,111	(2,565)	(1,407)
Less: Basic and diluted FFO allocable to share-based compensation awards	(1,041)	(665)	(912)	(919)	(1,037)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(64,062)	(5,117)	(9,004)	(20,928)	(4,811)
Basic and diluted FFO available to common share and common unit holders	$249,454	$155,296	$214,149	$165,720	$53,062
Operating property acquisition costs	4,134	—	—	229	156
Gain on sales of non-operating properties, net of income taxes	(3,985)	(5,578)	(2,683)	(33)	(2,717)
Impairment losses (recoveries) on other properties	19,413	49	—	(3,353)	80,509
Income tax expense (benefit) on impairments on other properties	—	—	—	673	(4,775)
Valuation allowance on tax asset associated with FFO comparability adjustments	—	—	1,855	—	—
Loss on interest rate derivatives	386	—	—	—	29,805
(Gain) loss on early extinguishment of debt	(85,655)	9,668	(40,780)	(793)	2,023
Issuance costs associated with redeemed preferred shares	—	1,769	2,904	1,827	—
Demolition costs on redevelopment properties	1,396	—	—	—	—
Executive transition costs	—	1,056	—	2,157	—
Add: Negative FFO of properties conveyed to extinguish debt in default	10,456	10,928	—	—	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	225	(78)	168	—	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$195,824	$173,110	$175,613	$166,427	$158,063

Denominator for diluted EPS	97,667	88,263	85,224	73,454	69,382
Weighted average common units	—	3,897	3,869	4,235	4,355
Anti-dilutive EPS effect of share-based compensation awards	—	—	—	53	111
Denominator for diluted FFO per share measures	97,667	92,160	89,093	77,742	73,848

Dividends on common shares	$103,998	$97,944	$95,246	$81,720	$116,717
Common unit distributions	4,046	4,270	4,280	4,617	7,173
Numerator for diluted FFO payout ratio, adjusted for comparability	$108,044	$102,214	$99,526	$86,337	$123,890
FFO payout ratio	40.2%	57.6%	41.1%	45.0%	170.3%
Diluted FFO payout ratio	43.3%	65.8%	46.5%	52.1%	233.5%
Diluted FFO payout ratio, as adjusted for comparability	55.2%	59.0%	56.7%	51.9%	78.4%

Property Additions

The table below sets forth the major components of our additions to properties for 2015 and 2014:

	For the Years Ended December 31,
	2015	2014	Variance
	(in thousands)
Construction, development and redevelopment	$219,469	$206,583	$12,886
Acquisition of operating properties (1)	194,617	—	194,617
Tenant improvements on operating properties (2)	24,999	25,674	(675)
Capital improvements on operating properties	29,293	22,611	6,682
	$468,378	$254,868	$213,510

(1) Excludes intangible assets and liabilities associated with acquisitions.
(2) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

 Cash Flows

Net cash flow provided by operating activities increased $10.1 million from 2014 to 2015 due primarily to:

•	a $10.7 million increase in cash flow from real estate operations due primarily to properties acquired and placed in service since the prior period;

•
a $13.3 million decrease in interest expense paid from 2014 to 2015 due in large part to: a $6.4 million decrease in interest paid on the $150.0 million nonrecourse loan that was in default (as discussed above) since we did not support payments on the loan in 2015; and a $6.0 million decrease due to a change in the timing of interest payments resulting from new debt requiring interest payments semi-annually rather than monthly; and

•	an $8.6 million decrease in payments to early extinguish debt due primarily to our defeasance of mortgage loans in 2014; offset in part by

•
a $17.3 million decrease in cash flow from construction contract and other services from 2014 to 2015 due in large part to the timing of cash payments and collections on third party construction projects.

Net cash flow used in investing activities increased $97.8 million from 2014 to 2015 due primarily to operating property acquisitions in 2015, offset in part by increased proceeds from sales of properties in 2015.

Net cash flow provided by financing activities in 2015 was $157.8 million and included the following:

•	net proceeds from debt borrowings of $259.0 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to shareholders and/or unitholders of $122.6 million.

Net cash flow used in financing activities in 2014 was $32.5 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $150.2 million; offset in part by

•	net repayments of borrowings of $9.3 million;

•	redemption of preferred shares (or units) of $50.0 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $118.1 million.

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

As of December 31, 2015, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 10 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of December 31, 2015, we had $60.3 million in cash and cash equivalents; most of this balance was attributable to $57.2 million in cash held from dispositions as of December 31, 2015 that we expect to use in 2016 to fund development activities.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility.  As of December 31, 2015, the maximum borrowing capacity under this facility totaled $800.0 million, of which $741.7 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to raise at least $440 million from sales of properties in 2016 and use the proceeds to repay borrowings and fund development costs.

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	For the Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$201,713	$—	$—	$163,500	$312,132	$1,391,229	$2,068,574
Scheduled principal payments	6,396	3,252	3,400	3,514	3,120	8,974	28,656
Interest on debt (3)	77,100	67,611	67,470	65,673	60,294	157,263	495,411
New construction and redevelopment obligations (4)(5)	69,785	17,225	788	—	—	—	87,798
Third-party construction and development obligations (5)(6)	10,691	—	—	—	—	—	10,691
Capital expenditures for operating properties (5)(7)	32,394	9,028	6,459	—	—	—	47,881
Operating leases (8)	1,189	1,117	1,071	1,049	1,067	86,798	92,291
Other purchase obligations	1,779	938	479	342	94	5	3,637
Total contractual cash obligations	$401,047	$99,171	$79,667	$234,078	$376,707	$1,644,269	$2,834,939

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net debt discounts and deferred financing costs of $19.5 million. We expect to repay most of our debt maturing in 2016 using proceeds from a term loan with $150.0 million in available capacity that we entered into in December 2015. As of December 31, 2015, maturities include $43.5 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of December 31, 2015 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2015 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend approximately $250.0 million on construction and development costs and approximately $60.0 million on improvements to operating properties (including the commitments set forth in the table above) in 2016.  We expect to fund the construction and development costs using primarily cash on hand and borrowings under our Revolving Credit Facility. We expect to use proceeds from the disposition of properties to repay borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2015, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2015.

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

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance was further updated in August 2015 with respect to debt issuance costs of line-of-credit arrangements to note that it will be permissible for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance in December 2015 and it was applied retrospectively to each prior period presented. The application of this guidance did not materially affect our consolidated financial statements.

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

The following table sets forth as of December 31, 2015 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt (1)	$171,728	$2,883	$3,017	$3,118	$2,814	$1,300,203	$1,483,763
Weighted average interest rate	7.19%	4.49%	4.52%	4.51%	4.01%	4.31%	4.65%
Variable rate debt (2)	$36,381	$369	$383	$163,896	$312,438	$100,000	$613,467
Weighted average interest rate (3)	2.24%	2.09%	2.09%	2.14%	1.67%	2.23%	1.92%

(1)	Represents principal maturities only and therefore excludes net debt discounts and deferred financing costs of $19.5 million.

(2)	As of December 31, 2015, maturities include $43.5 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used December 31, 2015 interest rates on variable rate debt.

The fair value of our debt was $2.1 billion as of December 31, 2015 and $1.9 billion as of December 31, 2014.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $112 million as of December 31, 2015 and $86 million as of December 31, 2014.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2015 and 2014 and their respective fair values (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2015	2014
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(148)	$(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(151)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(1,217)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,429)	35
13,941	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	53	—
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(138)	—
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(45)	—
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(32)	—
36,200		3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	—	(400)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
						$(3,107)	$(1,581)

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.5 million in 2015 and $1.9 million in 2014 if short-term interest rates were 1% higher.  Interest expense in 2015 was more sensitive to a change in interest rates than 2014 due primarily to our having a higher average variable-rate debt balance in 2015.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXHIBIT NO.	DESCRIPTION
3.2.1	Bylaws of the Registrant, as amended and restated on December 3, 2009 (filed with the Company’s Current Report on Form 8-K dated December 9, 2009 and incorporated herein by reference).
3.2.2	First Amendment to Amended and Restated Bylaws (filed with the Company’s Current Report on Form 8-K dated December 18, 2012 and incorporated herein by reference).
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

EXHIBIT NO.	DESCRIPTION
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

10.1.33
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

EXHIBIT NO.	DESCRIPTION
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

10.4*
Separation Agreement and Release, dated February 3, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Riffee (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.5.1*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.5.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.6.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.6.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

10.7*
Corporate Office Properties Trust and Corporate Office Properties, L.P. Executive Change in Control and Severance Plan (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.8*
Letter Agreement, dated March 8, 2013, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.9*
Letter Agreement, dated August 28, 2014, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Wayne H. Lingafelter (filed with the Company’s Current Report on Form 8-K dated September 3, 2014 and incorporated herein by reference).

10.10*
Letter Agreement, dated September 26, 2014, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated October 1, 2014 and incorporated herein by reference).

10.11*
Letter Agreement, dated January 19, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.12*
Letter Agreement, dated June 2, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Current Report on Form 8-K dated June 5, 2015 and incorporated herein by reference).

10.13
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.14
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

10.15
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.16
Registration Rights Agreement, dated May 6, 2013, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.17
Indenture, dated as of September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.18
First Supplemental Indenture, dated September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.19
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 14, 2014 and incorporated herein by reference).

10.20
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

10.21
Term Loan Agreement, dated as of December 17, 2015, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed herewith).

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

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

EXHIBIT NO.	DESCRIPTION
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(c)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 25, 2016	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	February 25, 2016	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 25, 2016
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	February 25, 2016
(Roger A. Waesche, Jr.)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 25, 2016
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 25, 2016
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 25, 2016
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 25, 2016
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 25, 2016
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 25, 2016
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 25, 2016
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 25, 2016
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 25, 2016
(Richard Szafranski)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 25, 2016	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	February 25, 2016	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 25, 2016
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	February 25, 2016
(Roger A. Waesche, Jr.)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 25, 2016
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 25, 2016
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 25, 2016
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 25, 2016
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 25, 2016
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 25, 2016
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 25, 2016
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 25, 2016
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 25, 2016
(Richard Szafranski)

Corporate Office Properties Trust Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties, L.P. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 25, 2016

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Properties, net:
Operating properties, net	$2,920,529	$2,751,488
Projects in development or held for future development	429,219	545,426
Total properties, net	3,349,748	3,296,914
Assets held for sale, net	96,782	14,339
Cash and cash equivalents	60,310	6,077
Restricted cash and marketable securities	7,716	9,069
Accounts receivable (net of allowance for doubtful accounts of $1,525 and $717, respectively)	29,167	30,698
Deferred rent receivable (net of allowance of $1,962 and $1,418, respectively)	105,484	95,910
Intangible assets on real estate acquisitions, net	98,338	43,854
Deferred leasing costs (net of accumulated amortization of $66,364 and $69,998, respectively)	53,868	53,927
Investing receivables	47,875	52,147
Prepaid expenses and other assets, net	60,024	61,301
Total assets	$3,909,312	$3,664,236
Liabilities and equity
Liabilities:
Debt, net	$2,077,752	$1,914,036
Accounts payable and accrued expenses	91,755	123,035
Rents received in advance and security deposits	37,148	31,011
Dividends and distributions payable	30,178	29,862
Deferred revenue associated with operating leases	19,758	13,031
Interest rate derivatives	3,160	1,855
Other liabilities	13,779	12,105
Total liabilities	2,273,530	2,124,935
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	19,218	18,417
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,531,512 at December 31, 2015 and 93,255,284 at December 31, 2014)	945	933
Additional paid-in capital	2,004,507	1,969,968
Cumulative distributions in excess of net income	(657,172)	(717,264)
Accumulated other comprehensive loss	(2,838)	(1,297)
Total Corporate Office Properties Trust’s shareholders’ equity	1,544,525	1,451,423
Noncontrolling interests in subsidiaries:
Common units in COPLP	52,359	51,534
Preferred units in COPLP	8,800	8,800
Other consolidated entities	10,880	9,127
Noncontrolling interests in subsidiaries	72,039	69,461
Total equity	1,616,564	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,909,312	$3,664,236
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Rental revenue	$420,340	$386,396	$377,611
Tenant recoveries and other real estate operations revenue	98,724	93,329	83,386
Construction contract and other service revenues	106,402	106,748	62,363
Total revenues	625,466	586,473	523,360
Expenses
Property operating expenses	194,494	179,934	167,199
Depreciation and amortization associated with real estate operations	140,025	136,086	113,214
Construction contract and other service expenses	102,696	100,058	58,875
Impairment losses	23,289	1,416	5,857
General, administrative and leasing expenses	31,361	31,794	30,869
Business development expenses and land carry costs	13,507	5,573	5,436
Total operating expenses	505,372	454,861	381,450
Operating income	120,094	131,612	141,910
Interest expense	(89,074)	(92,393)	(82,010)
Interest and other income	4,517	4,923	3,834
Gain (loss) on early extinguishment of debt	85,275	(9,552)	(27,030)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	120,812	34,590	36,704
Equity in income of unconsolidated entities	62	229	2,110
Income tax expense	(199)	(310)	(1,978)
Income from continuing operations	120,675	34,509	36,836
Discontinued operations	156	26	55,692
Income before gain on sales of real estate	120,831	34,535	92,528
Gain on sales of real estate, net of income taxes	68,047	10,671	9,016
Net income	188,878	45,206	101,544
Net income attributable to noncontrolling interests:
Common units in COPLP	(6,403)	(1,006)	(3,283)
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,515)	(3,285)	(3,894)
Net income attributable to COPT	178,300	40,255	93,707
Preferred share dividends	(14,210)	(15,939)	(19,971)
Issuance costs associated with redeemed preferred shares	—	(1,769)	(2,904)
Net income attributable to COPT common shareholders	$164,090	$22,547	$70,832
Net income attributable to COPT:
Income from continuing operations	$178,147	$40,225	$41,366
Discontinued operations, net	153	30	52,341
Net income attributable to COPT	$178,300	$40,255	$93,707
Basic earnings per common share (1)
Income from continuing operations	$1.74	$0.25	$0.21
Discontinued operations	—	—	0.62
Net income attributable to COPT common shareholders	$1.74	$0.25	$0.83
Diluted earnings per common share (1)
Income from continuing operations	$1.74	$0.25	$0.21
Discontinued operations	—	—	0.62
Net income attributable to COPT common shareholders	$1.74	$0.25	$0.83
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$188,878	$45,206	$101,544
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(4,739)	(7,799)	6,791
Losses on interest rate derivatives included in interest expense	3,599	2,990	2,740
Losses on interest rate derivatives included in loss on early extinguishment of debt	—	38	—
Unrealized equity in other comprehensive (loss) income of equity method investee	(264)	—	1,070
Realized equity in other comprehensive income of equity method investee	—	—	(1,070)
Other comprehensive (loss) income	(1,404)	(4,771)	9,531
Comprehensive income	187,474	40,435	111,075
Comprehensive income attributable to noncontrolling interests	(10,715)	(4,957)	(8,453)
Comprehensive income attributable to COPT	$176,759	$35,478	$102,622

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (311,343 shares)	—	3	3,994	—	—	(3,997)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,916	—	—	—	117,961
Common shares issued under at-the-market program (1,500,000 shares)	—	15	38,432	—	—	—	38,447
Acquisition of property and noncontrolling interest in other consolidated entity for COPLP common units	—	—	(1,296)	—	—	2,665	1,369
Exercise of share options (39,331 shares)	—	—	779	—	—	—	779
Share-based compensation (105,852 shares issued, net of redemptions)	—	2	7,603	—	—	—	7,605
Redemption of vested equity awards	—	—	(2,002)	—	—	—	(2,002)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(744)	—	—	744	—
Comprehensive income	—	—	—	93,707	8,915	7,077	109,699
Dividends	—	—	—	(115,216)	—	—	(115,216)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,940)	(4,940)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	86	86
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(7,121)	—	—	—	(7,121)
Tax loss from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at December 31, 2013 (87,394,512 common shares outstanding)	249,083	874	1,814,015	(641,868)	3,480	71,665	1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (140,149 shares)	—	2	1,841	—	—	(1,843)	—
Common shares issued to the public (5,520,000 shares)	—	55	148,611	—	—	—	148,666
Exercise of share options (62,888 shares)	—	—	1,489	—	—	—	1,489
Share-based compensation (137,735 shares issued, net of redemptions)	—	2	7,048	—	—	—	7,050
Redemption of vested equity awards	—	—	(1,554)	—	—	—	(1,554)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(3,382)	—	—	3,382	—
Comprehensive income	—	—	—	40,255	(4,777)	2,796	38,274
Dividends	—	—	—	(113,882)	—	—	(113,882)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,929)	(4,929)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	134	—	—	—	134
Tax loss from share-based compensation	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014 (93,255,284 common shares outstanding)	199,083	933	1,969,968	(717,264)	(1,297)	69,461	1,520,884
Conversion of common units to common shares (160,160 shares)	—	2	2,149	—	—	(2,151)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (149,353 shares issued, net of redemptions)	—	1	7,397	—	—	—	7,398
Redemption of vested equity awards	—	—	(2,462)	—	—	—	(2,462)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(682)	—	—	682	—
Comprehensive income	—	—	—	178,300	(1,541)	8,488	185,247
Dividends	—	—	—	(118,208)	—	—	(118,208)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,706)	(4,706)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	300	300
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	116	—	—	—	116
Tax loss from share-based compensation	—	—	(513)	—	—	—	(513)
Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$501,779	$479,605	$482,763
Construction contract and other service revenues received	117,107	89,180	63,647
Property operating expenses paid	(190,281)	(178,803)	(176,243)
Construction contract and other service expenses paid	(124,481)	(79,271)	(63,853)
General, administrative, leasing, business development and land carry costs paid	(38,113)	(29,521)	(28,022)
Interest expense paid	(65,816)	(79,095)	(81,575)
Previously accreted interest expense paid	—	—	(11,116)
Exit costs on property dispositions	—	—	(979)
Payments in connection with early extinguishment of debt	(373)	(9,017)	(27,909)
Interest and other income received	4,194	607	2,260
Income taxes (paid) refunded	(8)	200	6
Net cash provided by operating activities	204,008	193,885	158,979
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(202,866)	—	—
Construction, development and redevelopment	(234,346)	(200,385)	(201,808)
Tenant improvements on operating properties	(29,413)	(27,037)	(21,950)
Other capital improvements on operating properties	(23,147)	(28,720)	(23,940)
Proceeds from dispositions of properties	193,735	57,782	148,569
Investing receivables funded	(22)	(3,731)	(14,077)
Investing receivables payments received	5,114	10,279	144
Leasing costs paid	(13,710)	(16,234)	(14,429)
Decrease in restricted cash associated with investing activities	1,455	1,137	8,178
Other	(4,332)	(2,780)	(477)
Net cash used in investing activities	(307,532)	(209,689)	(119,790)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	522,000	232,000	504,000
Unsecured senior notes	296,580	297,342	592,413
Other debt proceeds	164,000	11,569	94,049
Repayments of debt
Revolving Credit Facility	(561,500)	(149,000)	(504,000)
Scheduled principal amortization	(6,728)	(6,517)	(9,481)
Other debt repayments	(155,307)	(394,653)	(612,093)
Deferred financing costs paid	(7,522)	(708)	(9,361)
Net proceeds from issuance of common shares	28,567	150,174	157,444
Redemption of preferred shares	—	(50,000)	(84,750)
Common share dividends paid	(103,638)	(96,330)	(93,474)
Preferred share dividends paid	(14,210)	(16,731)	(21,335)
Distributions paid to noncontrolling interests in COPLP	(4,752)	(5,008)	(4,958)
Redemption of vested equity awards	(2,462)	(1,554)	(2,002)
Other	2,729	(3,076)	(1,862)
Net cash provided by (used in) financing activities	157,757	(32,492)	4,590
Net increase (decrease) in cash and cash equivalents	54,233	(48,296)	43,779
Cash and cash equivalents
Beginning of period	6,077	54,373	10,594
End of period	$60,310	$6,077	$54,373

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$188,878	$45,206	$101,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	142,231	138,490	119,773
Impairment losses	23,523	1,419	31,068
Settlement of previously accreted interest expense	—	—	(11,116)
Amortization of deferred financing costs	4,466	4,666	5,451
Increase in deferred rent receivable	(14,969)	(3,520)	(5,196)
Amortization of net debt discounts	1,122	921	1,159
Gain on sales of real estate	(68,047)	(10,695)	(11,687)
Share-based compensation	6,574	6,164	6,530
(Gain) loss on early extinguishment of debt	(86,028)	651	(68,689)
Other	528	(3,242)	(3,093)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,331	(2,011)	(11,698)
(Increase) decrease in restricted cash and marketable securities	(1,241)	1,352	576
Decrease (increase) in prepaid expenses and other assets, net	2,853	(10,126)	(3,764)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,620)	25,091	3,960
Increase (decrease) in rents received in advance and security deposits	6,407	(481)	4,161
Net cash provided by operating activities	$204,008	$193,885	$158,979
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(14,797)	$(3,779)	$2,947
Debt assumed on acquisition of operating property	$55,490	$—	$—
Other liabilities assumed on acquisition of operating properties	$5,179	$—	$—
Decrease in property in connection with transfer of property in settlement of debt	$(82,738)	$—	$(73,780)
Decrease in debt in connection with transfer of property in settlement of debt	$(150,000)	$—	$(146,500)
Increase in property and redeemable noncontrolling interests in connection with property contribution by a redeemable noncontrolling interest in a joint venture	$1,415	$—	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(1,140)	$(4,866)	$9,470
Equity in other comprehensive loss of an equity method investee	$(264)	$—	$—
Dividends/distribution payable	$30,178	$29,862	$29,080
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$—	$5,194
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,151	$1,843	$3,997
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$682	$3,382	$744
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(116)	$(134)	$7,121

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2015	2014
Assets
Properties, net:
Operating properties, net	$2,920,529	$2,751,488
Projects in development or held for future development	429,219	545,426
Total properties, net	3,349,748	3,296,914
Assets held for sale, net	96,782	14,339
Cash and cash equivalents	60,310	6,077
Restricted cash and marketable securities	1,953	3,187
Accounts receivable (net of allowance for doubtful accounts of $1,525 and $717, respectively)	29,167	30,698
Deferred rent receivable (net of allowance of $1,962 and $1,418, respectively)	105,484	95,910
Intangible assets on real estate acquisitions, net	98,338	43,854
Deferred leasing costs (net of accumulated amortization of $66,364 and $69,998, respectively)	53,868	53,927
Investing receivables	47,875	52,147
Prepaid expenses and other assets, net	60,024	61,301
Total assets	$3,903,549	$3,658,354
Liabilities and equity
Liabilities:
Debt, net	$2,077,752	$1,914,036
Accounts payable and accrued expenses	91,755	123,035
Rents received in advance and security deposits	37,148	31,011
Distributions payable	30,178	29,862
Deferred revenue associated with operating leases	19,758	13,031
Interest rate derivatives	3,160	1,855
Other liabilities	8,016	6,223
Total liabilities	2,267,767	2,119,053
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	19,218	18,417
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at December 31, 2015 and 2014	199,083	199,083
Limited partner, 352,000 preferred units outstanding at December 31, 2015 and 2014	8,800	8,800
Common units, 94,531,512 and 93,255,284 held by the general partner and 3,677,391 and 3,837,551 held by limited partners at December 31, 2015 and 2014, respectively	1,400,745	1,305,219
Accumulated other comprehensive loss	(2,985)	(1,381)
Total Corporate Office Properties, L.P.’s equity	1,605,643	1,511,721
Noncontrolling interests in subsidiaries	10,921	9,163
Total equity	1,616,564	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,903,549	$3,658,354
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Rental revenue	$420,340	$386,396	$377,611
Tenant recoveries and other real estate operations revenue	98,724	93,329	83,386
Construction contract and other service revenues	106,402	106,748	62,363
Total revenues	625,466	586,473	523,360
Expenses
Property operating expenses	194,494	179,934	167,199
Depreciation and amortization associated with real estate operations	140,025	136,086	113,214
Construction contract and other service expenses	102,696	100,058	58,875
Impairment losses	23,289	1,416	5,857
General, administrative and leasing expenses	31,361	31,794	30,869
Business development expenses and land carry costs	13,507	5,573	5,436
Total operating expenses	505,372	454,861	381,450
Operating income	120,094	131,612	141,910
Interest expense	(89,074)	(92,393)	(82,010)
Interest and other income	4,517	4,923	3,834
Gain (loss) on early extinguishment of debt	85,275	(9,552)	(27,030)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	120,812	34,590	36,704
Equity in income of unconsolidated entities	62	229	2,110
Income tax expense	(199)	(310)	(1,978)
Income from continuing operations	120,675	34,509	36,836
Discontinued operations	156	26	55,692
Income before gain on sales of real estate	120,831	34,535	92,528
Gain on sales of real estate, net of income taxes	68,047	10,671	9,016
Net income	188,878	45,206	101,544
Net income attributable to noncontrolling interests in consolidated entities	(3,520)	(3,276)	(3,907)
Net income attributable to COPLP	185,358	41,930	97,637
Preferred unit distributions	(14,870)	(16,599)	(20,631)
Issuance costs associated with redeemed preferred units	—	(1,769)	(2,904)
Net income attributable to COPLP common unitholders	$170,488	$23,562	$74,102
Net income attributable to COPLP:
Income from continuing operations	$185,199	$41,899	$42,875
Discontinued operations, net	159	31	54,762
Net income attributable to COPLP	$185,358	$41,930	$97,637
Basic earnings per common unit (1)
Income from continuing operations	$1.74	$0.25	$0.21
Discontinued operations	—	—	0.62
Net income attributable to COPLP common unitholders	$1.74	$0.25	$0.83
Diluted earnings per common unit (1)
Income from continuing operations	$1.74	$0.25	$0.21
Discontinued operations	—	—	0.62
Net income attributable to COPLP common unitholders	$1.74	$0.25	$0.83
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$188,878	$45,206	$101,544
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(4,739)	(7,799)	6,791
Losses on interest rate derivatives included in interest expense	3,599	2,990	2,740
Losses on interest rate derivatives included in loss on early extinguishment of debt	—	38	—
Unrealized equity in other comprehensive (loss) income of equity method investee	(264)	—	1,070
Realized equity in other comprehensive income of equity method investee	—	—	(1,070)
Other comprehensive (loss) income	(1,404)	(4,771)	9,531
Comprehensive income	187,474	40,435	111,075
Comprehensive income attributable to noncontrolling interests	(3,720)	(3,492)	(4,125)
Comprehensive income attributable to COPLP	$183,754	$36,943	$106,950

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,961	—	—	117,961
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	1,500,000	38,447	—	—	38,447
Acquisition of property and noncontrolling interest in subsidiary for COPLP common units	—	—		—	221,501	3,899	—	(2,530)	1,369
Issuance of common units resulting from exercise of share options	—	—	—	—	39,331	779	—	—	779
Share-based compensation (units net of redemption)	—	—	—	—	105,852	7,605	—	—	7,605
Redemptions of vested equity awards	—	—	—	—	—	(2,002)	—	—	(2,002)
Comprehensive income	—	660	—	19,971	—	77,006	9,313	2,749	109,699
Distributions to owners of common and preferred units	—	(660)	—	(19,971)	—	(99,525)	—	—	(120,156)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	86	86
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(7,121)	—	—	(7,121)
Tax loss from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at December 31, 2013	352,000	8,800	9,431,667	249,083	91,372,212	1,226,318	3,605	9,443	1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	5,520,000	148,666	—	—	148,666
Issuance of common units resulting from exercise of share options	—	—	—	—	62,888	1,489	—	—	1,489
Share-based compensation (units net of redemption)	—	—	—	—	137,735	7,050	—	—	7,050
Redemptions of vested equity awards	—	—	—	—	—	(1,554)	—	—	(1,554)
Comprehensive income	—	660	—	15,939	—	25,331	(4,986)	1,330	38,274
Distributions to owners of common and preferred units	—	(660)	—	(15,939)	—	(102,212)	—	—	(118,811)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	134	—	—	134
Tax loss from share-based compensation	—	—	—	—	—	(3)	—	—	(3)
Balance at December 31, 2014	352,000	8,800	7,431,667	199,083	97,092,835	1,305,219	(1,381)	9,163	1,520,884
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	149,353	7,398	—	—	7,398
Redemptions of vested equity awards	—	—	—	—	—	(2,462)	—	—	(2,462)
Comprehensive income	—	660	—	14,210	—	170,488	(1,604)	1,493	185,247
Distributions to owners of common and preferred units	—	(660)	—	(14,210)	—	(108,044)	—	—	(122,914)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	300	300
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	116	—	—	116
Tax loss from share-based compensation	—	—	—	—	—	(513)	—	—	(513)
Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$501,779	$479,605	$482,763
Construction contract and other service revenues received	117,107	89,180	63,647
Property operating expenses paid	(190,281)	(178,803)	(176,243)
Construction contract and other service expenses paid	(124,481)	(79,271)	(63,853)
General, administrative, leasing, business development and land carry costs paid	(38,113)	(29,521)	(28,022)
Interest expense paid	(65,816)	(79,095)	(81,575)
Previously accreted interest expense paid	—	—	(11,116)
Exit costs on property dispositions	—	—	(979)
Payments in connection with early extinguishment of debt	(373)	(9,017)	(27,909)
Interest and other income received	4,194	607	2,260
Income taxes (paid) refunded	(8)	200	6
Net cash provided by operating activities	204,008	193,885	158,979
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(202,866)	—	—
Construction, development and redevelopment	(234,346)	(200,385)	(201,808)
Tenant improvements on operating properties	(29,413)	(27,037)	(21,950)
Other capital improvements on operating properties	(23,147)	(28,720)	(23,940)
Proceeds from dispositions of properties	193,735	57,782	148,569
Investing receivables funded	(22)	(3,731)	(14,077)
Investing receivables payments received	5,114	10,279	144
Leasing costs paid	(13,710)	(16,234)	(14,429)
Decrease in restricted cash associated with investing activities	1,455	1,137	8,178
Other	(4,332)	(2,780)	(477)
Net cash used in investing activities	(307,532)	(209,689)	(119,790)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	522,000	232,000	504,000
Unsecured senior notes	296,580	297,342	592,413
Other debt proceeds	164,000	11,569	94,049
Repayments of debt
Revolving Credit Facility	(561,500)	(149,000)	(504,000)
Scheduled principal amortization	(6,728)	(6,517)	(9,481)
Other debt repayments	(155,307)	(394,653)	(612,093)
Deferred financing costs paid	(7,522)	(708)	(9,361)
Net proceeds from issuance of common units	28,567	150,174	157,444
Redemption of preferred units	—	(50,000)	(84,750)
Common unit distributions paid	(107,730)	(100,678)	(97,772)
Preferred unit distributions paid	(14,870)	(17,391)	(21,995)
Redemption of vested equity awards	(2,462)	(1,554)	(2,002)
Other	2,729	(3,076)	(1,862)
Net cash provided by (used in) financing activities	157,757	(32,492)	4,590
Net increase (decrease) in cash and cash equivalents	54,233	(48,296)	43,779
Cash and cash equivalents
Beginning of period	6,077	54,373	10,594
End of period	$60,310	$6,077	$54,373
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$188,878	$45,206	$101,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	142,231	138,490	119,773
Impairment losses	23,523	1,419	31,068
Settlement of previously accreted interest expense	—	—	(11,116)
Amortization of deferred financing costs	4,466	4,666	5,451
Increase in deferred rent receivable	(14,969)	(3,520)	(5,196)
Amortization of net debt discounts	1,122	921	1,159
Gain on sales of real estate	(68,047)	(10,695)	(11,687)
Share-based compensation	6,574	6,164	6,530
(Gain) loss on early extinguishment of debt	(86,028)	651	(68,689)
Other	528	(3,242)	(3,093)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,331	(2,011)	(11,698)
(Increase) decrease in restricted cash and marketable securities	(1,360)	(234)	1,267
Decrease (increase) in prepaid expenses and other assets, net	2,853	(10,126)	(3,764)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,501)	26,677	3,269
Increase (decrease) in rents received in advance and security deposits	6,407	(481)	4,161
Net cash provided by operating activities	$204,008	$193,885	$158,979
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(14,797)	$(3,779)	$2,947
Debt assumed on acquisition of operating property	$55,490	$—	$—
Other liabilities assumed on acquisition of operating properties	$5,179	$—	$—
Decrease in property in connection with transfer of property in settlement of debt	$(82,738)	$—	$(73,780)
Decrease in debt in connection with transfer of property in settlement of debt	$(150,000)	$—	$(146,500)
Increase in property and redeemable noncontrolling interests in connection with property contribution by a redeemable noncontrolling interest in a joint venture	$1,415	$—	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(1,140)	$(4,866)	$9,470
Equity in other comprehensive loss of an equity method investee	$(264)	$—	$—
Distributions payable	$30,178	$29,862	$29,080
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$—	$5,194
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(116)	$(134)	$7,121

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support United States Government agencies and their contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a complementary portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of December 31, 2015, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•	177 operating office properties totaling 18.1 million square feet, including nine triple-net leased, single-tenant data center properties;

•
13 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.5 million square feet upon completion, including one partially operational property included above;

•	1,439 acres of land we control that we believe are potentially developable into approximately 17.6 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2015, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers, and although, as a partnership, COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The COPT consolidated financial statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which COPT has a majority voting interest and control.  The COPLP consolidated financial statements include the accounts of COPLP, its subsidiaries and other entities in which COPLP has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary of such entities.  We eliminate all intercompany balances and transactions in consolidation.

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

Reclassification

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements, including amounts related to our adoption of guidance regarding the presentation of deferred debt issuance costs (discussed below) and our change in reportable segments (discussed in Note 17), with no effect on previously reported net income or equity.

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

Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and deferred rent receivable, the allocation of property acquisition costs, the determination of estimated useful lives of assets, the determination of lease terms, the evaluation of impairment of long-lived assets, the amount of impairment losses recognized, the amount of revenue recognized relating to tenant improvements, the level of expense recognized in connection with share-based compensation and the determination of accounting method for investments. Actual results could differ from these and other estimates.

Acquisitions of Properties

Upon completion of property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate property acquisitions to the following components:

•
properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated between land and buildings or, in the case of properties under development, construction in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancelable terms of the respective leases;

•
above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining lease terms of the respective leases, and to renewal periods in the case of below-market leases;

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

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We amortize the intangible assets and deferred revenue on real estate acquisitions discussed above as follows:

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

Fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses, yield analyses or sales comparison approach. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

When we determine that a property is held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net book value of the property, we recognize an impairment loss equal to the difference and reduce the net book value of the property. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on our consolidated balance sheet for such periods.

For dispositions of operating properties occurring prior to June 30, 2014 in which we had no significant continuing involvement, or for operating properties held for sale prior to June 30, 2014, we classify the results of operations for such properties as discontinued operations; interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations. We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to the reporting of discontinued operations and disclosures of disposals of components of an entity effective for the quarterly period ended June 30, 2014. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. We have had no properties newly classified as discontinued operations subsequent to our adoption of this guidance.

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

We evaluate the collectibility of both interest and principal of loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate and the value of any collateral under such loan.

Interest on impaired loans is recognized when received in cash.

Deferred Leasing and Financing Costs

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

In April 2015, the FASB issued guidance that changes the presentation of deferred debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This guidance was further updated in August 2015 with respect to debt issuance costs of line-of-credit arrangements to note that it will be permissible for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance effective for the quarterly period ended December 31, 2015 retrospectively to each prior period presented. The application of this guidance changed the balance sheet classification of most of our deferred financing costs but did not otherwise affect our consolidated financial statements. For costs of such arrangements attributable to line-of-credit arrangements and interest rate derivatives, we present such costs in the balance sheet in the line entitled prepaid and other assets.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Noncontrolling Interests

COPT’s consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT (discussed further in Note 14) and consolidated real estate joint ventures (discussed further in Note 6). COPLP’s consolidated noncontrolling interests are comprised primarily of interests in our consolidated real estate joint ventures. Also included in COPLP’s consolidated noncontrolling interests are interests in several real estate entities owned directly by COPT, or a wholly owned subsidiary of COPT, that generally do not exceed 1% of interests in such entities. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. For noncontrolling interests that are currently redeemable for cash at the option of the holders of such interests or deemed probable to eventually become redeemable, we classify such interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on COPT’s consolidated balance sheets or common units on COPLP’s balance sheet, and only recognize reductions in such interests to the extent of their carrying amount. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities’ income or losses not attributable to us.

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

Share-Based Compensation
We issue three forms of share-based compensation: restricted COPT common shares (“restricted shares”), deferred share awards and performance share units (“PSUs”). We also issued options to purchase COPT common shares (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

We compute the fair value of restricted shares and deferred share awards based on the fair value of COPT common shares on the grant date.

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

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Ordinary income	38.3%	64.5%	71.8%	38.3%	90.9%	76.2%
Long-term capital gain	61.7%	6.5%	22.4%	61.7%	9.1%	23.8%
Return of capital	0.0%	29.0%	5.8%	0.0%	0.0%	0.0%

In addition, dividends paid on January 15, 2016 (with a record date of December 31, 2015) on COPT’s common and preferred shares were allocated to 2015 for Federal income tax purposes and characterized based on the percentages set forth above for 2015.

We distributed all of COPT’s REIT taxable income in 2015, 2014 and 2013 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $224 million lower than the amount reported on our consolidated balance sheet at December 31, 2015, which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

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

Recent Accounting Pronouncements

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

As discussed further above, we adopted guidance issued by the FASB effective for the quarterly period ended December 31, 2015 retrospectively to each prior period presented that requires an entity to present deferred debt issuance costs (other than costs of line-of-credit arrangements) in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $5.8 million as of December 31, 2015 and $5.9 million as of December 31, 2014, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As discussed further in Note 6, our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC, have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 8, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 10, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 8 for investing receivables, Note 10 for debt and Note 11 for interest rate derivatives.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2015:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,658	$—	$—	$5,658
Other	105	—	—	105
Interest rate derivatives (2)	—	53	—	53
Total assets	$5,763	$53	$—	$5,816
Liabilities:
Deferred compensation plan liability (3)	$—	$5,763	$—	$5,763
Interest rate derivatives	—	3,160	—	3,160
Total liabilities	$—	$8,923	$—	$8,923

December 31, 2014:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,756	$—	$—	$5,756
Other	126	—	—	126
Interest rate derivatives (2)	—	274	—	274
Total assets	$5,882	$274	$—	$6,156
Liabilities:
Deferred compensation plan liability (3)	$—	$5,882	$—	$5,882
Interest rate derivatives	—	1,855	—	1,855
Total liabilities	$—	$7,737	$—	$7,737

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2015:
Assets:
Interest rate derivatives (1)	$—	$53	$—	$53
Total Assets	$—	$53	$—	$53
Liabilities:
Interest rate derivatives	$—	$3,160	$—	$3,160

December 31, 2014:
Assets:
Interest rate derivatives (1)	$—	$274	$—	$274
Total Assets	$—	$274	$—	$274
Liabilities:
Interest rate derivatives	$—	$1,855	$—	$1,855

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

In 2015, we recognized the following impairment losses resulting from nonrecurring fair value measurements:

•
$12.8 million on land in Colorado Springs, Colorado (“Colorado Springs”). We classified some of this land as held for sale in the fourth quarter of 2015, at which time we adjusted the land to its estimated fair value less costs to sell. Due to the impairment loss on the land held for sale, we updated our estimates of fair value for other land owned in Colorado Springs and determined that the carrying value of some of this land exceeded such land’s estimated fair value, which resulted in recognition of an additional impairment loss;

•
$6.6 million on land in Aberdeen, Maryland. After concluding during the fourth quarter that we no longer expected to develop operating properties on the land, we determined that the carrying amount of the land would not likely be recovered from the sale of this property over the likely remaining holding period. Accordingly, we adjusted the land to its estimated fair value;

•
$2.6 million on operating properties in White Marsh, Maryland (included in our Regional Office segment) that we decided to sell and whose carrying amounts exceeded their estimated fair values less costs to sell. These properties were reclassified as held for sale during the year; and

•
$1.3 million on an operating property in Northern Virginia (included in our Regional Office segment) that we sold on July 27, 2015 following receipt of an unsolicited offer. This property’s carrying value exceeded its fair value less costs to sell.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair measurements of assets as of December 31, 2015 (dollars in thousands):

	Fair Values as of December 31, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Total properties, net (1)	$—	$—	$13,850	$13,850
Assets held for sale, net (2)	—	—	21,423	21,423

(1) Represents estimated fair values.
(2) Represents estimated fair values less costs to sell.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of December 31, 2015 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average) (1)
Bids for property indicative of value	$24,423	Indicative bids	N/A
Comparable sales analysis	10,850	Comparable sales prices	N/A

(1) Only one value applied for these unobservable inputs.

In 2014, we recognized impairment losses totaling $1.4 million primarily in connection with certain of our operating properties in White Marsh, Maryland (included in our Regional Office segment) that we decided to sell and whose carrying amounts exceeded the cash flows from the operations and sales of the properties over the shortened period. These properties were subsequently disposed during the year.

In 2013, we recognized the following impairment losses:

•
for certain of our operating properties that served as collateral for a nonrecourse loan, we expected that the cash flows to be generated by the properties would be insufficient to fund debt service requirements on the loan. While we sought to negotiate various alternatives with the lender, on December 23, 2013, we conveyed the properties to the lender to extinguish the loan. We recognized non-cash impairment losses of $11.0 million (all classified as discontinued operations and including $560,000 in exit costs) on these properties in 2013 resulting primarily from the carrying amount of certain of these properties located in Colorado Springs (included in our Regional Office and Colorado Defense/IT Locations segments) exceeding their fair value;

•
$15.2 million (all classified as discontinued operations and including $419,000 in exit costs) in connection with properties and land no longer aligned with our strategy that we sold, mostly in Colorado Springs (operating properties included primarily in our Regional Office and Colorado Defense/IT Locations segments); and

•
$5.9 million on two properties in White Marsh, Maryland (included in our Regional Office segment) that we concluded no longer met our investment criteria during the year and whose carrying amounts exceeded the cash flows from the operations and sales of the properties over the shortened period.

4.    Concentration of Revenue

A large concentration of our revenue from real estate operations was earned from our largest tenant, the United States Government, including 20% of our rental revenue in 2015, 18% in 2014 and 18% in 2013 (continuing and discontinued operations, and excluding tenant recoveries and other real estate operations revenue). Our rental revenue from the United States Government was earned primarily from properties in the Fort Meade/Baltimore Washington Corridor, Lackland Air Force Base, Navy Support Locations and Redstone Arsenal business subsegments (see Note 17). No other individual tenants accounted for 10% or more of our revenue from real estate operations. In addition, we also derived in excess of 90% of our construction contract revenue from the United States Government in each of the years set forth on the consolidated statements of operations.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition, we derived large concentrations of our revenue from real estate operations from certain business segments as set forth in Note 17.

5.    Properties, net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$463,305	$439,355
Buildings and improvements	3,157,587	3,015,216
Less: accumulated depreciation	(700,363)	(703,083)
Operating properties, net	$2,920,529	$2,751,488

In 2014, we recognized $12.9 million in additional depreciation expense resulting from our shortening of the useful life of a property in Greater Philadelphia, Pennsylvania (included in our Regional Office segment) that was removed from service for redevelopment.

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$207,774	$214,977
Development in progress, excluding land	221,445	330,449
Projects in development or held for future development	$429,219	$545,426

As of December 31, 2015, we had 13 operating properties in White Marsh, Maryland (included in our Regional Office segment), two operating properties in San Antonio (included in our Other segment) and land in Northern Virginia and Colorado Springs classified as held for sale. The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

December 31, 2015
Properties, net	$90,188
Deferred rent receivable	2,891
Intangible assets on real estate acquisitions, net	1,591
Deferred leasing costs, net	1,391
Lease incentives, net	721
Assets held for sale, net	$96,782

As of December 31, 2014, we had two land parcels in White Marsh, Maryland classified as held for sale with aggregate carrying amounts of $14.3 million that were sold in 2015.

2015 Acquisitions

In 2015, we acquired the following operating properties:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.8 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia that was 100% leased, for $80.5 million on April 15, 2015; and

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the allocation of the aggregate purchase price of these properties to the value of the acquired assets and liabilities (in thousands):

Land, operating properties	$55,076
Building and improvements	139,540
Intangible assets on real estate acquisitions	75,729
Total assets	270,345
Below-market leases	(6,808)
Total acquisition cost	$263,537

Intangible assets recorded in connection with these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$31,183	12
In-place lease value	35,139	7
Above-market leases	6,720	4
Below-market cost arrangements	2,687	40
	$75,729	10

These properties contributed revenues of $20.2 million and net income from continuing operations of $1.2 million in 2015. We expensed operating property acquisition costs of $4.1 million in 2015 that are included in business development expenses and land carry costs on our consolidated statements of operations.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through December 31, 2015. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify the operating property acquisition costs disclosed above from the 2015 periods in which they were incurred to the year ended December 31, 2014. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per shares amounts).

	For the Year Ended December 31,

	2015	2014
	(Unaudited)
Pro forma total revenues	$641,982	$623,013
Pro forma net income attributable to COPT common shareholders	$167,079	$20,796
Pro forma EPS:
Basic	$1.77	$0.23
Diluted	$1.77	$0.23

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2015 Dispositions

In 2015, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Disposition	Number of Buildings	Total Rentable Square Feet	Transaction Value (1)	Gain on Disposition
1550 Westbranch Drive	McLean, VA	Regional Office	7/27/2015	1	160,000	$27,800	$—
15000 and 15010 Conference Center Drive	Chantilly, VA	Northern VA Defense/IT	8/28/2015	2	665,000	167,335	—
13200 Woodland Park Road	Herndon, VA	Regional Office	10/27/2015	1	397,000	84,000	42,515
9900, 9910 and 9920 Franklin Square Drive	White Marsh, MD	Regional Office	11/9/2015	3	135,000	24,150	6,468
9690 Deereco Road and 375 W. Padonia Road	Timonium, MD	Regional Office	12/17/2015	2	240,000	44,500	15,050
				9	1,597,000	$347,785	$64,033

(1)	Each of these properties were sold except for 15000 and 15010 Conference Center Drive, the disposition of which was completed in connection with a debt extinguishment, as discussed further below.

We also sold land in 2015 for $18.1 million and recognized gains of $4.0 million on the sales.

On August 28, 2015, ownership in 15000 and 15010 Conference Center Drive was transferred to the mortgage lender on a $150.0 million nonrecourse mortgage loan that was secured by the properties and we removed the debt obligation and accrued interest from our balance sheet. Upon completion of this transfer, we recognized a gain on early extinguishment of debt of $84.8 million, representing the difference between the mortgage loan and accrued interest payable extinguished over the carrying value of the properties transferred as of the transfer date and related closing costs.

2015 Construction Activities

In 2015, we placed into service an aggregate of 897,000 square feet in seven newly constructed office properties and 170,000 square feet in two redeveloped properties. As of December 31, 2015, we had nine office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.3 million square feet upon completion and four office properties under redevelopment that we estimate will total 156,000 square feet upon completion.

2014 Dispositions

In 2014, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
4969 and 4979 Mercantile Road	White Marsh, MD	Regional Office	7/14/2014	2	96,721	$5,960	$2,124
9930 and 9940 Franklin Square	White Marsh, MD	Regional Office	7/30/2014	2	71,992	10,475	2,303
5020, 5022, 5024 and 5026 Campbell Boulevard	White Marsh, MD	Regional Office	8/4/2014	4	134,245	12,400	666
				8	302,958	$28,835	$5,093

We also sold land in 2014 for $28.3 million and recognized gains of $5.6 million on the sales.

2014 Construction Activities

In 2014, we placed into service an aggregate of 692,000 square feet in five newly constructed office properties.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2013 Dispositions

 In 2013, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value (1)	Gain on Disposition
920 Elkridge Landing Road	Linthicum, MD	Fort Meade/BW Corridor	6/25/2013	1	103,000	$6,900	$—
4230 Forbes Boulevard	Lanham, MD	Regional Office	12/11/2013	1	56,000	5,600	1,507
December 2013 Colorado Springs Portfolio Disposition	Colorado Springs, CO	Colorado Defense/IT and Regional Office	12/12/2013	15	1,165,000	133,925	1,164
December 2013 Portfolio Conveyance	Colorado Springs, CO and Linthicum, MD	Various (2)	12/23/2013	14	1,021,000	146,876	—
				31	2,345,000	$293,301	$2,671

(1)	Each of these properties were sold except for the December 2013 Portfolio Conveyance, the disposition of which was completed in connection with a debt extinguishment, as described further below.

(2)	Included properties in our Fort Meade/BW Corridor, Colorado Defense/IT and Regional Office segments.

We also disposed of a non-operating property in 2013 for an aggregate transaction value of $3.5 million. In addition to the gains on dispositions reflected above, we recognized impairment losses on certain of these assets that are disclosed in Note 3.

On December 23, 2013, the mortgage lender on a $146.5 million nonrecourse mortgage loan that was secured by the December 2013 Portfolio Conveyance accepted a deed in lieu of foreclosure on the properties. As a result, we transferred title to the properties to the mortgage lender and we were relieved of the debt obligation plus accrued interest. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $67.8 million, representing the excess of the mortgage loan and interest payable extinguished over the carrying values of the properties transferred as of the transfer date (which included the effect of previous impairment losses) and related closing costs.

2013 Construction Activities

In 2013, we placed into service an aggregate of 812,000 square feet in eight newly constructed office properties.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2015 (dollars in thousands):

		Nominal
		Ownership		December 31, 2015		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	12/31/2015	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$147,612	$82,721	$54,022
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	56,455	48,245	37,568
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	5,284	—	393
				$209,351	$130,966	$91,983
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8; as of December 31, 2015, we had advanced $37.2 million to the City to fund such costs (excluding accrued interest; the aggregate amount outstanding under these notes, including accrued interest, was $44.9 million as of December 31, 2015 and is included in investing receivables on our consolidated balance sheets).  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved 594,000 square feet of construction commencement through December 31, 2015;

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

•
For Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time following the construction completion and stabilization (as defined in the operating agreement) of the joint venture’s office property; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP.

We disclose the activity of our redeemable noncontrolling interests in Note 12.

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

Unconsolidated Real Estate Joint Venture

We had a 20% ownership interest in an unconsolidated real estate joint venture that operated 16 operating properties, and in which we had a negative investment balance of $6.4 million as of December 31, 2012. We accounted for the investment in the joint venture using the equity method of accounting. On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation. We recognized a gain on the substantive disposition of our investment in the joint venture in 2013 of $6.3 million, which is included in the line entitled “gain on sales of real estate, net of income taxes” on our consolidated statements of operations.

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$134,664	$89,540	$45,124	$123,759	$101,040	$22,719
Tenant relationship value	62,172	23,468	38,704	42,301	28,492	13,809
Below-market cost arrangements	15,102	6,692	8,410	12,415	5,984	6,431
Above-market leases	14,210	8,491	5,719	8,659	8,159	500
Other	1,333	952	381	1,333	938	395
	$227,481	$129,143	$98,338	$188,467	$144,613	$43,854

Amortization of the intangible asset categories set forth above totaled $18.5 million in 2015, $15.2 million in 2014 and $16.2 million in 2013. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: 11 years; below-market cost arrangements: 35 years; above-market leases: four years; and other: 27 years. The approximate weighted average amortization period for all of the categories combined is eleven years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $18.8 million for 2016; $16.3 million for 2017; $11.6 million for 2018; $8.8 million for 2019; and $7.0 million for 2020.

8.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2015	2014
Notes receivable from City of Huntsville	$44,875	$49,147
Other investing loans receivable	3,000	3,000
	$47,875	$52,147

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

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2015 or December 31, 2014.  The fair value of these receivables approximated their carrying amounts as of December 31, 2015 and December 31, 2014.

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$23,009	$20,570
Lease incentives	11,133	13,344
Furniture, fixtures and equipment, net	6,004	6,637
Deferred financing costs, net (1)	5,867	4,849
Deferred tax asset, net	3,467	4,002
Construction contract costs incurred in excess of billings	3,261	6,656
Equity method investments	1,636	2,368
Other assets	5,647	2,875
Prepaid expenses and other assets, net	$60,024	$61,301

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2015	2014
Operating loss carry forward	$5,065	$5,012
Share-based compensation	363	976
Accrued payroll	133	195
Property	(32)	(119)
Valuation allowance	(2,062)	(2,062)
Deferred tax asset, net	$3,467	$4,002

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. The deferred tax asset valuation allowance is due to a decrease in future projected operating income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2015 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	December 31, 2015	December 31, 2014	Stated Interest Rates as of	Scheduled Maturity as of
			December 31, 2015	December 31, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (2)	$281,208	$385,769	3.96% - 7.87% (3)	2016-2024
Variable rate secured loans	49,792	36,698	LIBOR + 1.85% - 2.00% (4)	2016-2020
Total mortgage and other secured loans	331,000	422,467
Revolving Credit Facility (5)	43,500	83,000	LIBOR + 0.875% to 1.60%	May 2019
Term Loan Facilities (6)	515,902	517,846	LIBOR + 0.90% to 2.60% (7)	2019-2022
Unsecured Senior Notes (5)
3.600%, $350,000 aggregate principal	346,714	346,311	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	245,731	245,306	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	297,378	296,927	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,019	—	5.00% (10)	July 2025
Unsecured notes payable	1,508	1,607	0% (11)	2026
4.25% Exchangeable Senior Notes (12)	—	572	N/A	N/A
Total debt	$2,077,752	$1,914,036

(1)	The carrying values of our loans other than the Revolving Credit Facility reflect net deferred financing costs of $8.0 million as of December 31, 2015 and $6.0 million as of December 31, 2014.

(2)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $514,000 as of December 31, 2015 and $42,000 as of December 31, 2014.

(3)	The weighted average interest rate on our fixed rate mortgage loans was 6.08% as of December 31, 2015.

(4)	The weighted average interest rate on our variable rate secured loans was 2.2% as of December 31, 2015.

(5)	Refer to the paragraphs below for further disclosure.

(6)
As discussed below, an additional $150.0 million in borrowings is available to be drawn under a term loan entered into in the current year. In addition, we have the ability to borrow an additional $430.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 1.92% as of December 31, 2015.

(8)
The carrying value of these notes reflects an unamortized discount totaling $2.2 million as of December 31, 2015 and $2.5 million as of December 31, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.8 million as of December 31, 2015 and $4.2 million as of December 31, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)	Refer to the paragraphs below for further disclosure.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $554,000 as of December 31, 2015 and $654,000 as of December 31, 2014.

(12)
On April 20, 2015, we redeemed the remaining $575,000 principal amount of these notes at 100% of their principal amount. The carrying value of these notes as of December 31, 2014 included an unamortized discount totaling $3,000.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2015, we were within the compliance requirements of these financial covenants.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

2016	$208,109
2017	3,252
2018	3,400
2019	167,014	(1)
2020	315,252
Thereafter	1,400,203
Total	$2,097,230	(2)
(1)    Includes $43.5 million in 2019 that may be extended to 2020 at our option, subject to certain conditions.
(2)     Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $19.5 million.

We capitalized interest costs of $7.2 million in 2015, $6.1 million in 2014 and $8.8 million in 2013.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,185,842	$1,211,658	$888,544	$901,599
Other fixed-rate debt	282,716	291,991	387,948	356,377
Variable-rate debt	609,194	610,987	637,544	642,091
	$2,077,752	$2,114,636	$1,914,036	$1,900,067

Revolving Credit Facility

On May 6, 2015, we entered into a credit agreement with a group of lenders for which KeyBanc Capital Markets and J.P. Morgan Securities LLC acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent (the “Consolidated Credit Agreement”) to amend, restate and consolidate the terms of our existing unsecured revolving credit facility (the “Revolving Credit Facility”) and one of our term loan facilities discussed below. The lenders’ aggregate commitment under the Revolving Credit Facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The facility matures on May 6, 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 0.875% to 1.600%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2015, the maximum borrowing capacity under this facility totaled $800.0 million, of which $741.7 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $125.0 million in 2015 and $15.9 million in 2014. The weighted average interest rate on our Revolving Credit Facility was 1.40% in 2015 and 1.47% in 2014.

Term Loan Facilities

Effective February 14, 2012, we entered into an unsecured term loan agreement under which we borrowed $250.0 million. In connection with our entry into the Consolidated Credit Agreement on May 6, 2015 discussed above, we increased the loan amount to $300.0 million, with a right for us to borrow up to an additional $200.0 million during the term for an aggregate maximum loan of $500.0 million, subject to certain conditions. The term loan matures on May 6, 2020.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 0.90% to 1.85%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Effective August 3, 2012, we entered into an unsecured term loan agreement under which we borrowed $120.0 million, with the ability for us to borrow an additional $80.0 million, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on August 2, 2019.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 2.10% to 2.60%, as determined by our leverage levels.

Effective December 17, 2015, we entered into an unsecured term loan agreement with an initial commitment of $250.0 million, of which we borrowed $100.0 million. We have until September 2016 to draw the remaining initial commitment. We also have the ability to borrow $150.0 million above the initial commitment, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on December 17, 2022.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.40% to 2.35%, as determined by our leverage levels.

We also had an unsecured term loan agreement under which we borrowed $400.0 million in 2011. In 2013, we amended this term loan and repaid $150.0 million of the loan balance. We repaid the loan balance by an additional $100.0 million in 2014 and repaid the remaining balance in 2015.

Unsecured Senior Notes

We issued the following senior notes in 2014 and 2015:

•
$300.0 million of 3.700% Senior Notes at an initial offering price of 99.739% of their face value on May 14, 2014, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $297.3 million. The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of December 31, 2015 and $2.4 million as of December 31, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%; and

•
$300.0 million of 5.000% Senior Notes at an initial offering price of 99.510% of their face value on June 29, 2015, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses of $296.6 million. The carrying value of these notes reflects an unamortized discount totaling $3.3 million at December 31, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

We may redeem our unsecured senior notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (30 basis points for the 3.600% Senior Notes, 40 basis points for the 5.250% Senior Notes, 25 basis points for the 3.700% Senior Notes and 45 basis points for the 5.000% Senior Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

Gains (Losses) on Early Extinguishment of Debt

Our gains (losses) on early extinguishment of debt in 2013, 2014 and 2015 included the following:

•
a gain of $67.8 million on December 23, 2013 resulting from our transfer of title to properties to the lender on a $146.5 million nonrecourse mortgage loan and being relieved of the debt obligation plus accrued interest as discussed further in Note 5;

•	a loss of $25.9 million in 2013 resulting from early repayment of $239.4 million principal amount of 4.25% Exchangeable Senior Notes;

•
a loss of $9.1 million in December 2014, when we completed the defeasance of, and full satisfaction of our obligations with respect to, (1) $103.0 million principal amount of secured nonrecourse mortgage loan due to mature on November 6, 2015 and bearing an interest rate of 5.53% and (2) $108.5 million principal amount of secured nonrecourse mortgage loan due to mature on January 1, 2016 and bearing an interest rate of 5.56%, as well as costs related to the defeasance and satisfaction; and

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	a gain of $84.8 million on August 28, 2015 pertaining to the removal of a $150.0 million nonrecourse mortgage loan from our balance sheet as discussed further in Note 5.

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2015	2014
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(148)	$(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(151)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(1,217)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,429)	35
13,941	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	53	—
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(138)	—
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(45)	—
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(32)	—
36,200	-1	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	—	(400)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
						$(3,107)	$(1,581)

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
		December 31,
Derivatives	Balance Sheet Location	2015	2014
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$53	$274
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,160)	(1,855)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Amount of (losses) gains recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$(4,739)	$(7,799)	$6,791
Amount of losses reclassified from AOCI into interest expense (effective portion)	3,599	2,990	2,740
Amount of loss recognized in interest expense (ineffective portion)	386	—	—
Amount of loss reclassified from AOCI into loss on early extinguishment of debt	—	38	—

Over the next 12 months, we estimate that approximately $3.3 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2015, the fair value of interest rate derivatives in a liability position related to these agreements was $3.2 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2015, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.6 million.

12.    Redeemable Noncontrolling Interests

The table below sets forth the activity in redeemable noncontrolling interests in our LW Redstone, LLC and Stevens Investors, LLC joint ventures described in Note 6 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$18,417	$17,758	$10,298
Contributions from noncontrolling interests	1,654	—	—
Distributions to noncontrolling interests	(2,964)	(1,369)	(1,037)
Net income attributable to noncontrolling interests	2,227	2,162	1,376
Adjustment to arrive at fair value of interests	(116)	(134)	7,121
Ending balance	$19,218	$18,417	$17,758

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2015, COPT had 25.0 million preferred shares authorized at $0.01 par value per share. The table below sets forth additional information pertaining to COPT’s outstanding preferred shares (dollars in thousands, except per share data):

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

COPT redeemed all of the outstanding shares of its 7.500% Series H Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs incurred at the time of the redemption.

Common Shares

COPT completed the public offering of 5.52 million common shares in November 2014 at an offering price of $27.30 per share for net proceeds of $148.9 million after underwriter discounts but before offering expenses. COPT contributed the net proceeds from this issuance to COPLP in exchange for an equal number of units in COPLP.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In October 2012, COPT established an at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million. Through December 31, 2015, COPT issued the following common shares under the program:

•
1.5 million shares on July 15, 2013 at a weighted average price of $26.05 per share. Net proceeds from the shares issued totaled $38.5 million, after payment of $0.6 million in commissions to sales agents; and

•
890,241 common shares issued in 2015 at a weighted average price of $30.29 per share. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $84.0 million in common share sales.

Holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 160,160 in 2015, 140,149 in 2014 and 311,343 in 2013.

COPT declared dividends per common share of $1.10 in 2015, 2014 and 2013.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

14.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

The table below sets forth information pertaining to preferred units in COPLP held by COPT at December 31, 2015 (dollars in thousands, except per unit data):

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

COPLP redeemed all of the outstanding units of its 7.500% Series H Preferred Units held by COPT on June 16, 2014 at a price of $25.00 per unit, or $50.0 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Common Units

COPT owned 96.3% of COPLP’s common units as of December 31, 2015 and 96.0% as of December 31, 2014.

COPT acquired additional common units through the public offering of 5.52 million common shares in November 2014 at an offering price of $27.30 per share for net proceeds of $148.9 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP.

Through December 31, 2015, COPT issued the following common shares under the ATM program:

•
1.5 million common shares on July 15, 2013 at a weighted average price of $26.05 per share. Net proceeds from the shares issued totaled $38.5 million, after payment of $0.6 million in commissions to sales agents; and

•	890,241 common shares in 2015 at a weighted average price of $30.29 per share; net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 160,160 in 2015, 140,149 in 2014 and 311,343 in 2013.

We declared distributions per common unit of $1.10 in 2015, 2014 and 2013.

15.    Share-Based Compensation and Other Compensation Matters

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

Awards under these plans to nonemployee Trustees generally vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. Awards granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us. Options expire ten years after the date of grant. Shares for each of the share-based compensation plans are issued under registration statements on Form S-8 that became effective upon filing with the Securities and Exchange Commission. In connection with awards of common shares granted by COPT under such share-based compensation plans, COPLP issues to COPT an equal number of equity instruments with identical terms.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted shares under the share-based compensation plans for 2013, 2014 and 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	434,643	$29.67
Granted	193,833	25.91
Forfeited	(9,541)	27.59
Vested	(241,487)	30.97
Unvested at December 31, 2013	377,448	26.96
Granted	216,607	26.73
Forfeited	(21,335)	25.10
Vested	(182,213)	28.56
Unvested at December 31, 2014	390,507	26.19
Granted	201,024	28.69
Forfeited	(10,550)	26.05
Vested	(202,781)	26.07
Unvested at December 31, 2015	378,200	$27.58
Unvested shares as of December 31, 2015 that are expected to vest	364,666	$27.61

The aggregate intrinsic value of restricted shares that vested was $4.9 million in 2015, $4.9 million in 2014 and $6.3 million in 2013.

We made the following grants of PSUs to executives from 2011 through 2015 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2015
3/3/2011	56,883	3/3/2011	3/2/2014	$2,796	—
3/1/2012	54,070	1/1/2012	12/31/2014	1,772	—
3/1/2013	69.579	1/1/2013	12/31/2015	1,867	51,556
3/6/2014	49,103	1/1/2014	12/31/2016	1,723	37,843
3/5/2015	45,656	1/1/2015	12/31/2017	1,678	45,656

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

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for the 2011 PSUs that vested in 2014, there was no payout value in connection with the vesting;

•	for the 2012 PSUs that vested in 2014, we issued 40,309 common shares in settlement of the PSUs on March 5, 2015;

•
for 2013 and 2014 PSUs issued to Mr. Stephen E. Riffee, our former Chief Financial Officer who departed on February 3, 2015, we issued 15,289 common shares on March 5, 2015 in settlement of such PSUs; and

•	for the 2013 PSUs that vested on December 31, 2015, there was no payout value in connection with the vesting.

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2013, 2014 and 2015 are set forth below:

	For the Years Ended December 31,
	2015	2014	2013
Grant date fair value	$36.76	$35.09	$26.84
Baseline common share value	$29.28	$26.52	$25.85
Expected volatility of common shares	19.9%	28.6%	29.5%
Risk-free interest rate	0.99%	0.66%	0.33%

In 2015, nonemployee members of our Board of Trustees were granted a total of 24,056 deferred share awards with an aggregate grant date fair value of $642,000 ($26.70 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). In 2015, we issued 15,485 common shares in settlement of deferred share awards granted in 2014; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $413,000.

We have not issued options since 2009, and all of our options were vested and fully expensed as of December 31, 2015. The table below sets forth information regarding our outstanding options (dollars in thousands, except per share data):

	Options Outstanding and Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2012	798,210	$37.62	3	$325
December 31, 2013	640,927	$38.11	2	$68
December 31, 2014	559,736	$39.60	2	$167
December 31, 2015	425,347	$42.75	1	$—

The aggregate intrinsic value of options exercised was $300,000 in 2015, $225,000 in 2014 and $258,000 in 2013.

We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax loss of $513,000 in 2015, $3,000 in 2014 and $122,000 in 2013 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
General, administrative and leasing expenses	$5,574	$5,307	$5,412
Property operating expenses	1,000	857	1,118
Capitalized to development activities	824	886	1,075
Share-based compensation cost	$7,398	$7,050	$7,605

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs and deferred share awards and 0% to 5% for restricted shares.

As of December 31, 2015, unrecognized compensation costs related to unvested awards included:

•	$6.3 million on restricted shares expected to be recognized over a weighted average period of approximately two years;

•	$1.7 million on PSUs expected to be recognized over a weighted average performance period of approximately two years and

•	$223,000 on deferred share awards expected to be recognized through May 2016.

16.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2030. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,
2016	$378,780
2017	349,192
2018	278,714
2019	218,977
2020	154,207
Thereafter	433,892
$1,813,762

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.    Information by Business Segment

Effective in the quarter ended December 31, 2015, we changed the reportable segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Given the changes in our portfolio resulting from development, acquisition and disposition activities, we made this change to better align our segments with our business strategy by contemplating the market characteristics of our properties. Our new segment reporting includes the following segments: Defense/IT Locations; Regional Office; our operating wholesale data center; and other. Our segment reporting also includes reporting for Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy ( “Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia); Redstone Arsenal (in Huntsville); Colorado Defense/IT Locations; and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Colorado Defense/IT	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2015
Revenues from real estate operations	$244,274	$49,199	$39,659	$28,177	$11,228	$—	$21,746	$394,283	$98,165	$19,032	$7,588	$519,068
Property operating expenses	83,309	20,107	22,004	13,229	3,497	—	2,298	144,444	36,165	10,402	3,477	194,488
NOI from real estate operations	$160,965	$29,092	$17,655	$14,948	$7,731	$—	$19,448	$249,839	$62,000	$8,630	$4,111	$324,580
Additions to long-lived assets	$31,883	$90,248	$—	$7,656	$883	$—	$—	$130,670	$204,139	$132	$328	$335,269
Transfers from non-operating properties	$45,560	$50,690	$32,307	$1,408	$13,190	$—	$51,492	$194,647	$22,313	$89,745	$415	$307,120
Segment assets at December 31, 2015	$1,290,028	$411,196	$134,381	$196,090	$108,038	$—	$203,013	$2,342,746	$608,471	$243,338	$70,914	$3,265,469

Year Ended December 31, 2014
Revenues from real estate operations	$233,764	$48,313	$34,463	$31,335	$10,446	$—	$18,421	$376,742	$85,025	$10,430	$7,514	$479,711
Property operating expenses	80,824	19,071	19,677	12,576	3,066	—	2,272	137,486	31,427	7,286	3,600	179,799
NOI from real estate operations	$152,940	$29,242	$14,786	$18,759	$7,380	$—	$16,149	$239,256	$53,598	$3,144	$3,914	$299,912
Additions to long-lived assets	$24,173	$7,119	$—	$10,010	$4,077	$—	$—	$45,379	$19,290	$22	$(90)	$64,601
Transfers from non-operating properties	$56,699	$360	$—	$—	$21,014	$—	$43,154	$121,227	$17,942	$1,108	$1,622	$141,899
Segment assets at December 31, 2014	$1,264,353	$372,041	$102,232	$195,972	$97,209	$—	$156,214	$2,188,021	$526,988	$163,177	$73,309	$2,951,495

Year Ended December 31, 2013
Revenues from real estate operations	$234,857	$56,524	$31,252	$33,431	$5,050	$12,229	$12,520	$385,863	$98,487	$7,271	$7,012	$498,633
Property operating expenses	80,149	19,718	16,784	12,872	1,282	3,797	1,304	135,906	35,488	6,360	2,950	180,704
NOI from real estate operations	$154,708	$36,806	$14,468	$20,559	$3,768	$8,432	$11,216	$249,957	$62,999	$911	$4,062	$317,929
Additions to long-lived assets	$28,009	$5,522	$5	$4,945	$3,563	$200	$—	$42,244	$13,244	$598	$791	$56,877
Transfers from non-operating properties	$50,067	$37,234	$—	$14	$48,799	$987	$24,200	$161,301	$32,692	$70,106	$191	$264,290
Segment assets at December 31, 2013	$1,229,192	$385,061	$103,650	$195,105	$77,773	$—	$117,012	$2,107,793	$556,718	$166,790	$74,329	$2,905,630

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Segment revenues from real estate operations	$519,068	$479,711	$498,633
Construction contract and other service revenues	106,402	106,748	62,363
Less: Revenues from discontinued operations (Note 18)	(4)	14	(37,636)
Total revenues	$625,466	$586,473	$523,360

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Segment property operating expenses	$194,488	$179,799	$180,704
Less: Property operating expenses from discontinued operations (Note 18)	6	135	(13,505)
Total property operating expenses	$194,494	$179,934	$167,199

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

	For the Years Ended December 31,
	2015	2014	2013
Construction contract and other service revenues	$106,402	$106,748	$62,363
Construction contract and other service expenses	(102,696)	(100,058)	(58,875)
NOI from service operations	$3,706	$6,690	$3,488

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
NOI from real estate operations	$324,580	$299,912	$317,929
NOI from service operations	3,706	6,690	3,488
Interest and other income	4,517	4,923	3,834
Equity in income of unconsolidated entities	62	229	2,110
Income tax expense	(199)	(310)	(1,978)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(140,025)	(136,086)	(113,214)
Impairment losses	(23,289)	(1,416)	(5,857)
General, administrative and leasing expenses	(31,361)	(31,794)	(30,869)
Business development expenses and land carry costs	(13,507)	(5,573)	(5,436)
Interest expense on continuing operations	(89,074)	(92,393)	(82,010)
NOI from discontinued operations	(10)	(121)	(24,131)
Gain (loss) on early extinguishment of debt	85,275	(9,552)	(27,030)
COPT consolidated income from continuing operations	$120,675	$34,509	$36,836

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2015	2014
Segment assets	$3,265,469	$2,951,495
Non-operating property assets	450,679	567,586
Other assets	193,164	145,155
Total COPT consolidated assets	$3,909,312	$3,664,236

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue from real estate operations	$4	$(14)	$37,636
Property operating expenses	6	135	(13,505)
Depreciation and amortization	—	—	(4,505)
Impairment losses	(234)	(3)	(26,190)
General, administrative and leasing expenses	—	—	(4)
Interest expense	—	—	(8,221)
Gain on sales of real estate	—	24	2,671
Gain (loss) on early extinguishment of debt	380	(116)	67,810
Discontinued operations	$156	$26	$55,692

19.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$120,675	$34,509	$36,836
Gain on sales of real estate, net	68,047	10,671	9,016
Preferred share dividends	(14,210)	(15,939)	(19,971)
Issuance costs associated with redeemed preferred shares	—	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(10,575)	(4,955)	(4,486)
Income from continuing operations attributable to restricted shares	(706)	(432)	(414)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$163,231	$22,085	$18,077
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	6,397	—	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$169,628	$22,085	$18,077
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$163,231	$22,085	$18,077
Discontinued operations	156	26	55,692
Discontinued operations attributable to noncontrolling interests	(3)	4	(3,351)
Numerator for basic EPS on net income attributable to COPT common shareholders	$163,384	$22,115	$70,418
Dilutive effect of common units in COPLP	6,403	—	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$169,787	$22,115	$70,418
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	93,914	88,092	85,167
Dilutive effect of common units	3,692	—	—
Dilutive effect of share-based compensation awards	61	171	57
Denominator for diluted EPS (common shares)	97,667	88,263	85,224
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$1.74	$0.25	$0.21
Discontinued operations attributable to COPT common shareholders	—	—	0.62
Net income attributable to COPT common shareholders	$1.74	$0.25	$0.83
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$1.74	$0.25	$0.21
Discontinued operations attributable to COPT common shareholders	—	—	0.62
Net income attributable to COPT common shareholders	$1.74	$0.25	$0.83

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2015	2014	2013
Conversion of common units	—	3,897	3,869
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	434	434	434

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares and deferred share awards of 410,000 for 2015, 401,000 for 2014 and 385,000 for 2013; and

•	weighted average options of 469,000 for 2015, 492,000 for 2014 and 636,000 for 2013, respectively.

As discussed in Note 10, we had outstanding senior notes with an exchange settlement feature, but such notes did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$120,675	$34,509	$36,836
Gain on sales of real estate, net	68,047	10,671	9,016
Preferred unit distributions	(14,870)	(16,599)	(20,631)
Issuance costs associated with redeemed preferred units	—	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(3,523)	(3,281)	(2,977)
Income from continuing operations attributable to restricted units	(706)	(432)	(414)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$169,623	$23,099	$18,926
Discontinued operations	156	26	55,692
Discontinued operations attributable to noncontrolling interests	3	5	(930)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$169,782	$23,130	$73,688
Denominator (all weighted averages):
Denominator for basic EPU (common units)	97,606	91,989	89,036
Dilutive effect of share-based compensation awards	61	171	57
Denominator for diluted EPU (common units)	97,667	92,160	89,093
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$1.74	$0.25	$0.21
Discontinued operations attributable to COPLP common unitholders	—	—	0.62
Net income attributable to COPLP common unitholders	$1.74	$0.25	$0.83
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$1.74	$0.25	$0.21
Discontinued operations attributable to COPLP common unitholders	—	—	0.62
Net income attributable to COPLP common unitholders	$1.74	$0.25	$0.83

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2015	2014	2013
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units and deferred share awards of 410,000 for 2015, 401,000 for 2014 and 385,000 for 2013; and

•	weighted average options of 469,000 for 2015, 492,000 for 2014 and 636,000 for 2013.

As discussed in Note 10, we had outstanding senior notes with an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.9 million liability through December 31, 2015 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of December 31, 2015 follow (in thousands):

Year Ending December 31,
2016	$1,189
2017	1,117
2018	1,071
2019	1,049
2020	1,067
Thereafter	86,798
$92,291

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of December 31, 2015 that included the following:

•	new development and redevelopment obligations of $87.8 million (including acquisitions of land);

•	capital expenditures for operating properties of $47.9 million;

•	third party construction and development of $10.7 million; and

•	other purchase obligations of $3.6 million.

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

21.    Subsequent Event

On February 10, 2016, our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, will leave the Company to pursue other interests and he will not be nominated for reelection as a Trustee. The Board expects to appoint Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders. In connection with the departure of Mr. Waesche, we will recognize executive transition costs of approximately $2.9 million in 2016.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

22.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2015 and 2014 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
COPT and Subsidiaries
Revenues	$161,034	$170,363	$150,744	$143,325	$146,667	$139,820	$153,015	$146,971
Operating income	$30,575	$37,471	$31,993	$20,055	$25,206	$31,836	$37,422	$37,148
Income from continuing operations	$10,987	$16,839	$94,279	$(1,430)	$5,660	$9,248	$13,727	$5,874
Discontinued operations	$(238)	$394	$—	$—	$11	$(198)	$191	$22
Net income	$14,735	$17,232	$94,294	$62,617	$5,671	$9,050	$24,548	$5,937
Net income attributable to noncontrolling interests	(1,380)	(1,451)	(4,494)	(3,253)	(930)	(1,160)	(1,828)	(1,033)
Net income attributable to COPT	13,355	15,781	89,800	59,364	4,741	7,890	22,720	4,904
Preferred share dividends	(3,552)	(3,553)	(3,552)	(3,553)	(4,490)	(4,344)	(3,553)	(3,552)
Issuance costs associated with redeemed preferred shares	—	—	—	—	—	(1,769)	—	—
Net income attributable to COPT common shareholders	$9,803	$12,228	$86,248	$55,811	$251	$1,777	$19,167	$1,352

Basic earnings per common share	$0.10	$0.13	$0.91	$0.59	$0.00	$0.02	$0.22	$0.01
Diluted earnings per common share	$0.10	$0.13	$0.91	$0.59	$0.00	$0.02	$0.22	$0.01

COPLP and Subsidiaries
Revenues	$161,034	$170,363	$150,744	$143,325	$146,667	$139,820	$153,015	$146,971
Operating income	$30,575	$37,471	$31,993	$20,055	$25,206	$31,836	$37,422	$37,148
Income from continuing operations	$10,987	$16,839	$94,279	$(1,430)	$5,660	$9,248	$13,727	$5,874
Discontinued operations	$(238)	$394	$—	$—	$11	$(198)	$191	$22
Net income	$14,735	$17,232	$94,294	$62,617	$5,671	$9,050	$24,548	$5,937
Net income attributable to noncontrolling interests	(818)	(812)	(972)	(918)	(737)	(837)	(897)	(805)
Net income attributable to COPLP	13,917	16,420	93,322	61,699	4,934	8,213	23,651	5,132
Preferred unit distributions	(3,717)	(3,718)	(3,717)	(3,718)	(4,655)	(4,509)	(3,718)	(3,717)
Issuance costs associated with redeemed preferred units	—	—	—	—	—	(1,769)	—	—
Net income attributable to COPLP common unitholders	$10,200	$12,702	$89,605	$57,981	$279	$1,935	$19,933	$1,415

Basic earnings per common unit	$0.10	$0.13	$0.91	$0.59	$0.00	$0.02	$0.22	$0.01
Diluted earnings per common unit	$0.10	$0.13	$0.91	$0.59	$0.00	$0.02	$0.22	$0.01

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2015	$717	$1,125	$98	$(415)	$1,525
Year ended December 31, 2014	$2,976	$278	$—	$(2,537)	$717
Year ended December 31, 2013	$4,694	$(65)	$—	$(1,653)	$2,976
Allowance for Deferred Rent Receivable
Year ended December 31, 2015	$1,418	$—	$544	$—	$1,962
Year ended December 31, 2014	$2,126	$—	$(708)	$—	$1,418
Year ended December 31, 2013	$913	$—	$1,213	$—	$2,126
Allowance for Deferred Tax Asset
Year ended December 31, 2015	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2014	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2013	$207	$1,855	$—	$—	$2,062

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
December 31, 2015
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
100 Light Street (O)	Baltimore, MD	$50,732	$26,715	$58,343	$55	$26,715	$58,398	$85,113	$(1,588)	1973	8/7/2015
1000 Redstone Gateway (O)	Huntsville, AL	11,370	—	20,533	—	—	20,533	20,533	(1,438)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	11,791	—	19,593	—	—	19,593	19,593	(965)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	60	364	3,169	3,533	(1,125)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(11,194)	2007	9/15/2006
1200 Redstone Gateway (O)	Huntsville, AL	13,639	—	22,389	—	—	22,389	22,389	(1,145)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	4,225	—	54,010	54,010	(8,947)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	12,175	460	1,288	12,635	13,923	(3,824)	1985 (7)	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	2,431	—	44,895	44,895	(8,523)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/2001
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	6,559	2,078	14,872	16,950	(6,188)	1996	11/18/1999
1304 Concourse Drive (O)	Linthicum, MD	—	1,999	12,934	2,884	1,999	15,818	17,817	(6,360)	2002	11/18/1999
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	8,152	2,796	19,338	22,134	(6,922)	1990	11/18/1999
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	3,524	1,906	11,147	13,053	(5,596)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	3,005	2,917	15,264	18,181	(7,700)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	5,204	2,517	15,272	17,789	(8,230)	1997	9/28/1998
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	1,575	587	3,922	4,509	(1,337)	1989	4/28/1999
1334 Ashton Road (O)	Hanover, MD	—	736	1,488	2,639	736	4,127	4,863	(2,467)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	3,496	3,684	11,013	14,697	(4,062)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,469	905	5,089	5,994	(2,621)	1989	4/28/1999
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	604	306	1,827	2,133	(932)	1989	4/28/1999
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(640)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	3,335	1,386	8,911	10,297	(3,902)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	6,750	2,899	18,736	21,635	(7,177)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	11,125	2,484	9,750	5,700	2,484	15,450	17,934	(6,467)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	1,706	8,670	182	1,706	8,852	10,558	(1,517)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	1,565	3,507	31,742	35,249	(6,961)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	688	3,407	24,855	28,262	(7,647)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	11,566	2,398	9,590	3,194	2,398	12,784	15,182	(5,963)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	1,764	3,731	17,717	21,448	(6,185)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,800	—	—	1,800	—	1,800	—	(8)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	2,860	1,572	11,035	12,607	(4,320)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	2,947	1,615	11,305	12,920	(4,646)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	5,239	3,436	19,641	23,077	(8,221)	1999	7/25/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	52,146	8,165	27,964	60,311	88,275	(14,472)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	3,619	4,415	23,984	28,399	(9,236)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	2,065	5,753	15,680	21,433	(6,697)	2000	8/14/2002
15395 John Marshall Highway (O)	Haymarket, VA	—	2,465	24,768	—	2,465	24,768	27,233	(1,195)	2014	5/7/2013
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(3,626)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(5)	2014	10/28/2009
1560A Cable Ranch Road (O) (10)	San Antonio, TX	—	1,097	3,770	394	1,097	4,164	5,261	(1,298)	1985/2007	6/19/2008
1560B Cable Ranch Road (O) (10)	San Antonio, TX	—	2,299	6,545	159	2,299	6,704	9,003	(1,738)	1985/2006	6/19/2008
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	883	613	3,465	4,078	(1,332)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	1,283	1,856	8,708	10,564	(2,316)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	482	522	2,572	3,094	(797)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,524	688	4,384	5,072	(1,934)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,368	773	4,462	5,235	(1,727)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	502	436	2,244	2,680	(573)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	24,059	10,486	66,398	76,884	(23,750)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	10,894	8,275	45,247	53,522	(15,849)	1976/2004	9/23/2004
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	59	726	31,150	31,876	(6,358)	2007	10/5/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	17,485	—	1,813	17,485	19,298	(1,416)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	16,087	79	1,045	16,166	17,211	(2,069)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	15,102	75	1,065	15,177	16,242	(1,569)	2010	9/14/2007
2100 L Street (L)	Washington, DC	—	1,273	1,685	—	1,273	1,685	2,958	—	(8)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	2,586	—	—	2,586	2,586	—	(7)	3/23/2010
21267 Smith Switch Road (O)	Ashburn, VA	—	4,040	10,135	—	4,040	10,135	14,175	(365)	2014	12/27/2012
21271 Smith Switch Road (O)	Ashburn, VA	—	7,346	18,267	—	7,346	18,267	25,613	(881)	2013	12/27/2012
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,660	1,422	7,379	8,801	(2,826)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	1,218	1,362	7,009	8,371	(2,641)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	1,315	1,094	6,353	7,447	(2,024)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,787	2,243	18,206	20,449	(4,683)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	248	692	3,299	3,991	(1,206)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,654	4,765	8,057	39,419	47,476	(1,652)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(4,417)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,304	34,443	346	20,304	34,789	55,093	(1,051)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,305	2,098	22,639	24,737	(7,827)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	22,053	1,737	15,266	2,821	1,737	18,087	19,824	(7,567)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	17,153	2,251	21,611	1,468	2,251	23,079	25,330	(10,158)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	146	3,863	29,418	33,281	(8,316)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,263	4,611	15,860	20,471	(6,400)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	34,256	8,737	31,612	7,213	8,737	38,825	47,562	(15,674)	1990	9/28/1998
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,379	6,509	3,207	22,888	26,095	(7,181)	1982/2008	12/20/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
30 Light Street (O)	Baltimore, MD	4,268	—	12,101	37	—	12,138	12,138	(128)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,016	219	1,517	59,235	60,752	(8,458)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	445	2,648	30,132	32,780	(6,000)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	193	3,411	25,110	28,521	(6,304)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	15,878	3,260	22,592	611	3,260	23,203	26,463	(5,269)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	37	1,422	26,245	27,667	(3,050)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	36,468	—	2,372	36,468	38,840	(191)	(7)	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	1,695	261	28,226	28,487	(5,136)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,789	—	3,138	27,789	30,927	(913)	2014	11/14/2003
3120 Fairview Park Drive (O)	Falls Church, VA	—	6,863	35,606	8,773	6,863	44,379	51,242	(7,229)	2008	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,439	—	1,254	1,439	2,693	(249)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	138	2,748	38,294	41,042	(3,570)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	—	2,185	28,426	30,611	(6,981)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(4,310)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	21,122	2,605	22,827	—	2,605	22,827	25,432	(5,143)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(3,078)	2010	6/29/2006
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	112	1,831	23,369	25,200	(1,719)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,490	106	2,370	27,596	29,966	(1,230)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,153	119	1,852	21,272	23,124	(2,034)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	581	817	2,164	2,981	(560)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	337	405	1,956	2,361	(725)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,348	88	434	3,436	3,870	(1,127)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	148	344	1,038	1,382	(255)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,590	1,309	5,096	6,405	(1,784)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	—	2,272	13,808	16,080	(1,403)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,335	1,406	7,131	8,537	(3,060)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	1,134	1,200	8,333	9,533	(1,933)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(3,248)	2004	8/14/2002
4940 Campbell Drive (O) (10)	White Marsh, MD	—	1,379	2,728	1,464	1,379	4,192	5,571	(445)	1990	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	397	79	355	476	831	(173)	1967	7/12/2007
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	485	816	4,461	5,277	(1,233)	2002	1/9/2007
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,758	761	5,320	6,081	(2,132)	2005	1/9/2007
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	9,496	—	2,035	9,496	11,531	—	(7)	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	201	—	20,273	20,273	(3,195)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(955)	2007	3/8/2006
5825 University Research Court (O)	College Park, MD	15,255	—	22,740	87	—	22,827	22,827	(3,817)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	20,771	—	31,906	406	—	32,312	32,312	(4,580)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	6,226	1,755	13,245	15,000	(5,913)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	8,844	1,591	897	10,435	11,332	(3,414)	1988 (7)	5/14/2001

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	619	2,683	23,858	26,541	(5,407)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	3,352	1,242	8,321	9,563	(4,359)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	16,663	1,753	34,090	76	1,753	34,166	35,919	(5,798)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	708	449	5,747	6,196	(2,266)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	2,916	2,807	22,014	24,821	(8,494)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,340	1,424	9,036	10,460	(5,058)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	124	675	1,835	2,510	(357)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,457	1,263	15,918	17,181	(7,576)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	2,974	890	6,535	7,425	(3,248)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	5,537	3,545	15,453	18,998	(7,000)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	3,087	3,596	17,356	20,952	(7,506)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	2,138	3,131	14,241	17,372	(4,482)	1999	5/31/2002
7005 Columbia Gateway Drive (O)	Columbia, MD	—	3,036	189	—	3,036	189	3,225	—	(8)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	1,570	2,058	6,093	1,527	2,058	7,620	9,678	(2,915)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	1,407	729	4,501	5,230	(1,802)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	2,512	902	6,196	7,098	(2,452)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,095	919	6,858	7,777	(2,773)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	2,838	1,829	14,661	16,490	(6,154)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	1,677	279	3,361	1,956	5,317	—	1973/1999 (8)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	—	17,126	46,994	9,813	17,126	56,807	73,933	(16,632)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	1,906	1,350	6,265	7,615	(2,692)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	2,139	314	704	2,453	3,157	(1,234)	1990 (7)	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,118	1,104	5,636	6,740	(3,139)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	3,978	2,502	1,342	6,480	7,822	(2,322)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	665	1,032	4,094	5,126	(1,170)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,713	1,821	6,101	7,922	(1,933)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	2,275	2,732	9,281	12,013	(3,265)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	692	1,283	3,788	5,071	(1,386)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(389)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	6,649	—	8,347	—	—	8,347	8,347	(328)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	22,544	3,994	4,089	26,538	30,627	(8,761)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,484	—	1,367	21,484	22,851	(1,310)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	4,747	1,479	6,300	3,883	1,479	10,183	11,662	(2,956)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,002	972	4,890	5,862	(2,084)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	—	905	3,570	5,048	905	8,618	9,523	(2,883)	1983	4/4/2002
7400 Redstone Gateway (O)	Huntsville, AL	7,292	—	9,012	—	—	9,012	9,012	(121)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	3,645	1,629	10,162	11,791	(4,439)	1990	4/28/1999
7740 Milestone Parkway (O)	Hanover, MD	18,987	3,825	34,176	404	3,825	34,580	38,405	(4,692)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	74,325	141	6,387	74,466	80,853	(5,292)	2012	3/10/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	23,647	—	4,857	23,647	28,504	(215)	2015 (7)	9/17/2013
8003 Corporate Drive (O) (10)	White Marsh, MD	—	611	1,126	685	611	1,811	2,422	(99)	1999	1/9/2007
8007 Corporate Drive (O) (10)	White Marsh, MD	—	1,434	350	1,218	1,434	1,568	3,002	(278)	1995	1/9/2007
8010 Corporate Drive (O) (10)	White Marsh, MD	—	1,349	3,262	1,744	1,349	5,006	6,355	(1,448)	1998	1/9/2007
8013 Corporate Drive (O) (10)	White Marsh, MD	—	642	1,072	1,808	642	2,880	3,522	(519)	1990	1/9/2007
8015 Corporate Drive (O) (10)	White Marsh, MD	—	446	1,116	466	446	1,582	2,028	(468)	1990	1/9/2007
8019 Corporate Drive (O) (10)	White Marsh, MD	—	680	1,898	825	680	2,723	3,403	(827)	1990	1/9/2007
8020 Corporate Drive (O) (10)	White Marsh, MD	—	2,184	3,767	2,205	2,184	5,972	8,156	(1,703)	1997	1/9/2007
8023 Corporate Drive (O) (10)	White Marsh, MD	—	651	1,164	5	651	1,169	1,820	(47)	1990	1/9/2007
8094 Sandpiper Circle (O) (10)	White Marsh, MD	—	1,960	3,716	1,129	1,960	4,845	6,805	(1,267)	1998	1/9/2007
8098 Sandpiper Circle (O) (10)	White Marsh, MD	—	1,797	3,651	639	1,797	4,290	6,087	(929)	1998	1/9/2007
8110 Corporate Drive (O) (10)	White Marsh, MD	—	2,285	10,117	989	2,285	11,106	13,391	(3,133)	2001	1/9/2007
8140 Corporate Drive (O) (10)	White Marsh, MD	—	2,158	8,457	3,163	2,158	11,620	13,778	(4,117)	2003	1/9/2007
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	344	2,317	12,986	15,303	(3,378)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,420	1,510	6,184	7,694	(2,117)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	3,931	1,718	8,211	9,929	(3,060)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	7,616	2,003	17,058	19,061	(8,411)	1981	8/3/2001
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	2,928	1,165	7,700	8,865	(3,488)	1984	7/2/2001
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	3,603	1,993	11,575	13,568	(6,009)	1982	4/30/1998
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	2,390	1,156	6,827	7,983	(3,015)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,024	1,215	6,885	8,100	(3,462)	1985	4/30/1998
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,727	748	1,044	5,475	6,519	(4,924)	1983 (7)	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,263	922	6,011	6,933	(2,116)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,245	939	8,001	8,940	(3,337)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	842	4	—	842	4	846	—	(8)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	249,706	985	6,050	250,691	256,741	(18,119)	2010	9/14/2010
Aerotech Commerce (L)	Colorado Springs, CO	—	900	—	—	900	—	900	—	(8)	5/19/2006
Arborcrest (O)	Blue Bell, PA	—	21,968	122,759	1,301	21,968	124,060	146,028	(25,901)	1991-96/2015	10/14/1997
Arundel Preserve (L)	Hanover, MD	—	13,401	9,331	—	13,401	9,331	22,732	—	(8)	7/2/2007
Ashburn Crossing - DC10 (O)	Ashburn, VA	—	4,408	10,689	—	4,408	10,689	15,097	(225)	2015	12/27/2012
Canton Crossing Land (L)	Baltimore, MD	—	16,085	2,134	—	16,085	2,134	18,219	—	(8)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,556	942	7,300	16,498	23,798	(3,326)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,539	—	6,387	3,539	9,926	—	(8)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(8)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	728	—	705	728	1,433	—	(8)	3/24/2004
InterQuest (L) (10)	Colorado Springs, CO	—	8,201	—	—	8,201	—	8,201	—	(8)	9/28/2005
M Square Research Park (L)	College Park, MD	—	—	2,986	—	—	2,986	2,986	—	(8)	1/29/2008
National Business Park North (L)	Annapolis Junction, MD	—	28,066	41,936	—	28,066	41,936	70,002	—	(8)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	6,309	4,540	—	6,309	4,540	10,849	—	(8)	9/14/2007

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Northwest Crossroads (L)	San Antonio, TX	—	7,430	847	—	7,430	847	8,277	—	(8)	1/20/2006
NOVA Office A (O) (9)	Chantilly, VA	—	2,096	47,364	—	2,096	47,364	49,460	(1,046)	2015	7/31/2002
NOVA Office B (O) (9)	Chantilly, VA	—	739	26,277	—	739	26,277	27,016	—	(7)	7/31/2002
NOVA Office D (O)	Chantilly, VA	—	6,587	103	—	6,587	103	6,690	—	(7)	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	3,457	1,637	8,957	10,594	(2,983)	1974/1985	12/14/2000
Patriot Park (L)	Colorado Springs, CO	—	2,328	1	—	2,328	1	2,329	—	(8)	7/8/2005
Patriot Point - DC15 (O)	Ashburn, VA	—	12,156	7,112	—	12,156	7,112	19,268	—	(7)	10/15/2015
Patriot Point - DC16 (O)	Ashburn, VA	—	12,156	4,110	—	12,156	4,110	16,266	—	(7)	10/15/2015
Patriot Point - DC17 (O)	Ashburn, VA	—	6,078	472	—	6,078	472	6,550	—	(7)	10/15/2015
Patriot Ridge (L)	Springfield, VA	—	18,517	14,423	—	18,517	14,423	32,940	—	(8)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	14,250	—	—	14,250	14,250	—	(8)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	8,703	596	—	8,703	596	9,299	—	(8)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,645	—	8,275	3,645	11,920	—	(8)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(8,618)	1982/1985	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(188)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(296)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(2,728)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(2,745)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,335	—	1,964	30,335	32,299	(616)	2015	6/14/2005
Southpoint Manassas - DC12 (O)	Manassas, VA	—	4,518	12,701	—	4,518	12,701	17,219	(127)	2015	2/6/2015
Southpoint Manassas - DC14 (O)	Manassas, VA	—	4,518	13,009	—	4,518	13,009	17,527	(101)	2015	2/6/2015
Westfields - Park Center (L)	Chantilly, VA	—	16,418	7,488	—	16,418	7,488	23,906	—	(8)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,423	—	7,141	1,423	8,564	—	(8)	7/31/2002
White Marsh (L)	White Marsh, MD	—	7,852	2,570	—	7,852	2,570	10,422	—	(8)	1/9/2007
Woodland Park (L) (10)	Herndon, VA	—	9,614	85	—	9,614	85	9,699	—	(8)	4/29/2004
Other Developments, including intercompany eliminations (V)	Various	—	94	34	431	94	465	559	(39)	Various	Various
		$316,887	$709,953	$3,106,271	$342,392	$709,953	$3,448,663	$4,158,616	$(718,680)

(1)	A legend for the Property Type follows: (O) = Office Property; (L) = Land held or pre-construction; (D) = Data Center; and (V) = Various.

(2)
Excludes our Revolving Credit Facility of $43.5 million, term loan facilities of $515.9 million, unsecured senior notes of $1.2 billion, unsecured notes payable of $1.5 million, a letter of credit on a mortgage loan of $14.8 million, and deferred financing costs, net of premiums, on the remaining loans of $668,000.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.5 billion at December 31, 2015.

(4)
As discussed in Note 3 to our Consolidated Financial Statements, we recognized impairment losses of $23.5 million primarily in connection with certain of our land and operating properties, including $22.0 million related to land and operating properties still owned as of December 31, 2015.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Under construction or redevelopment at December 31, 2015.

(8)	Held or under pre-construction at December 31, 2015.

(9)	The carrying amounts of these properties under construction exclude allocated costs of the garage being constructed to support the properties.

(10)	Classified as held for sale as of December 31, 2015.

The following table summarizes our changes in cost of properties for the years ended December 31, 2015, 2014 and 2013 (in thousands):
	2015	2014	2013
Beginning balance	$4,014,336	$3,811,950	$3,859,960
Acquisitions of operating properties	194,616	—	—
Improvements and other additions	273,761	254,868	249,639
Sales	(172,628)	(48,466)	(141,045)
Impairments	(29,548)	(3,042)	(45,931)
Other dispositions	(121,921)	(974)	(110,673)
Ending balance	$4,158,616	$4,014,336	$3,811,950

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2015	2014	2013
Beginning balance	$703,083	$597,649	$568,176
Depreciation expense	112,695	111,326	92,677
Sales	(49,614)	(3,129)	(9,542)
Impairments	(6,092)	(1,671)	(14,863)
Other dispositions	(41,392)	(1,092)	(38,799)
Ending balance	$718,680	$703,083	$597,649