Form 10-Q
period 2016-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2016-05-03
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of April 20, 2016, 94,650,659 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2016, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 13, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,863,262	$2,920,529
Projects in development or held for future development	416,169	429,219
Total properties, net	3,279,431	3,349,748
Assets held for sale, net	225,897	96,782
Cash and cash equivalents	62,489	60,310
Restricted cash and marketable securities	7,763	7,716
Accounts receivable (net of allowance for doubtful accounts of $1,789 and $1,525, respectively)	28,776	29,167
Deferred rent receivable (net of allowance of $881 and $1,962, respectively)	96,936	105,484
Intangible assets on real estate acquisitions, net	93,526	98,338
Deferred leasing costs (net of accumulated amortization of $66,237 and $66,364, respectively)	44,768	53,868
Investing receivables	48,998	47,875
Prepaid expenses and other assets, net	49,324	60,024
Total assets	$3,937,908	$3,909,312
Liabilities and equity
Liabilities:
Debt, net	$2,140,212	$2,077,752
Accounts payable and accrued expenses	78,597	91,755
Rents received in advance and security deposits	33,457	37,148
Dividends and distributions payable	30,217	30,178
Deferred revenue associated with operating leases	19,093	19,758
Interest rate derivatives	15,072	3,160
Other liabilities	15,046	13,779
Total liabilities	2,331,694	2,273,530
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	22,333	19,218
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, shares issued and outstanding of 7,431,667 at March 31, 2016 and December 31, 2015)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,661,381 at March 31, 2016 and 94,531,512 at December 31, 2015)	947	945
Additional paid-in capital	2,005,523	2,004,507
Cumulative distributions in excess of net income	(679,935)	(657,172)
Accumulated other comprehensive loss	(12,862)	(2,838)
Total Corporate Office Properties Trust’s shareholders’ equity	1,512,756	1,544,525
Noncontrolling interests in subsidiaries:
Common units in COPLP	51,031	52,359
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,294	10,880
Noncontrolling interests in subsidiaries	71,125	72,039
Total equity	1,583,881	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,937,908	$3,909,312

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Rental revenue	$105,382	$98,238
Tenant recoveries and other real estate operations revenue	27,705	24,472
Construction contract and other service revenues	11,220	38,324
Total revenues	144,307	161,034
Expenses
Property operating expenses	51,875	50,681
Depreciation and amortization associated with real estate operations	34,527	31,599
Construction contract and other service expenses	10,694	37,498
Impairment losses	2,446	—
General, administrative and leasing expenses	11,883	7,891
Business development expenses and land carry costs	2,418	2,790
Total operating expenses	113,843	130,459
Operating income	30,464	30,575
Interest expense	(23,559)	(20,838)
Interest and other income	1,156	1,283
Gain (loss) on early extinguishment of debt	17	(3)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	8,078	11,017
Equity in income of unconsolidated entities	10	25
Income tax benefit (expense)	8	(55)
Income from continuing operations	8,096	10,987
Discontinued operations	—	(238)
Income before gain on sales of real estate	8,096	10,749
Gain on sales of real estate	—	3,986
Net income	8,096	14,735
Net income attributable to noncontrolling interests:
Common units in COPLP	(127)	(398)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(978)	(817)
Net income attributable to COPT	6,826	13,355
Preferred share dividends	(3,552)	(3,552)
Net income attributable to COPT common shareholders	$3,274	$9,803
Net income attributable to COPT:
Income from continuing operations	$6,826	$13,581
Discontinued operations, net	—	(226)
Net income attributable to COPT	$6,826	$13,355
Basic earnings per common share (1)
Income from continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.00
Net income attributable to COPT common shareholders	$0.03	$0.10
Diluted earnings per common share (1)
Income from continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.00
Net income attributable to COPT common shareholders	$0.03	$0.10
Dividends declared per common share	$0.275	$0.275
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$8,096	$14,735
Other comprehensive loss
Unrealized losses on interest rate derivatives	(11,284)	(3,474)
Losses on interest rate derivatives included in interest expense	870	773
Other comprehensive loss	(10,414)	(2,701)
Comprehensive (loss) income	(2,318)	12,034
Comprehensive income attributable to noncontrolling interests	(880)	(1,329)
Comprehensive (loss) income attributable to COPT	$(3,198)	$10,705

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (158,000 shares)	—	2	2,120	—	—	(2,122)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (70,374 shares)	—	—	1,845	—	—	—	1,845
Share-based compensation (162,370 shares issued, net of redemptions)	—	1	1,828	—	—	—	1,829
Redemption of vested equity awards	—	—	(2,031)	—	—	—	(2,031)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(475)	—	—	475	—
Comprehensive income	—	—	—	13,355	(2,650)	767	11,472
Dividends	—	—	—	(29,550)	—	—	(29,550)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,177)	(1,177)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(73)	—	—	—	(73)
Balance at March 31, 2015 (94,536,269 common shares outstanding)	$199,083	$945	$1,999,708	$(733,459)	$(3,947)	$67,400	$1,529,730

Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (129,869 shares issued, net of redemptions)	—	2	2,423	—	—	—	2,425
Redemption of vested equity awards	—	—	(1,154)	—	—	—	(1,154)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	54	—	—	(54)	—
Comprehensive loss	—	—	—	6,826	(10,024)	320	(2,878)
Dividends	—	—	—	(29,589)	—	—	(29,589)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,176)	(1,176)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(302)	—	—	—	(302)
Balance at March 31, 2016 (94,661,381common shares outstanding)	$199,083	$947	$2,005,523	$(679,935)	$(12,862)	$71,125	$1,583,881
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$130,059	$117,521
Construction contract and other service revenues received	7,747	19,968
Property operating expenses paid	(46,084)	(42,768)
Construction contract and other service expenses paid	(10,765)	(27,853)
General, administrative, leasing, business development and land carry costs paid	(12,175)	(12,728)
Interest expense paid	(21,386)	(12,795)
Other	43	545
Net cash provided by operating activities	47,439	41,890
Cash flows from investing activities
Construction, development and redevelopment	(45,146)	(62,057)
Acquisitions of operating properties and related intangible assets	—	(56,622)
Tenant improvements on operating properties	(6,388)	(5,520)
Other capital improvements on operating properties	(9,505)	(3,720)
Proceeds from dispositions of properties	5,452	17,424
Leasing costs paid	(1,593)	(1,935)
Other	1,121	(5,956)
Net cash used in investing activities	(56,059)	(118,386)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	88,500	150,000
Repayments of debt
Revolving Credit Facility	(25,000)	(69,000)
Scheduled principal amortization	(1,800)	(1,649)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common shares	(5)	28,404
Common share dividends paid	(26,002)	(25,646)
Preferred share dividends paid	(3,552)	(3,552)
Distributions paid to noncontrolling interests in COPLP	(1,171)	(1,217)
Distributions paid to redeemable noncontrolling interests	(13,848)	(122)
Redemption of vested equity awards	(1,154)	(2,031)
Other	(5,119)	(289)
Net cash provided by financing activities	10,799	74,848
Net increase (decrease) in cash and cash equivalents	2,179	(1,648)
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$62,489	$4,429
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,096	$14,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	35,129	32,091
Impairment losses	2,446	233
Losses on interest rate derivatives	1,551	—
Amortization of deferred financing costs and net debt discounts	1,495	1,254
Increase in deferred rent receivable	(1,456)	(1,746)
Gain on sales of real estate	—	(3,986)
Share-based compensation	2,108	1,552
Other	(802)	(640)
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable	409	(6,918)
Decrease (increase) in restricted cash and marketable securities	15	(1,577)
Decrease (increase) in prepaid expenses and other assets, net	5,941	(6,352)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,802)	12,704
(Decrease) increase in rents received in advance and security deposits	(3,691)	540
Net cash provided by operating activities	$47,439	$41,890
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(9,420)	$(3,897)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(10,414)	$(2,701)
Dividends/distribution payable	$30,217	$30,174
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$2,122
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(54)	$475
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$302	$73

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,863,262	$2,920,529
Projects in development or held for future development	416,169	429,219
Total properties, net	3,279,431	3,349,748
Assets held for sale, net	225,897	96,782
Cash and cash equivalents	62,489	60,310
Restricted cash and marketable securities	2,092	1,953
Accounts receivable (net of allowance for doubtful accounts of $1,789 and $1,525, respectively)	28,776	29,167
Deferred rent receivable (net of allowance of $881 and $1,962, respectively)	96,936	105,484
Intangible assets on real estate acquisitions, net	93,526	98,338
Deferred leasing costs (net of accumulated amortization of $66,237 and $66,364, respectively)	44,768	53,868
Investing receivables	48,998	47,875
Prepaid expenses and other assets, net	49,324	60,024
Total assets	$3,932,237	$3,903,549
Liabilities and equity
Liabilities:
Debt, net	$2,140,212	$2,077,752
Accounts payable and accrued expenses	78,597	91,755
Rents received in advance and security deposits	33,457	37,148
Distributions payable	30,217	30,178
Deferred revenue associated with operating leases	19,093	19,758
Interest rate derivatives	15,072	3,160
Other liabilities	9,375	8,016
Total liabilities	2,326,023	2,267,767
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	22,333	19,218
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at March 31, 2016 and December 31, 2015	199,083	199,083
Limited partner, 352,000 preferred units outstanding at March 31, 2016 and December 31, 2015	8,800	8,800
Common units, 94,661,381 and 94,531,512 held by the general partner and 3,677,391 held by limited partners at March 31, 2016 and December 31, 2015, respectively	1,378,061	1,400,745
Accumulated other comprehensive loss	(13,399)	(2,985)
Total Corporate Office Properties, L.P.’s equity	1,572,545	1,605,643
Noncontrolling interests in subsidiaries	11,336	10,921
Total equity	1,583,881	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,932,237	$3,903,549
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Rental revenue	$105,382	$98,238
Tenant recoveries and other real estate operations revenue	27,705	24,472
Construction contract and other service revenues	11,220	38,324
Total revenues	144,307	161,034
Expenses
Property operating expenses	51,875	50,681
Depreciation and amortization associated with real estate operations	34,527	31,599
Construction contract and other service expenses	10,694	37,498
Impairment losses	2,446	—
General, administrative and leasing expenses	11,883	7,891
Business development expenses and land carry costs	2,418	2,790
Total operating expenses	113,843	130,459
Operating income	30,464	30,575
Interest expense	(23,559)	(20,838)
Interest and other income	1,156	1,283
Gain (loss) on early extinguishment of debt	17	(3)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	8,078	11,017
Equity in income of unconsolidated entities	10	25
Income tax benefit (expense)	8	(55)
Income from continuing operations	8,096	10,987
Discontinued operations	—	(238)
Income before gain on sales of real estate	8,096	10,749
Gain on sales of real estate	—	3,986
Net income	8,096	14,735
Net income attributable to noncontrolling interests in consolidated entities	(979)	(818)
Net income attributable to COPLP	7,117	13,917
Preferred unit distributions	(3,717)	(3,717)
Net income attributable to COPLP common unitholders	$3,400	$10,200
Net income attributable to COPLP:
Income from continuing operations	$7,117	$14,152
Discontinued operations, net	—	(235)
Net income attributable to COPLP	$7,117	$13,917
Basic earnings per common unit (1)
Income from continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.00
Net income attributable to COPLP common unitholders	$0.03	$0.10
Diluted earnings per common unit (1)
Income from continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.00
Net income attributable to COPLP common unitholders	$0.03	$0.10
Distributions declared per common unit	$0.275	$0.275
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$8,096	$14,735
Other comprehensive loss
Unrealized losses on interest rate derivatives	(11,284)	(3,474)
Losses on interest rate derivatives included in interest expense	870	773
Other comprehensive loss	(10,414)	(2,701)
Comprehensive (loss) income	(2,318)	12,034
Comprehensive income attributable to noncontrolling interests	(979)	(873)
Comprehensive (loss) income attributable to COPLP	$(3,297)	$11,161

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	70,374	1,845	—	—	1,845
Share-based compensation (units net of redemption)	—	—	—	—	162,370	1,829	—	—	1,829
Redemptions of vested equity awards	—	—	—	—	—	(2,031)	—	—	(2,031)
Comprehensive income	—	165	—	3,552	—	10,200	(2,756)	311	11,472
Distributions to owners of common and preferred units	—	(165)	—	(3,552)	—	(27,010)	—	—	(30,727)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(73)	—	—	(73)
Balance at March 31, 2015	352,000	$8,800	7,431,667	$199,083	98,215,820	$1,316,514	$(4,137)	$9,470	$1,529,730

Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	129,869	2,425	—	—	2,425
Redemptions of vested equity awards	—	—	—	—	—	(1,154)	—	—	(1,154)
Comprehensive loss	—	165	—	3,552	—	3,400	(10,414)	419	(2,878)
Distributions to owners of common and preferred units	—	(165)	—	(3,552)	—	(27,048)	—	—	(30,765)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(302)	—	—	(302)
Balance at March 31, 2016	352,000	$8,800	7,431,667	$199,083	98,338,772	$1,378,061	$(13,399)	$11,336	$1,583,881
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$130,059	$117,521
Construction contract and other service revenues received	7,747	19,968
Property operating expenses paid	(46,084)	(42,768)
Construction contract and other service expenses paid	(10,765)	(27,853)
General, administrative, leasing, business development and land carry costs paid	(12,175)	(12,728)
Interest expense paid	(21,386)	(12,795)
Other	43	545
Net cash provided by operating activities	47,439	41,890
Cash flows from investing activities
Construction, development and redevelopment	(45,146)	(62,057)
Acquisitions of operating properties and related intangible assets	—	(56,622)
Tenant improvements on operating properties	(6,388)	(5,520)
Other capital improvements on operating properties	(9,505)	(3,720)
Proceeds from dispositions of properties	5,452	17,424
Leasing costs paid	(1,593)	(1,935)
Other	1,121	(5,956)
Net cash used in investing activities	(56,059)	(118,386)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	88,500	150,000
Repayments of debt
Revolving Credit Facility	(25,000)	(69,000)
Scheduled principal amortization	(1,800)	(1,649)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common units	(5)	28,404
Common unit distributions paid	(27,008)	(26,698)
Preferred unit distributions paid	(3,717)	(3,717)
Redemption of vested equity awards	(1,154)	(2,031)
Distributions paid to redeemable noncontrolling interests	(13,848)	(122)
Other	(5,119)	(289)
Net cash provided by financing activities	10,799	74,848
Net increase (decrease) in cash and cash equivalents	2,179	(1,648)
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$62,489	$4,429
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,096	$14,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	35,129	32,091
Impairment losses	2,446	233
Losses on interest rate derivatives	1,551	—
Amortization of deferred financing costs and net debt discounts	1,495	1,254
Increase in deferred rent receivable	(1,456)	(1,746)
Gain on sales of real estate	—	(3,986)
Share-based compensation	2,108	1,552
Other	(802)	(640)
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable	409	(6,918)
Increase in restricted cash and marketable securities	(77)	(1,523)
Decrease (increase) in prepaid expenses and other assets, net	5,941	(6,352)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,710)	12,650
(Decrease) increase in rents received in advance and security deposits	(3,691)	540
Net cash provided by operating activities	$47,439	$41,890
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(9,420)	$(3,897)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(10,414)	$(2,701)
Distributions payable	$30,217	$30,174
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$302	$73

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support United States Government agencies and their contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a complementary portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of March 31, 2016, our properties included the following:

•	179 operating office properties totaling 18.3 million square feet, including ten triple-net leased, single-tenant data center properties;

•
11 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.3 million square feet upon completion, including one partially operational property included above and a property completed but held for future lease to the United States Government;

•	1,358 acres of land we control that we believe could be developed into approximately 16.5 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2016, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2016 regarding the presentation of extraordinary and unusual items in statements of operations. This guidance eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. Our adoption of this guidance did not affect on our reported consolidated financial statements.

We adopted guidance issued by the FASB effective January 1, 2016 modifying the analysis that must be performed by us in determining whether we should consolidate certain types of legal entities. The guidance did not amend the existing disclosure requirements for VIEs or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, COPLP is considered a variable interest entity of COPT. As COPLP was already consolidated in the balance sheets of COPT, the identification of COPLP as a variable interest entity had no impact on the consolidated financial statements.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

We adopted effective January 1, 2016 guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the statement of operations or disclosed in the notes. Our adoption of this guidance did not affect our reported consolidated financial statements.

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

In February 2016, the FASB issued guidance that sets forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued guidance intended to simplify certain aspects of the accounting for employee based share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. This guidance is effective for annual periods beginning after

December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $5.7 million as of March 31, 2016, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As discussed further in Note 5, our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC, have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 6, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 8, we estimated the fair value of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for investing receivables, Note 8 for debt and Note 9 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,580	$—	$—	$5,580
Other	91	—	—	91
Total assets	$5,671	$—	$—	$5,671
Liabilities:
Deferred compensation plan liability (2)	$—	$5,671	$—	$5,671
Interest rate derivatives	—	15,072	—	15,072
Total liabilities	$—	$20,743	$—	$20,743

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Liabilities:
Interest rate derivatives	$—	$15,072	$—	$15,072

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2016, we recognized the following impairment losses resulting from nonrecurring fair value measurements:

•
$1.6 million on land in Colorado Springs, Colorado, the carrying amount of which exceeded the estimated fair value less costs to sell. Most of these losses pertained to land we decided to sell during the quarter that was reclassified as held for sale, and the remainder was attributable to further decreases in fair value of properties previously classified as held for sale based on recent bids from and negotiations with prospective buyers; and

•
$847,000 on operating properties in White Marsh, Maryland (included in our Regional Office segment) classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on recent negotiations with prospective buyers.

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of these assets as of March 31, 2016 (dollars in thousands):

Fair Values as of March 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net (1)	$—	$—	$14,886	$14,886

(1)	Represents estimated fair values less costs to sell. Fair values were derived from bids for the properties that were deemed to be indicative of value.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$464,674	$463,305
Buildings and improvements	3,111,871	3,157,587
Less: Accumulated depreciation	(713,283)	(700,363)
Operating properties, net	$2,863,262	$2,920,529

Projects in development or held for future development consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$220,834	$207,774
Development in progress, excluding land	195,335	221,445
Projects in development or held for future development	$416,169	$429,219

Our properties held for sale included:

•
as of March 31, 2016: 13 operating properties in White Marsh, Maryland (included in our Regional Office segment); four operating properties in Greater Philadelphia (included in our Regional Office segment); two operating properties in Hanover, Maryland (included in our Fort Meade/BW Corridor sub-segment); two operating properties in San Antonio (included in our Other segment); and land in Northern Virginia, Colorado Springs and Greater Philadelphia; and

•
as of December 31, 2015: 13 operating properties in White Marsh, Maryland (included in our Regional Office segment); two operating properties in San Antonio (included in our Other segment); and land in Northern Virginia and Colorado Springs.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	March 31, 2016	December 31, 2015
Properties, net	$199,481	$90,188
Deferred rent receivable	12,542	2,891
Intangible assets on real estate acquisitions, net	1,591	1,591
Deferred leasing costs, net	9,228	1,391
Lease incentives, net	3,055	721
Assets held for sale, net	$225,897	$96,782

Acquisitions

We acquired the following operating properties in 2015:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.8 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (in the Northern Virginia region) that was 100% leased, for $80.5 million on April 15, 2015; and

•
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan with a fair value at assumption of $55.5 million.

These properties contributed revenues of $9.2 million for the three months ended March 31, 2016 and $332,000 for the three months ended March 31, 2015, and net income from continuing operations of $942,000 for the three months ended March 31, 2016 and $170,000 for the three months ended March 31, 2015.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through March 31, 2016. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify operating property acquisition costs to the three months ended March 31, 2014 from the 2015 periods in which they were actually incurred. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per share amounts).

For the Three Months Ended March 31, 2015

(Unaudited)
Pro forma total revenues	$169,925
Pro forma net income attributable to COPT common shareholders	$10,847
Pro forma EPS:
Basic	$0.11
Diluted	$0.11

2016 Dispositions

We sold land in the three months ended March 31, 2016 for $5.7 million, with no gain recognized.

2016 Construction Activities

During the three months ended March 31, 2016, we placed into service 149,000 square feet in one newly constructed office property and 51,000 square feet in a redeveloped property. As of March 31, 2016, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.2 million square feet upon completion (including a property completed but held for future lease to the United States Government) and three office properties under redevelopment that we estimate will total 104,000 square feet upon completion.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2016 (dollars in thousands):

		Nominal
		Ownership		March 31, 2016		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	3/31/2016	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$149,301	$82,018	$53,356
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	56,333	47,820	37,462
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	37,724	—	6,937
				$243,358	$129,838	$97,755
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

In January 2016, our partner in Stevens Investors, LLC contributed to the joint venture, for a value of $22.6 million, interests in contracts controlling land to be developed (including a purchase agreement and a ground lease). Our partner subsequently received a cash distribution from the joint venture of $13.4 million, which was funded by us. Our partner is also entitled to receive an additional distribution from the joint venture of $6.7 million to be funded by us (expected later in 2016 or 2017) that was reported in other liabilities on our consolidated balance sheet as of March 31, 2016.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Notes receivable from the City of Huntsville	$45,998	$44,875
Other investing loans receivable	3,000	3,000
	$48,998	$47,875

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of March 31, 2016 or December 31, 2015.  The fair value of these receivables approximated their carrying amounts as of March 31, 2016 and December 31, 2015.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$15,516	$23,009
Lease incentives, net	8,375	11,133
Furniture, fixtures and equipment, net	5,669	6,004
Construction contract costs incurred in excess of billings	5,232	3,261
Deferred financing costs, net (1)	5,182	5,867
Deferred tax asset, net (2)	3,474	3,467
Equity method investments	1,646	1,636
Other assets	4,230	5,647
Prepaid expenses and other assets, net	$49,324	$60,024

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2) Includes a valuation allowance of $2.1 million.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of			Scheduled Maturity
	March 31, 2016	December 31, 2015	Stated Interest Rates as of	as of
			March 31, 2016	March 31, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (2)	$279,782	$281,208	3.96% - 7.87% (3)	2016-2024
Variable rate secured loans	49,488	49,792	LIBOR + 1.85% - 2.00% (4)	2016-2020
Total mortgage and other secured loans	329,270	331,000
Revolving Credit Facility	107,000	43,500	LIBOR + 0.875% to 1.60% (5)	May 2019
Term Loan Facilities (6)	516,205	515,902	LIBOR + 0.90% to 2.60% (7)	2019-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	346,817	346,714	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	245,840	245,731	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	297,493	297,378	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,105	296,019	5.00% (11)	July 2025
Unsecured notes payable	1,482	1,508	0% (12)	2026
Total debt, net	$2,140,212	$2,077,752

(1)	The carrying values of our loans other than the Revolving Credit Facility reflect net deferred financing costs of $7.5 million as of March 31, 2016 and $8.0 million as of December 31, 2015.

(2)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $489,000 as of March 31, 2016 and $514,000 as of December 31, 2015.

(3)	The weighted average interest rate on our fixed rate mortgage loans was 6.08% as of March 31, 2016.

(4)	The weighted average interest rate on our variable rate secured loans was 2.40% as of March 31, 2016.

(5)	The weighted average interest rate on the Revolving Credit Facility was 1.60% as of March 31, 2016.

(6)
An additional $150 million in borrowings is available to be drawn under a term loan. In addition, we have the ability to borrow an additional $430.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 2.08% as of March 31, 2016.

(8)
The carrying value of these notes reflects an unamortized discount totaling $2.2 million as of March 31, 2016 and December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.7 million as of March 31, 2016 and $3.8 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of March 31, 2016 and $2.1 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(11) The carrying value of these notes reflects an unamortized discount totaling $3.2 million as of March 31, 2016 and $3.3 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(12)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $530,000 as of March 31, 2016 and $554,000 as of December 31, 2015.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2016, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.8 million in the three months ended March 31, 2016 and $2.1 million in the three months ended March 31, 2015.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,186,255	$1,216,295	$1,185,842	$1,211,658
Other fixed-rate debt	281,264	289,254	282,716	291,991
Variable-rate debt	672,693	677,203	609,194	610,987
	$2,140,212	$2,182,752	$2,077,752	$2,114,636

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2016	December 31, 2015
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(137)	$(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(139)	(151)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(2,738)	(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,929)	(1,429)
13,853	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(242)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(3,601)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(3,511)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(1,775)	(32)
						$(15,072)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	$53
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(15,072)	(3,160)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(11,284)	$(3,474)
Amount of losses reclassified from AOCL into interest expense (effective portion)	870	773
Amount of loss recognized in interest expense (ineffective portion)	1,551	—

Over the next 12 months, we estimate that approximately $4.5 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2016, the fair value of interest rate derivatives in a liability position related to these agreements was $15.8 million, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2016, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $16.1 million.

10.    Redeemable Noncontrolling Interests

The table below sets forth the activity for redeemable noncontrolling interests in our LW Redstone, LLC and Stevens Investors, LLC joint ventures described in Note 5 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$19,218	$18,417
Contributions from noncontrolling interests	22,779	—
Distributions to noncontrolling interests	(20,526)	(157)
Net income attributable to noncontrolling interests	560	562
Adjustment to arrive at fair value of interests	302	73
Ending balance	$22,333	$18,895

11.    Information by Business Segment

Our segment reporting includes the following segments: Defense/IT Locations; Regional Office; our operating wholesale data center; and other. Our segment reporting also includes reporting for Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended March 31, 2016
Revenues from real estate operations	$62,509	$12,116	$10,225	$6,934	$3,116	$6,330	$101,230	$23,502	$6,493	$1,862	$133,087
Property operating expenses	23,246	4,541	5,420	3,524	978	810	38,519	9,831	2,661	864	51,875
NOI from real estate operations	$39,263	$7,575	$4,805	$3,410	$2,138	$5,520	$62,711	$13,671	$3,832	$998	$81,212
Additions to long-lived assets	$6,519	$3,078	$—	$1,270	$618	$—	$11,485	$2,759	$—	$157	$14,401
Transfers from non-operating properties	$35,751	$(94)	$6	$—	$211	$26,097	$61,971	$82	$51	$(11)	$62,093
Segment assets at March 31, 2016	$1,319,444	$407,199	$133,757	$195,306	$107,693	$227,808	$2,391,207	$603,662	$240,484	$70,039	$3,305,392
Three Months Ended March 31, 2015
Revenues from real estate operations	$61,184	$11,046	$8,665	$7,265	$2,446	$5,114	$95,720	$21,960	$3,035	$1,995	$122,710
Property operating expenses	23,516	5,616	4,763	3,398	829	695	38,817	8,748	2,212	909	50,686
NOI from real estate operations	$37,668	$5,430	$3,902	$3,867	$1,617	$4,419	$56,903	$13,212	$823	$1,086	$72,024
Additions to long-lived assets	$3,445	$787	$—	$1,593	$83	$—	$5,908	$65,934	$30	$99	$71,971
Transfers from non-operating properties	$12,930	$43,473	$31,091	$—	$2,997	$15,097	$105,588	$11,507	$177	$—	$117,272
Segment assets at March 31, 2015	$1,267,663	$412,410	$133,197	$195,249	$99,335	$170,209	$2,278,063	$597,389	$162,170	$72,758	$3,110,380

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment revenues from real estate operations	$133,087	$122,710
Construction contract and other service revenues	11,220	38,324
Total revenues	$144,307	$161,034

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment property operating expenses	$51,875	$50,686
Less: Property operating expenses from discontinued operations	—	(5)
Total property operating expenses	$51,875	$50,681

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

	For the Three Months Ended March 31,
	2016	2015
Construction contract and other service revenues	$11,220	$38,324
Construction contract and other service expenses	(10,694)	(37,498)
NOI from service operations	$526	$826

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2016	2015
NOI from real estate operations	$81,212	$72,024
NOI from service operations	526	826
Interest and other income	1,156	1,283
Equity in income of unconsolidated entities	10	25
Income tax benefit (expense)	8	(55)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(34,527)	(31,599)
Impairment losses	(2,446)	—
General, administrative and leasing expenses	(11,883)	(7,891)
Business development expenses and land carry costs	(2,418)	(2,790)
Interest expense	(23,559)	(20,838)
NOI from discontinued operations	—	5
Gain (loss) on early extinguishment of debt	17	(3)
Income from continuing operations	$8,096	$10,987

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2016	March 31, 2015
Segment assets	$3,305,392	$3,110,380
Non-operating property assets	444,334	496,930
Other assets	188,182	164,341
Total COPT consolidated assets	$3,937,908	$3,771,651

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, loss on early extinguishment of debt and gain on sales of real estate to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, equity in income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

12.    Share-Based Compensation and Other Compensation Matters

Performance Share Units (“PSUs”)

On March 1, 2016, our Board of Trustees granted 26,299 PSUs with an aggregate grant date fair value of $1.0 million to executives.  The PSUs have a performance period beginning on January 1, 2016 and concluding on the earlier of December 31, 2018 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

We computed a grant date fair value of $38.21 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $23.90; expected volatility for COPT common shares of 20.4%; and a risk-free interest rate of 0.96%.  We are recognizing the grant date fair value in connection with these PSU awards over the period commencing on March 1, 2016 and ending on December 31, 2018.

Restricted Shares

During the three months ended March 31, 2016, certain employees were granted a total of 184,237 restricted common shares with an aggregate grant date fair value of $4.4 million (weighted average of $23.90 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2016, forfeiture restrictions lapsed on 137,593 previously issued common shares; these shares had a weighted average grant date fair value of $27.47 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.3 million.

Executive Transition Costs

Our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, will leave the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board expects to appoint Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders. In addition, our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, departed the Company to pursue other interests effective March 31, 2016. We recognized executive transition costs of approximately $4.1 million in the three months ended March 31, 2016 primarily in connection with the departure of Mr. Waesche and Mr. Lingafelter.

13.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$8,096	$10,987
Gain on sales of real estate, net	—	3,986
Preferred share dividends	(3,552)	(3,552)
Income from continuing operations attributable to noncontrolling interests	(1,270)	(1,392)
Income from continuing operations attributable to share-based compensation awards	(118)	(122)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$3,156	$9,907
Discontinued operations	—	(238)
Discontinued operations attributable to noncontrolling interests	—	12
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$3,156	$9,681
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,203	93,199
Dilutive effect of share-based compensation awards	95	198
Denominator for diluted EPS (common shares)	94,298	93,397
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.03	$0.10
Discontinued operations attributable to COPT common shareholders	0.00	0.00
Net income attributable to COPT common shareholders	$0.03	$0.10
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.03	$0.10
Discontinued operations attributable to COPT common shareholders	0.00	0.00
Net income attributable to COPT common shareholders	$0.03	$0.10

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2016	2015
Conversion of common units	3,677	3,732
Conversion of Series I Preferred Units	176	176
Conversion of Series K Preferred Shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•	weighted average restricted shares and deferred share awards for the three months ended March 31, 2016 and 2015 of 405,000 and 400,000, respectively; and

•	weighted average options for the three months ended March 31, 2016 and 2015 of 379,000 and 474,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$8,096	$10,987
Gain on sales of real estate, net	—	3,986
Preferred unit distributions	(3,717)	(3,717)
Income from continuing operations attributable to noncontrolling interests	(979)	(821)
Income from continuing operations attributable to share-based compensation awards	(118)	(122)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$3,282	$10,313
Discontinued operations	—	(238)
Discontinued operations attributable to noncontrolling interests	—	3
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$3,282	$10,078
Denominator (all weighted averages):
Denominator for basic EPU (common units)	97,880	96,931
Dilutive effect of share-based compensation awards	95	198
Denominator for diluted EPU (common units)	97,975	97,129
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.03	$0.10
Discontinued operations attributable to COPLP common unitholders	0.00	0.00
Net income attributable to COPLP common unitholders	$0.03	$0.10
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.03	$0.10
Discontinued operations attributable to COPLP common unitholders	0.00	0.00
Net income attributable to COPLP common unitholders	$0.03	$0.10

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended March 31,
	2016	2015
Conversion of Series I preferred units	176	176
Conversion of Series K preferred units	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•	weighted average restricted units and deferred share awards for the three months ended March 31, 2016 and 2015 of 405,000 and 400,000, respectively; and

•	weighted average options for the three months ended March 31, 2016 and 2015 of 379,000 and 474,000, respectively.

We had outstanding senior notes, which we redeemed in April 2015, with an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

14.    Commitments and Contingencies

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.9 million liability through March 31, 2016 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of March 31, 2016 follow (in thousands):

Year Ending December 31,
2016 (1)	$896
2017	1,123
2018	1,076
2019	1,051
2020	1,067
Thereafter	86,800
$92,013

(1) Represents nine months ending December 31, 2016.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of March 31, 2016 that included the following:

•	new development and redevelopment obligations of $60.1 million;

•	capital expenditures for operating properties of $44.9 million;

•	third party construction and development of $17.7 million; and

•	purchase obligations of $3.0 million.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2016:

•	we finished the period with occupancy of our portfolio of operating office properties at 90.7%;

•	we placed into service an aggregate of 200,000 square feet in newly constructed and redeveloped properties that were 74.5% leased as of March 31, 2016;

•
we classified additional properties as held for sale with aggregate carrying amounts of $138 million after related impairments. We continue to evaluate properties for sale, and decisions to sell certain additional properties could result in additional impairment losses;

•
our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, will leave the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board expects to appoint Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders; and

•	our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, departed the Company to pursue other interests effective March 31, 2016.

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

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	March 31, 2016	December 31, 2015
Occupancy rates at period end
Total	90.7%	91.6%
Defense/IT Locations:
Fort Meade/BW Corridor	92.4%	94.5%
Northern Virginia Defense/IT	81.1%	81.9%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	71.8%	72.1%
Redstone Arsenal	98.9%	97.0%
Data Center Shells	100.0%	100.0%
Regional Office	96.1%	95.4%
Other	53.8%	57.3%
Average contractual annual rental rate per square foot at period end (1)	$29.72	$29.55

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2015	18,053	16,535
Square feet vacated upon lease expiration (1)	—	(213)
Occupancy of previously vacated space in connection with new leases (2)	—	72
Square feet constructed or redeveloped	200	159
Other changes	(3)	(1)
March 31, 2016	18,250	16,552

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the three months ended March 31, 2016, we completed 545,000 square feet of leasing, including 163,000 of construction and redevelopment space, and renewed 64.3% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties decreased from 90.9% as of December 31, 2015 to 90.1% as of March 31, 2016.

Wholesale Data Center Property

The leased portion of our 19.25 megawatt wholesale data center property decreased from 17.8 megawatts as of December 31, 2015 to 16.8 megawatts as of March 31, 2016 due to a tenant departure.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of March 31, 2016; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
NOI from real estate operations	$81,212	$72,024
NOI from service operations	526	826
Less: NOI from discontinued operations	—	5
Depreciation and amortization associated with real estate operations	(34,527)	(31,599)
Impairment losses	(2,446)	—
General, administrative and leasing expenses	(11,883)	(7,891)
Business development expenses and land carry costs	(2,418)	(2,790)
Operating income	$30,464	$30,575

Comparison of Statements of Operations for the Three Months Ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$133,087	$122,710	$10,377
Construction contract and other service revenues	11,220	38,324	(27,104)
Total revenues	144,307	161,034	(16,727)
Expenses
Property operating expenses	51,875	50,681	1,194
Depreciation and amortization associated with real estate operations	34,527	31,599	2,928
Construction contract and other service expenses	10,694	37,498	(26,804)
Impairment losses	2,446	—	2,446
General, administrative and leasing expenses	11,883	7,891	3,992
Business development expenses and land carry costs	2,418	2,790	(372)
Total operating expenses	113,843	130,459	(16,616)
Operating income	30,464	30,575	(111)
Interest expense	(23,559)	(20,838)	(2,721)
Interest and other income	1,156	1,283	(127)
Gain (loss) on early extinguishment of debt	17	(3)	20
Equity in income of unconsolidated entities	10	25	(15)
Income tax expense	8	(55)	63
Income from continuing operations	8,096	10,987	(2,891)
Discontinued operations	—	(238)	238
Gain on sales of real estate	—	3,986	(3,986)
Net income	$8,096	$14,735	$(6,639)

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$80,317	$80,760	$(443)
Lease termination revenue	980	753	227
Tenant recoveries and other real estate operations revenue	22,559	21,522	1,037
Same Office Properties total revenues	103,856	103,035	821
Constructed and developed office properties placed in service	5,671	1,191	4,480
Acquired office properties	9,210	332	6,921
Wholesale data center	6,493	3,035	3,458
Properties held for sale	7,666	6,670	996
Dispositions	72	8,324	(8,252)
Other	119	123	(4)
	133,087	122,710	10,377
Property operating expenses
Same Office Properties	40,311	40,722	(411)
Constructed and developed office properties placed in service	1,539	380	1,159
Acquired office properties	3,868	162	2,750
Wholesale data center	2,661	2,212	449
Properties held for sale	3,355	2,844	511
Dispositions	(4)	4,198	(4,202)
Other	145	168	(23)
	51,875	50,686	1,189
NOI from real estate operations
Same Office Properties	63,545	62,313	1,232
Constructed and developed office properties placed in service	4,132	811	3,321
Acquired office properties	5,342	170	5,172
Wholesale data center	3,832	823	3,009
Properties held for sale	4,311	3,826	485
Dispositions	76	4,126	(4,050)
Other	(26)	(45)	19
	$81,212	$72,024	$9,188
Same Office Properties rent statistics
Average occupancy rate	90.1%	90.3%	-0.2%
Average straight-line rent per occupied square foot (1)	$6.09	$6.11	$(0.02)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 145 office properties, comprising 80.2% of our total operating office square footage as of March 31, 2016 (86.5% excluding the effect of properties held for sale). This pool of properties changed from the pool used for purposes of comparing 2015 and 2014 in our 2015 Annual Report on Form 10-K due to the addition of four properties placed in service and 100% operational by January 1, 2015 and the removal of four same office properties reclassified to held for sale in 2016.

Our NOI from constructed office properties placed in service included ten properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our 2015 acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable to higher occupancy in the current period.

NOI from Service Operations

	For the Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$11,220	$38,324	$(27,104)
Construction contract and other service expenses	10,694	37,498	(26,804)
NOI from service operations	$526	$826	$(300)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute little operating income relative to our real estate operations.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to additional expense of $4.4 million from our office property acquisitions, partially offset by a decrease of $2.6 million attributable to disposed properties.

Impairment Losses

We recognized the following impairment losses in the current period:

•
$1.6 million on land in Colorado Springs, the carrying amount of which exceeded the estimated fair value less costs to sell. Most of these losses pertained to land we decided to sell during the quarter that was reclassified as held for sale, and the remainder was attributable to further decreases in fair value of properties previously classified as held for sale based on recent bids from and negotiations with prospective buyers; and

•
$847,000 on operating properties in White Marsh, Maryland classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on recent negotiations with prospective buyers.

General, administrative and leasing expenses

The increase in general, administrative and leasing expenses was attributable to $4.1 million in executive transition costs incurred in the current period, mostly in connection with the departures of Mr. Waesche and Mr. Lingafelter.
Interest Expense

The increase in interest expense was due primarily to: a $1.6 million in hedge ineffectiveness on our interest rate swaps recognized in interest expense in the current period; and a 10% increase in our average outstanding debt in the current period.

Gain on Sales of Real Estate

We recognized gain on sales of real estate of $4.0 million in the prior period in connection with land sales.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three months ended March 31, 2016 and 2015, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars and shares in thousands, except per share data)
Net income	$8,096	$14,735
Add Real estate-related depreciation and amortization	34,527	31,599
Add: Impairment losses on previously depreciated operating properties	847	233
FFO	43,470	46,567
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(1,027)	(670)
Less: Preferred share dividends	(3,552)	(3,552)
Basic and diluted FFO allocable to share-based compensation awards	(166)	(183)
Basic and diluted FFO available to common share and common unit holders	$38,560	$41,997
Add: Operating property acquisition costs	—	1,046
Less: Gain on sales of non-operating properties	—	(3,986)
Impairment losses on non-operating properties	1,599	—
Losses on interest rate derivatives	1,551	—
Add: (Gain) loss on early extinguishment of debt	(17)	3
Executive transition costs	4,137	—
Add: Negative FFO of properties conveyed to extinguish debt in default	—	4,271
Add: Demolition costs on redevelopment properties	208	175
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(31)	(7)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$46,007	$43,499

Weighted average common shares	94,203	93,199
Conversion of weighted average common units	3,677	3,732
Weighted average common shares/units - Basic FFO	97,880	96,931
Dilutive effect of share-based compensation awards	95	198
Weighted average common shares/units - Diluted FFO	97,975	97,129
Diluted FFO per share	$0.39	$0.43
Diluted FFO per share, as adjusted for comparability	$0.47	$0.45

Numerator for diluted EPS	$3,156	$9,681
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	127	398
Add: Real estate-related depreciation and amortization	34,527	31,599
Add: Impairment losses on previously depreciated operating properties	847	233
Add: Numerator for diluted EPS allocable to share-based compensation awards	118	122
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(197)	(187)
Add: Increase in noncontrolling interests unrelated to earnings	148	334
Less: Basic and diluted FFO allocable to share-based compensation awards	(166)	(183)
Basic FFO available to common share and common unit holders	$38,560	$41,997
Add: Operating property acquisition costs	—	1,046
Less: Gain on sales of non-operating properties	—	(3,986)
Impairment losses on non-operating properties	1,599	—
Losses on interest rate derivatives	1,551	—
Add: (Gain) loss on early extinguishment of debt	(17)	3
Executive transition costs	4,137	—
Add: Negative FFO on properties conveyed to extinguish debt in default	—	4,271
Add: Demolition costs on redevelopment properties	208	175
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(31)	(7)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$46,007	$43,499

Denominator for diluted EPS	94,298	93,397
Weighted average common units	3,677	3,732
Denominator for diluted FFO per share measures	97,975	97,129

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2016 (in thousands):

Construction, development and redevelopment	$61,957
Tenant improvements on operating properties	8,732	(1)
Capital improvements on operating properties	3,862
	$74,551
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $5.5 million when comparing the three months ended March 31, 2016 and 2015 due primarily to:

•	a $9.2 million increase in cash flow from real estate operations due primarily to properties acquired and placed in service since the prior period; and

•
a $4.9 million increase in cash flow from construction contract and other services from the prior to the current period due in large part to the timing of cash payments and collections on third party construction projects; offset in part by

•
an $8.6 million increase in interest expense paid from the prior to the current period due primarily to a $7.6 million increase due to the timing of interest payments resulting from new debt requiring interest payments semi-annually rather than monthly.

Net cash flow used in investing activities decreased $62.3 million when comparing the three months ended March 31, 2016 and 2015 due primarily to cash paid for operating property acquisitions in the prior period.

Net cash flow provided by financing activities in the three months ended March 31, 2016 was $10.8 million, and included the following:

•	net proceeds from debt borrowings of $61.7 million; offset in part by

•	dividends and/or distributions to equity holders of $30.7 million and

•
distributions to redeemable noncontrolling interests of $13.8 million related primarily to distributions to our partner in Stevens Investors, LLC, as discussed in Note 5 to the consolidated financial statements.

Net cash flow provided by financing activities in the three months ended March 31, 2015 was $74.8 million, and included the following:

•	net proceeds from debt borrowings of $79.3 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $28.4 million; and

•	dividends and/or distributions to equity holders of $30.4 million.

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

As of March 31, 2016, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of March 31, 2016, we had $62.5 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of March 31, 2016, the maximum borrowing capacity under this facility totaled $800.0 million, of which $678.2 million was available.

In addition, as of March 31, 2016, we have $150.0 million available to be drawn upon under an unsecured term loan.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to raise at least $440 million from sales of interests in properties in 2016 and use the proceeds to repay borrowings and fund development costs.

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$201,711	$—	$—	$227,000	$312,132	$1,391,229	$2,132,072
Scheduled principal payments	4,548	3,252	3,400	3,514	3,120	8,974	26,808
Interest on debt (3)	58,341	69,496	69,355	66,778	60,522	157,283	481,775
New development and redevelopment obligations (4)(5)	41,278	16,611	2,198	—	—	—	60,087
Third-party construction and development obligations (5)(6)	13,890	3,764	—	—	—	—	17,654
Capital expenditures for operating properties (5)(7)	30,808	9,028	5,060	—	—	—	44,896
Operating leases (8)	896	1,123	1,076	1,051	1,067	86,800	92,013
Other obligations	1,140	852	451	371	134	5	2,953
Total contractual cash obligations	$352,612	$104,126	$81,540	$298,714	$376,975	$1,644,291	$2,858,258

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $18.7 million. We expect to repay most of our debt maturing in 2016 using proceeds from an unsecured term loan with $150.0 million in available capacity. As of March 31, 2016, maturities include $107.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of March 31, 2016 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2016 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)	Represents contractual obligations pertaining to new development and redevelopment activities.

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

We expect to spend approximately $170 million on construction and development costs and approximately $50 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2016.  We expect to fund the construction and development costs using primarily cash on hand and borrowings under our Revolving Credit Facility.  We expect to use proceeds from the disposition of properties to repay borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2016, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the three months ended March 31, 2016.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.

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

The following table sets forth as of March 31, 2016 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt (1)	$170,191	$2,883	$3,017	$3,118	$2,814	$1,300,203	$1,482,226
Weighted average interest rate	7.19%	4.49%	4.52%	4.51%	4.01%	4.31%	4.65%
Variable rate debt (2)	$36,068	$369	$383	$227,396	$312,438	$100,000	$676,654
Weighted average interest rate (3)	2.44%	2.29%	2.29%	2.10%	1.86%	2.24%	2.03%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $18.7 million.

(2)	As of March 31, 2016, maturities include $107.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used March 31, 2016 interest rates on variable rate debt.

The fair value of our debt was $2.2 billion as of March 31, 2016.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $110 million as of March 31, 2016.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2016	December 31, 2015
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(137)	$(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(139)	(151)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(2,738)	(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,929)	(1,429)
13,853	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(242)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(3,601)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(3,511)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(1,775)	(32)
						$(15,072)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $673,000 in the three months ended March 31, 2016 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of March 31, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
10.1
Separation Agreement, dated February 11, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated February 12, 2016 and incorporated herein by reference).

10.2
Separation Agreement, dated February 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Wayne H. Lingafelter (filed with the Company’s Current Report on Form 8-K dated March 3, 2016 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	May 3, 2016	Dated:	May 3, 2016