Form 10-Q
period 2016-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2016-08-02
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 22, 2016, 94,759,023 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2016, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 14, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,782,330	$2,920,529
Projects in development or held for future development	387,397	429,219
Total properties, net	3,169,727	3,349,748
Assets held for sale, net	300,584	96,782
Cash and cash equivalents	13,317	60,310
Restricted cash and marketable securities	8,302	7,716
Accounts receivable (net of allowance for doubtful accounts of $745 and $1,525, respectively)	32,505	29,167
Deferred rent receivable (net of allowance of $422 and $1,962, respectively)	92,316	105,484
Intangible assets on real estate acquisitions, net	88,788	98,338
Deferred leasing costs (net of accumulated amortization of $63,768 and $66,364, respectively)	42,632	53,868
Investing receivables	50,162	47,875
Prepaid expenses and other assets, net	43,359	60,024
Total assets	$3,841,692	$3,909,312
Liabilities and equity
Liabilities:
Debt, net	$2,094,486	$2,077,752
Accounts payable and accrued expenses	92,848	91,755
Rents received in advance and security deposits	32,035	37,148
Dividends and distributions payable	30,219	30,178
Deferred revenue associated with operating leases	17,560	19,758
Interest rate derivatives	20,245	3,160
Other liabilities	31,123	13,779
Total liabilities	2,318,516	2,273,530
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	22,473	19,218
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, shares issued and outstanding of 7,431,667 at June 30, 2016 and December 31, 2015)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,699,359 at June 30, 2016 and 94,531,512 at December 31, 2015)	947	945
Additional paid-in capital	2,007,328	2,004,507
Cumulative distributions in excess of net income	(756,940)	(657,172)
Accumulated other comprehensive loss	(17,712)	(2,838)
Total Corporate Office Properties Trust’s shareholders’ equity	1,432,706	1,544,525
Noncontrolling interests in subsidiaries:
Common units in COPLP	47,550	52,359
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,647	10,880
Noncontrolling interests in subsidiaries	67,997	72,039
Total equity	1,500,703	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,841,692	$3,909,312

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$107,524	$105,508	$212,906	$203,746
Tenant recoveries and other real estate operations revenue	26,400	22,683	54,105	47,155
Construction contract and other service revenues	12,003	42,172	23,223	80,496
Total revenues	145,927	170,363	290,234	331,397
Expenses
Property operating expenses	48,141	46,418	100,016	97,099
Depreciation and amortization associated with real estate operations	33,248	33,786	67,775	65,385
Construction contract and other service expenses	11,478	41,293	22,172	78,791
Impairment losses	69,692	1,238	72,138	1,238
General, administrative and leasing expenses	8,026	7,534	19,909	15,425
Business development expenses and land carry costs	2,363	2,623	4,781	5,413
Total operating expenses	172,948	132,892	286,791	263,351
Operating (loss) income	(27,021)	37,471	3,443	68,046
Interest expense	(22,639)	(21,768)	(46,198)	(42,606)
Interest and other income	1,330	1,242	2,486	2,525
Gain (loss) on early extinguishment of debt	5	(65)	22	(68)
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(48,325)	16,880	(40,247)	27,897
Equity in income of unconsolidated entities	10	9	20	34
Income tax (expense) benefit	(1)	(50)	7	(105)
(Loss) income from continuing operations	(48,316)	16,839	(40,220)	27,826
Discontinued operations	—	394	—	156
(Loss) income before gain on sales of real estate	(48,316)	17,233	(40,220)	27,982
Gain on sales of real estate	—	(1)	—	3,985
Net (loss) income	(48,316)	17,232	(40,220)	31,967
Net loss (income) attributable to noncontrolling interests:
Common units in COPLP	1,976	(476)	1,849	(874)
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(914)	(810)	(1,892)	(1,627)
Net (loss) income attributable to COPT	(47,419)	15,781	(40,593)	29,136
Preferred share dividends	(3,553)	(3,553)	(7,105)	(7,105)
Net (loss) income attributable to COPT common shareholders	$(50,972)	$12,228	$(47,698)	$22,031
Net (loss) income attributable to COPT:
(Loss) income from continuing operations	$(47,419)	$15,402	$(40,593)	$28,983
Discontinued operations, net	—	379	—	153
Net (loss) income attributable to COPT	$(47,419)	$15,781	$(40,593)	$29,136
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23
Dividends declared per common share	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(48,316)	$17,232	$(40,220)	$31,967
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(5,704)	392	(16,988)	(3,082)
Losses on interest rate derivatives included in interest expense	850	769	1,720	1,542
Equity in other comprehensive loss of equity method investee	(184)	(264)	(184)	(264)
Other comprehensive (loss) income	(5,038)	897	(15,452)	(1,804)
Comprehensive (loss) income	(53,354)	18,129	(55,672)	30,163
Comprehensive loss (income) attributable to noncontrolling interests	1,085	(1,542)	205	(2,871)
Comprehensive (loss) income attributable to COPT	$(52,269)	$16,587	$(55,467)	$27,292

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (158,000 shares)	—	2	2,120	—	—	(2,122)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (149,619 shares issued, net of redemptions)	—	2	3,656	—	—	—	3,658
Redemption of vested equity awards	—	—	(2,245)	—	—	—	(2,245)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(519)	—	—	519	—
Comprehensive income	—	—	—	29,136	(1,844)	1,728	29,020
Dividends	—	—	—	(59,106)	—	—	(59,106)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,354)	(2,354)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(28)	(28)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(739)	—	—	—	(739)
Balance at June 30, 2015 (94,529,618 common shares outstanding)	$199,083	$946	$2,000,775	$(747,234)	$(3,141)	$67,204	$1,517,633

Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Conversion of common units to common shares (26,758 shares)	—	—	371	—	—	(371)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (141,089 shares issued, net of redemptions)	—	2	4,301	—	—	—	4,303
Redemption of vested equity awards	—	—	(1,492)	—	—	—	(1,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(5)	—	—	5	—
Comprehensive loss	—	—	—	(40,593)	(14,874)	(1,322)	(56,789)
Dividends	—	—	—	(59,175)	—	—	(59,175)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,346)	(2,346)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(349)	—	—	—	(349)
Balance at June 30, 2016 (94,699,359 common shares outstanding)	$199,083	$947	$2,007,328	$(756,940)	$(17,712)	$67,997	$1,500,703
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$260,984	$240,538
Construction contract and other service revenues received	34,992	86,790
Property operating expenses paid	(87,005)	(79,667)
Construction contract and other service expenses paid	(24,303)	(76,355)
General, administrative, leasing, business development and land carry costs paid	(19,212)	(20,121)
Interest expense paid	(41,179)	(32,375)
Interest and other income received	128	4,055
Other	(5)	(26)
Net cash provided by operating activities	124,400	122,839
Cash flows from investing activities
Construction, development and redevelopment	(75,339)	(117,498)
Acquisitions of operating properties and related intangible assets	—	(137,125)
Tenant improvements on operating properties	(14,862)	(10,314)
Other capital improvements on operating properties	(16,007)	(8,372)
Proceeds from dispositions of properties	5,448	17,424
Investing receivables payments received	—	5,114
Leasing costs paid	(3,434)	(6,732)
Other	(13)	(3,538)
Net cash used in investing activities	(104,207)	(261,041)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	133,500	294,000
Unsecured senior notes	—	296,580
Other debt proceeds	45,000	50,000
Repayments of debt
Revolving Credit Facility	(119,000)	(377,000)
Scheduled principal amortization	(3,532)	(3,319)
Other debt repayments	(40,498)	(50,630)
Deferred financing costs paid	(528)	(4,693)
Net proceeds from issuance of common shares	(5)	28,567
Common share dividends paid	(52,021)	(51,642)
Preferred share dividends paid	(7,105)	(7,105)
Distributions paid to noncontrolling interests in COPLP	(2,362)	(2,461)
Distributions paid to redeemable noncontrolling interests	(14,306)	—
Redemption of vested equity awards	(1,492)	(2,245)
Other	(4,837)	(853)
Net cash (used in) provided by financing activities	(67,186)	169,199
Net (decrease) increase in cash and cash equivalents	(46,993)	30,997
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$13,317	$37,074
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(40,220)	$31,967
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	68,901	66,404
Impairment losses	72,138	1,472
Losses on interest rate derivatives	1,870	—
Amortization of deferred financing costs and net debt discounts	2,998	2,618
Increase in deferred rent receivable	(1,276)	(5,956)
Gain on sales of real estate	—	(3,985)
Share-based compensation	3,839	3,210
Other	(1,725)	1,754
Operating changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,320)	10,655
Increase in restricted cash and marketable securities	(389)	(735)
Decrease in prepaid expenses and other assets, net	11,303	6,518
Increase in accounts payable, accrued expenses and other liabilities	15,394	12,557
Decrease in rents received in advance and security deposits	(5,113)	(3,640)
Net cash provided by operating activities	$124,400	$122,839
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$1,604	$15,927
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(15,268)	$(1,540)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)
Dividends/distribution payable	$30,219	$30,178
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$371	$2,122
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$5	$519
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$349	$739

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,782,330	$2,920,529
Projects in development or held for future development	387,397	429,219
Total properties, net	3,169,727	3,349,748
Assets held for sale, net	300,584	96,782
Cash and cash equivalents	13,317	60,310
Restricted cash and marketable securities	3,256	1,953
Accounts receivable (net of allowance for doubtful accounts of $745 and $1,525, respectively)	32,505	29,167
Deferred rent receivable (net of allowance of $422 and $1,962, respectively)	92,316	105,484
Intangible assets on real estate acquisitions, net	88,788	98,338
Deferred leasing costs (net of accumulated amortization of $63,768 and $66,364, respectively)	42,632	53,868
Investing receivables	50,162	47,875
Prepaid expenses and other assets, net	43,359	60,024
Total assets	$3,836,646	$3,903,549
Liabilities and equity
Liabilities:
Debt, net	$2,094,486	$2,077,752
Accounts payable and accrued expenses	92,848	91,755
Rents received in advance and security deposits	32,035	37,148
Distributions payable	30,219	30,178
Deferred revenue associated with operating leases	17,560	19,758
Interest rate derivatives	20,245	3,160
Other liabilities	26,077	8,016
Total liabilities	2,313,470	2,267,767
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	22,473	19,218
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at June 30, 2016 and December 31, 2015	199,083	199,083
Limited partner, 352,000 preferred units outstanding at June 30, 2016 and December 31, 2015	8,800	8,800
Common units, 94,699,359 and 94,531,512 held by the general partner and 3,650,633 and 3,677,391 held by limited partners at June 30, 2016 and December 31, 2015, respectively	1,299,571	1,400,745
Accumulated other comprehensive loss	(18,437)	(2,985)
Total Corporate Office Properties, L.P.’s equity	1,489,017	1,605,643
Noncontrolling interests in subsidiaries	11,686	10,921
Total equity	1,500,703	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,836,646	$3,903,549
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$107,524	$105,508	$212,906	$203,746
Tenant recoveries and other real estate operations revenue	26,400	22,683	54,105	47,155
Construction contract and other service revenues	12,003	42,172	23,223	80,496
Total revenues	145,927	170,363	290,234	331,397
Expenses
Property operating expenses	48,141	46,418	100,016	97,099
Depreciation and amortization associated with real estate operations	33,248	33,786	67,775	65,385
Construction contract and other service expenses	11,478	41,293	22,172	78,791
Impairment losses	69,692	1,238	72,138	1,238
General, administrative and leasing expenses	8,026	7,534	19,909	15,425
Business development expenses and land carry costs	2,363	2,623	4,781	5,413
Total operating expenses	172,948	132,892	286,791	263,351
Operating (loss) income	(27,021)	37,471	3,443	68,046
Interest expense	(22,639)	(21,768)	(46,198)	(42,606)
Interest and other income	1,330	1,242	2,486	2,525
Gain (loss) on early extinguishment of debt	5	(65)	22	(68)
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(48,325)	16,880	(40,247)	27,897
Equity in income of unconsolidated entities	10	9	20	34
Income tax (expense) benefit	(1)	(50)	7	(105)
(Loss) income from continuing operations	(48,316)	16,839	(40,220)	27,826
Discontinued operations	—	394	—	156
(Loss) income before gain on sales of real estate	(48,316)	17,233	(40,220)	27,982
Gain on sales of real estate	—	(1)	—	3,985
Net (loss) income	(48,316)	17,232	(40,220)	31,967
Net income attributable to noncontrolling interests in consolidated entities	(911)	(812)	(1,890)	(1,630)
Net (loss) income attributable to COPLP	(49,227)	16,420	(42,110)	30,337
Preferred unit distributions	(3,718)	(3,718)	(7,435)	(7,435)
Net (loss) income attributable to COPLP common unitholders	$(52,945)	$12,702	$(49,545)	$22,902
Net (loss) income attributable to COPLP:
(Loss) income from continuing operations	$(49,227)	$16,026	$(42,110)	$30,178
Discontinued operations, net	—	394	—	159
Net (loss) income attributable to COPLP	$(49,227)	$16,420	$(42,110)	$30,337
Basic earnings per common unit (1)
(Loss) income from continuing operations	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23
Diluted earnings per common unit (1)
(Loss) income from continuing operations	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23
Distributions declared per common unit	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(48,316)	$17,232	$(40,220)	$31,967
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(5,704)	392	(16,988)	(3,082)
Losses on interest rate derivatives included in interest expense	850	769	1,720	1,542
Equity in other comprehensive loss of equity method investee	(184)	(264)	(184)	(264)
Other comprehensive (loss) income	(5,038)	897	(15,452)	(1,804)
Comprehensive (loss) income	(53,354)	18,129	(55,672)	30,163
Comprehensive income attributable to noncontrolling interests	(911)	(872)	(1,890)	(1,745)
Comprehensive (loss) income attributable to COPLP	$(54,265)	$17,257	$(57,562)	$28,418

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	149,619	3,658	—	—	3,658
Redemptions of vested equity awards	—	—	—	—	—	(2,245)	—	—	(2,245)
Comprehensive income	—	330	—	7,105	—	22,902	(1,919)	602	29,020
Distributions to owners of common and preferred units	—	(330)	—	(7,105)	—	(54,025)	—	—	(61,460)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(28)	(28)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(739)	—	—	(739)
Balance at June 30, 2015	352,000	$8,800	7,431,667	$199,083	98,209,169	$1,303,313	$(3,300)	$9,737	$1,517,633

Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	141,089	4,303	—	—	4,303
Redemptions of vested equity awards	—	—	—	—	—	(1,492)	—	—	(1,492)
Comprehensive loss	—	330	—	7,105	—	(49,545)	(15,452)	773	(56,789)
Distributions to owners of common and preferred units	—	(330)	—	(7,105)	—	(54,086)	—	—	(61,521)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(349)	—	—	(349)
Balance at June 30, 2016	352,000	$8,800	7,431,667	$199,083	98,349,992	$1,299,571	$(18,437)	$11,686	$1,500,703
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$260,984	$240,538
Construction contract and other service revenues received	34,992	86,790
Property operating expenses paid	(87,005)	(79,667)
Construction contract and other service expenses paid	(24,303)	(76,355)
General, administrative, leasing, business development and land carry costs paid	(19,212)	(20,121)
Interest expense paid	(41,179)	(32,375)
Interest and other income received	128	4,055
Other	(5)	(26)
Net cash provided by operating activities	124,400	122,839
Cash flows from investing activities
Construction, development and redevelopment	(75,339)	(117,498)
Acquisitions of operating properties and related intangible assets	—	(137,125)
Tenant improvements on operating properties	(14,862)	(10,314)
Other capital improvements on operating properties	(16,007)	(8,372)
Proceeds from dispositions of properties	5,448	17,424
Investing receivables payments received	—	5,114
Leasing costs paid	(3,434)	(6,732)
Other	(13)	(3,538)
Net cash used in investing activities	(104,207)	(261,041)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	133,500	294,000
Unsecured senior notes	—	296,580
Other debt proceeds	45,000	50,000
Repayments of debt
Revolving Credit Facility	(119,000)	(377,000)
Scheduled principal amortization	(3,532)	(3,319)
Other debt repayments	(40,498)	(50,630)
Deferred financing costs paid	(528)	(4,693)
Net proceeds from issuance of common units	(5)	28,567
Common unit distributions paid	(54,053)	(53,773)
Preferred unit distributions paid	(7,435)	(7,435)
Redemption of vested equity awards	(1,492)	(2,245)
Distributions paid to redeemable noncontrolling interests	(14,306)	—
Other	(4,837)	(853)
Net cash (used in) provided by financing activities	(67,186)	169,199
Net (decrease) increase in cash and cash equivalents	(46,993)	30,997
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$13,317	$37,074
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(40,220)	$31,967
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	68,901	66,404
Impairment losses	72,138	1,472
Losses on interest rate derivatives	1,870	—
Amortization of deferred financing costs and net debt discounts	2,998	2,618
Increase in deferred rent receivable	(1,276)	(5,956)
Gain on sales of real estate	—	(3,985)
Share-based compensation	3,839	3,210
Other	(1,725)	1,754
Operating changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,320)	10,655
Increase in restricted cash and marketable securities	(1,106)	(744)
Decrease in prepaid expenses and other assets, net	11,303	6,518
Increase in accounts payable, accrued expenses and other liabilities	16,111	12,566
Decrease in rents received in advance and security deposits	(5,113)	(3,640)
Net cash provided by operating activities	$124,400	$122,839
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$1,604	$15,927
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(15,268)	$(1,540)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)
Distributions payable	$30,219	$30,178
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$349	$739

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support United States Government agencies and their contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a complementary portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of June 30, 2016, our properties included the following:

•	181 operating office properties totaling 18.4 million square feet, including 11 triple-net leased, single-tenant data center properties;

•
12 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.5 million square feet upon completion, including two partially operational properties included above and two properties completed but held for future lease to the United States Government;

•	1,379 acres of land we control that we believe could be developed into approximately 16.7 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2016, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $5.0 million as of June 30, 2016, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,954	$—	$—	$4,954
Other	92	—	—	92
Total assets	$5,046	$—	$—	$5,046
Liabilities:
Deferred compensation plan liability (2)	$—	$5,046	$—	$5,046
Interest rate derivatives	—	20,245	—	20,245
Total liabilities	$—	$25,291	$—	$25,291

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Liabilities:
Interest rate derivatives	$—	$20,245	$—	$20,245

Nonrecurring Fair Value Measurements

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our newly-appointed Chief Executive Officer and concluded that we would: (1) not hold our operating properties in Aberdeen, Maryland for the long-term; (2) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; (3) not develop commercial properties on land in Frederick, Maryland; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses resulting from nonrecurring fair value measurements:

•
$34.4 million on operating properties in Aberdeen, Maryland (included in our Other segment). After shortening our estimated holding period for these properties, we determined that the carrying amount of the properties would not likely be recovered from the operation and eventual dispositions of the properties during the shortened holding period. Accordingly, we adjusted the properties to their estimated fair value;

•
$14.1 million on operating properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments that we reclassified to held for sale during the period whose carrying amounts exceeded their estimated fair values less cost to sell;

•
$8.2 million on land in Frederick, Maryland. We determined that the carrying amount of the land would not likely be recovered from the sale of this property. Accordingly, we adjusted the land to its estimated fair value;

•
$6.2 million on a property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period whose carrying amounts exceeded its estimated fair value less cost to sell; and

•
$4.4 million on land in Aberdeen, Maryland. In performing our analysis related to the operating properties in Aberdeen, we determined that the weakening leasing and overall commercial real estate conditions in that market indicated that our land holdings in the market may be impaired. As a result, we determined that the carrying amount of the land was not recoverable and, accordingly, adjusted the land to its estimated fair value.

During the six months ended June 30, 2016, we also recognized the following impairment losses resulting from nonrecurring fair value measurements:

•
$3.4 million (primarily in the three months ended March 31, 2016) on land in Colorado Springs, Colorado, the carrying amount of which exceeded the estimated fair value less costs to sell. Most of these losses pertained to land we decided to sell during the three months ended March 31, 2016 that was reclassified as held for sale, and the remainder was attributable to further decreases in fair value of properties previously classified as held for sale based on recent bids from and negotiations with prospective buyers; and

•
$1.4 million (primarily in the three months ended March 31, 2016) primarily on operating properties in White Marsh, Maryland (included in our Regional Office segment) classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on recent negotiations with prospective buyers.

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of these assets as of June 30, 2016 (dollars in thousands):

	Fair Values as of June 30, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Operating properties, net (1)	$—	$—	$13,700	$13,700
Projects in development or held for future development (2)	—	—	9,117	9,117
Assets held for sale, net (3)	—	—	55,322	55,322

(1)	Valuations were determined using a discounted cash flow model. Refer to table below for quantitative information about significant unobservable inputs used in the model.
(2) Valuation was determined using the comparable sales approach.
(3) Represents fair value less estimated costs to sell using contract prices or bids that were deemed indicative of fair value.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above for operating properties as of June 30, 2016:

Unobservable Input	Range (Weighted Average)
Discount rate	11.0% to 12.0% (11.6%)
Capitalization rate	9.0% to 10.0% (9.5%)

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$455,355	$463,305
Buildings and improvements	3,005,802	3,157,587
Less: Accumulated depreciation	(678,827)	(700,363)
Operating properties, net	$2,782,330	$2,920,529

Projects in development or held for future development consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$209,202	$207,774
Development in progress, excluding land	178,195	221,445
Projects in development or held for future development	$387,397	$429,219

Our properties held for sale included:

•
as of June 30, 2016: 13 operating properties in White Marsh, Maryland (included in our Regional Office segment); four operating properties in Greater Philadelphia (included in our Regional Office segment); ten operating properties in our Fort Meade/BW Corridor sub-segment; two operating properties in San Antonio (included in our Other segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in Northern Virginia, Colorado Springs and Greater Philadelphia; and

•
as of December 31, 2015: 13 operating properties in White Marsh, Maryland (included in our Regional Office segment); two operating properties in San Antonio (included in our Other segment); and land in Northern Virginia and Colorado Springs.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	June 30, 2016	December 31, 2015
Properties, net	$269,008	$90,188
Deferred rent receivable	15,765	2,891
Intangible assets on real estate acquisitions, net	1,591	1,591
Deferred leasing costs, net	10,869	1,391
Lease incentives, net	3,351	721
Assets held for sale, net	$300,584	$96,782

Acquisitions

We acquired the following operating properties in 2015:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.8 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (in the Northern Virginia region) that was 100% leased, for $80.5 million on April 15, 2015; and

•
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan with a fair value at assumption of $55.5 million.

These properties contributed:

•
revenues of $9.2 million for the three months ended June 30, 2016, $4.0 million for the three months ended June 30, 2015, $18.4 million for the six months ended June 30, 2016 and $4.3 million for the six months ended June 30, 2015; and

•
net income from continuing operations of $1.1 million for the three months ended June 30, 2016, $40,000 for the three months ended June 30, 2015, $2.0 million for the six months ended June 30, 2016 and $210,000 for the six months ended June 30, 2015.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through June 30, 2016. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify operating property acquisition costs to the six months ended June 30, 2014 from the 2015 periods in which they were actually incurred. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per share amounts).

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	(Unaudited)
Pro forma total revenues	$175,996	$345,921
Pro forma net income attributable to COPT common shareholders	$13,259	$24,106
Pro forma EPS:
Basic	$0.14	$0.25
Diluted	$0.14	$0.25

2016 Dispositions

We sold land in the six months ended June 30, 2016 for $5.7 million, with no gain recognized.

2016 Construction Activities

During the six months ended June 30, 2016, we placed into service 298,000 square feet in two newly constructed office properties and 55,000 square feet in two redeveloped properties (including a partially operational property). As of June 30, 2016, we had nine office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.4 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and three office properties under redevelopment that we estimate will total 104,000 square feet upon completion.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2016 (dollars in thousands):

		Nominal
		Ownership		June 30, 2016		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	6/30/2016	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$151,416	$81,094	$52,362
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	65,788	47,399	46,205
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	38,859	—	7,446
				$256,063	$128,493	$106,013
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

In January 2016, our partner in Stevens Investors, LLC contributed to the joint venture, for a value of $22.6 million, interests in contracts controlling land to be developed (including a purchase agreement and a ground lease). Our partner subsequently received a cash distribution from the joint venture of $13.4 million, which was funded by us. Our partner is also entitled to receive an additional distribution from the joint venture of $6.7 million to be funded by us (expected later in 2016 or 2017) that was reported in other liabilities on our consolidated balance sheet as of June 30, 2016.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Notes receivable from the City of Huntsville	$47,142	$44,875
Other investing loans receivable	3,020	3,000
	$50,162	$47,875

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of June 30, 2016 or December 31, 2015.  The fair value of these receivables approximated their carrying amounts as of June 30, 2016 and December 31, 2015.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$10,301	$23,009
Lease incentives, net	7,873	11,133
Furniture, fixtures and equipment, net	5,686	6,004
Construction contract costs incurred in excess of billings	5,281	3,261
Deferred financing costs, net (1)	4,497	5,867
Deferred tax asset, net (2)	3,589	3,467
Other assets	6,132	7,283
Prepaid expenses and other assets, net	$43,359	$60,024

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2) Includes a valuation allowance of $2.1 million.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of			Scheduled Maturity
	June 30, 2016	December 31, 2015	Stated Interest Rates as of	as of
			June 30, 2016	June 30, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (2)	$318,243	$281,208	3.82% - 7.87% (3)	2016-2026
Variable rate secured loans	13,608	49,792	LIBOR + 1.85% (4)	2016-2020
Total mortgage and other secured loans	331,851	331,000
Revolving Credit Facility	58,000	43,500	LIBOR + 0.875% to 1.60% (5)	May 2019
Term Loan Facilities (6)	516,508	515,902	LIBOR + 0.90% to 2.60% (7)	2019-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	346,920	346,714	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	245,951	245,731	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	297,609	297,378	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,192	296,019	5.00% (11)	July 2025
Unsecured notes payable	1,455	1,508	0% (12)	2026
Total debt, net	$2,094,486	$2,077,752

(1)	The carrying values of our loans other than the Revolving Credit Facility reflect net deferred financing costs of $7.4 million as of June 30, 2016 and $8.0 million as of December 31, 2015.

(2)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $459,000 as of June 30, 2016 and $514,000 as of December 31, 2015.

(3)	The weighted average interest rate on our fixed rate mortgage loans was 5.75% as of June 30, 2016.

(4)	The interest rate on our variable rate secured loan as of June 30, 2016 was 2.31%.

(5)	The weighted average interest rate on the Revolving Credit Facility was 1.62% as of June 30, 2016.

(6)
An additional $150 million in borrowings is available to be drawn under a term loan. In addition, we have the ability to borrow an additional $430.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 2.10% as of June 30, 2016.

(8)
The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of June 30, 2016 and $2.2 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.6 million as of June 30, 2016 and $3.8 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.9 million as of June 30, 2016 and $2.1 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(11) The carrying value of these notes reflects an unamortized discount totaling $3.2 million as of June 30, 2016 and $3.3 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(12)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $506,000 as of June 30, 2016 and $554,000 as of December 31, 2015.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2016, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.3 million in the three months ended June 30, 2016, $2.0 million in the three months ended June 30, 2015, $3.1 million in the six months ended June 30, 2016 and $4.1 million in the six months ended June 30, 2015.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,186,672	$1,227,235	$1,185,842	$1,211,658
Other fixed-rate debt	319,698	329,066	282,716	291,991
Variable-rate debt	588,116	592,032	609,194	610,987
	$2,094,486	$2,148,333	$2,077,752	$2,114,636

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2016	December 31, 2015
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(58)	$(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(59)	(151)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(3,117)	(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(3,293)	(1,429)
13,765	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(337)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(5,367)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(5,336)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(2,678)	(32)
						$(20,245)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	$53
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(20,245)	(3,160)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(5,704)	$392	$(16,988)	$(3,082)
Amount of losses reclassified from AOCL into interest expense (effective portion)	850	769	1,720	1,542
Amount of loss recognized in interest expense (ineffective portion)	319	—	1,870	—

Over the next 12 months, we estimate that approximately $5.6 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2016, the fair value of interest rate derivatives in a liability position related to these agreements was $21.1 million, excluding the effects of accrued interest and credit valuation adjustments. As of June 30, 2016, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $21.4 million.

10.    Redeemable Noncontrolling Interests

Our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC (discussed further in Note 5), have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures. The table below sets forth the activity for these redeemable noncontrolling interests (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Beginning balance	$19,218	$18,417
Contributions from noncontrolling interests	22,778	—
Distributions to noncontrolling interests	(20,989)	(885)
Net income attributable to noncontrolling interests	1,117	1,143
Adjustment to arrive at fair value of interests	349	739
Ending balance	$22,473	$19,414

11.    Equity

During the six months ended June 30, 2016, certain COPLP limited partners redeemed 26,758 common units in COPLP for an equal number of common shares in COPT.

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

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended June 30, 2016
Revenues from real estate operations	$60,912	$12,057	$11,651	$6,998	$3,191	$7,288	$102,097	$23,283	$6,804	$1,740	$133,924
Property operating expenses	20,378	4,307	6,844	2,675	960	826	35,990	8,721	2,651	779	48,141
NOI from real estate operations	$40,534	$7,750	$4,807	$4,323	$2,231	$6,462	$66,107	$14,562	$4,153	$961	$85,783
Additions to long-lived assets	$7,096	$3,059	$—	$2,233	$301	$—	$12,689	$2,180	$—	$153	$15,022
Transfers from non-operating properties	$768	$27,944	$231	$—	$4	$29,857	$58,804	$26	$(482)	$—	$58,348
Three Months Ended June 30, 2015				—
Revenues from real estate operations	$60,007	$13,462	$9,743	$7,186	$2,658	$5,037	$98,093	$24,400	$3,820	$1,882	$128,195
Property operating expenses	19,480	5,354	5,349	3,390	888	499	34,960	8,406	2,221	820	46,407
NOI from real estate operations	$40,527	$8,108	$4,394	$3,796	$1,770	$4,538	$63,133	$15,994	$1,599	$1,062	$81,788
Additions to long-lived assets	$5,141	$83,913	$—	$1,769	$208	$—	$91,031	$3,396	$78	$210	$94,715
Transfers from non-operating properties	$6,098	$7,735	$468	$—	$8,980	$911	$24,192	$5,218	$15,202	$12	$44,624
Six Months Ended June 30, 2016
Revenues from real estate operations	$123,421	$24,173	$21,876	$13,932	$6,307	$13,618	$203,327	$46,785	$13,297	$3,602	$267,011
Property operating expenses	43,624	8,848	12,264	6,199	1,938	1,636	74,509	18,552	5,312	1,643	100,016
NOI from real estate operations	$79,797	$15,325	$9,612	$7,733	$4,369	$11,982	$128,818	$28,233	$7,985	$1,959	$166,995
Additions to long-lived assets	$13,615	$6,137	$—	$3,503	$919	$—	$24,174	$4,939	$—	$310	$29,423
Transfers from non-operating properties	$36,519	$27,850	$237	$—	$215	$55,954	$120,775	$108	$(431)	$(11)	$120,441
Segment assets at June 30, 2016	$1,305,769	$424,441	$133,359	$195,195	$106,810	$256,276	$2,421,850	$594,750	$237,226	$35,291	$3,289,117
Six Months Ended June 30, 2015
Revenues from real estate operations	$121,191	$24,508	$18,408	$14,451	$5,104	$10,151	$193,813	$46,360	$6,855	$3,877	$250,905
Property operating expenses	42,996	10,970	10,112	6,788	1,717	1,194	73,777	17,154	4,433	1,729	97,093
NOI from real estate operations	$78,195	$13,538	$8,296	$7,663	$3,387	$8,957	$120,036	$29,206	$2,422	$2,148	$153,812
Additions to long-lived assets	$8,586	$84,700	$—	$3,362	$291	$—	$96,939	$69,330	$108	$309	$166,686
Transfers from non-operating properties	$19,028	$51,208	$31,559	$—	$11,977	$16,008	$129,780	$16,725	$15,379	$12	$161,896
Segment assets at June 30, 2015	$1,266,632	$499,601	$134,127	$194,764	$107,677	$170,006	$2,372,807	$598,030	$175,563	$72,257	$3,218,657

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment revenues from real estate operations	$133,924	$128,195	$267,011	$250,905
Construction contract and other service revenues	12,003	42,172	23,223	80,496
Less: Revenues from discontinued operations	—	(4)	—	(4)
Total revenues	$145,927	$170,363	$290,234	$331,397

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment property operating expenses	$48,141	$46,407	$100,016	$97,093
Less: Property operating expenses from discontinued operations	—	11	—	6
Total property operating expenses	$48,141	$46,418	$100,016	$97,099

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Construction contract and other service revenues	$12,003	$42,172	$23,223	$80,496
Construction contract and other service expenses	(11,478)	(41,293)	(22,172)	(78,791)
NOI from service operations	$525	$879	$1,051	$1,705

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NOI from real estate operations	$85,783	$81,788	$166,995	$153,812
NOI from service operations	525	879	1,051	1,705
Interest and other income	1,330	1,242	2,486	2,525
Equity in income of unconsolidated entities	10	9	20	34
Income tax (expense) benefit	(1)	(50)	7	(105)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(33,248)	(33,786)	(67,775)	(65,385)
Impairment losses	(69,692)	(1,238)	(72,138)	(1,238)
General, administrative and leasing expenses	(8,026)	(7,534)	(19,909)	(15,425)
Business development expenses and land carry costs	(2,363)	(2,623)	(4,781)	(5,413)
Interest expense	(22,639)	(21,768)	(46,198)	(42,606)
NOI from discontinued operations	—	(15)	—	(10)
Gain (loss) on early extinguishment of debt	5	(65)	22	(68)
(Loss) income from continuing operations	$(48,316)	$16,839	$(40,220)	$27,826

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2016	June 30, 2015
Segment assets	$3,289,117	$3,218,657
Non-operating property assets	413,597	527,742
Other assets	138,978	157,660
Total COPT consolidated assets	$3,841,692	$3,904,059

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain (loss) on early extinguishment of debt and gain on sales of real estate to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, equity in income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

Based on COPT’s total shareholder return relative to its peer group of companies, for PSUs issued in 2014 and 2015 to Mr. Wayne H. Lingafelter, our former Executive Vice President, Development & Construction Services, who departed on March 31, 2016, we issued 10,326 common shares on May 30, 2016 in settlement of such PSUs.

Restricted Shares

During the six months ended June 30, 2016, certain employees were granted a total of 197,087 restricted common shares with an aggregate grant date fair value of $4.8 million (weighted average of $24.11 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the six months ended June 30, 2016, forfeiture restrictions lapsed on 159,171 previously issued common shares; these shares had a weighted average grant date fair value of $27.62 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.8 million.

Deferred Share Awards

During the six months ended June 30, 2016, nonemployee members of our Board of Trustees were granted a total of 24,944 deferred share awards with an aggregate grant date fair value of $671,000 ($26.89 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2016, we issued 12,028 common shares in settlement of deferred share awards granted in 2015; these shares had a grant date fair value of $26.70 per share, and the aggregate intrinsic value of the shares on the settlement date was $322,000.

Executive Transition Costs

Our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, left the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders. In addition, our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, departed the Company to pursue other interests effective March 31, 2016. We recognized executive transition costs of approximately $4.4 million in the six months ended June 30, 2016 primarily in connection with the departure of Mr. Waesche and Mr. Lingafelter.

14.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(48,316)	$16,839	$(40,220)	$27,826
Gain on sales of real estate, net	—	(1)	—	3,985
Preferred share dividends	(3,553)	(3,553)	(7,105)	(7,105)
Loss (income) from continuing operations attributable to noncontrolling interests	897	(1,436)	(373)	(2,828)
Income from continuing operations attributable to share-based compensation awards	(96)	(113)	(214)	(235)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$(51,068)	$11,736	$(47,912)	$21,643
Discontinued operations	—	394	—	156
Discontinued operations attributable to noncontrolling interests	—	(15)	—	(3)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$(51,068)	$12,115	$(47,912)	$21,796
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,300	94,128	94,251	93,666
Dilutive effect of share-based compensation awards	—	35	—	114
Denominator for diluted EPS (common shares)	94,300	94,163	94,251	93,780
Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$(0.54)	$0.13	$(0.51)	$0.23

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Conversion of common units	3,676	3,680	3,676	3,706
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2016 and 2015 of 403,000 and 426,000, respectively, and for the six months ended June 30, 2016 and 2015 of 404,000 and 413,000, respectively; and

•
weighted average options for the three months ended June 30, 2016 and 2015 of 309,000 and 473,000, respectively, and for the six months ended June 30, 2016 and 2015 of 344,000 and 472,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(48,316)	$16,839	$(40,220)	$27,826
Gain on sales of real estate, net	—	(1)	—	3,985
Preferred unit distributions	(3,718)	(3,718)	(7,435)	(7,435)
Income from continuing operations attributable to noncontrolling interests	(911)	(812)	(1,890)	(1,633)
Income from continuing operations attributable to share-based compensation awards	(96)	(113)	(214)	(235)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$(53,041)	$12,195	$(49,759)	$22,508
Discontinued operations	—	394	—	156
Discontinued operations attributable to noncontrolling interests	—	—	—	3
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$(53,041)	$12,589	$(49,759)	$22,667
Denominator (all weighted averages):
Denominator for basic EPU (common units)	97,976	97,808	97,927	97,372
Dilutive effect of share-based compensation awards	—	35	—	114
Denominator for diluted EPU (common units)	97,976	97,843	97,927	97,486
Basic EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23
Diluted EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$(0.54)	$0.13	$(0.51)	$0.23

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2016 and 2015 of 403,000 and 426,000, respectively, and for the six months ended June 30, 2016 and 2015 of 404,000 and 413,000, respectively; and

•
weighted average options for the three months ended June 30, 2016 and 2015 of 309,000 and 473,000, respectively, and for the six months ended June 30, 2016 and 2015 of 344,000 and 472,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.9 million liability through June 30, 2016 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of June 30, 2016 follow (in thousands):

Year Ending December 31,
2016 (1)	$603
2017	1,139
2018	1,092
2019	1,067
2020	1,084
Thereafter	86,805
$91,790

(1) Represents six months ending December 31, 2016.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of June 30, 2016 that included the following:

•	new development and redevelopment obligations of $78.8 million;

•	capital expenditures for operating properties of $48.7 million;

•	third party construction and development of $17.3 million; and

•	purchase obligations of $2.5 million.

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

16.    Subsequent Event

On July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties by contributing them into a newly-formed joint venture for a property value of $147.6 million. We obtained $60 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest in the joint venture from us for $44 million. We will account for our 50% interest in the joint venture using the equity method of accounting. Due to our continuing involvement in the properties through the joint venture, we recognized a partial gain on the sale of our interest of approximately $18 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2016:

•	we finished the period with occupancy of our portfolio of operating office properties at 91.2%;

•	we placed into service an aggregate of 353,000 square feet in newly constructed and redeveloped properties that were 85.6% leased as of June 30, 2016;

•
we classified additional properties as held for sale with aggregate carrying amounts of $211 million after related impairments. We continue to evaluate properties for sale, and decisions to sell certain additional properties could result in additional impairment losses;

•
our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, departed the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders; and

•	our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, departed the Company to pursue other interests effective March 31, 2016.

On July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties by contributing them into a newly-formed joint venture for a property value of $147.6 million. We obtained $60 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest in the joint venture from us for $44 million. We will account for our 50% interest in the joint venture using the equity method of accounting. Due to our continuing involvement in the properties through the joint venture, we recognized a partial gain on the sale of our interest of approximately $18 million.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	June 30, 2016	December 31, 2015
Occupancy rates at period end
Total	91.2%	91.6%
Defense/IT Locations:
Fort Meade/BW Corridor	92.6%	94.5%
Northern Virginia Defense/IT	82.0%	81.9%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	74.7%	72.1%
Redstone Arsenal	98.9%	97.0%
Data Center Shells	100.0%	100.0%
Regional Office	96.5%	95.4%
Other	54.8%	57.3%
Average contractual annual rental rate per square foot at period end (1)	$29.61	$29.55

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2015	18,053	16,535
Square feet vacated upon lease expiration (1)	—	(342)
Occupancy of previously vacated space in connection with new leases (2)	—	262
Square feet constructed or redeveloped	353	335
Other changes	(4)	(2)
June 30, 2016	18,402	16,788

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the six months ended June 30, 2016, we completed 1.6 million square feet of leasing, including 546,000 of construction and redevelopment space, and renewed 75.3% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties decreased from 91.1% as of December 31, 2015 to 90.8% as of June 30, 2016.

Wholesale Data Center Property

The leased portion of our 19.25 megawatt wholesale data center property decreased from 17.8 megawatts as of December 31, 2015 to 15.8 megawatts as of June 30, 2016 due to a tenant departure.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of June 30, 2016; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
NOI from real estate operations	$85,783	$81,788	$166,995	$153,812
NOI from service operations	525	879	1,051	1,705
Less: NOI from discontinued operations	—	(15)	—	(10)
Depreciation and amortization associated with real estate operations	(33,248)	(33,786)	(67,775)	(65,385)
Impairment losses	(69,692)	(1,238)	(72,138)	(1,238)
General, administrative and leasing expenses	(8,026)	(7,534)	(19,909)	(15,425)
Business development expenses and land carry costs	(2,363)	(2,623)	(4,781)	(5,413)
Operating (loss) income	$(27,021)	$37,471	$3,443	$68,046

Comparison of Statements of Operations for the Three Months Ended June 30, 2016 and 2015

	For the Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$133,924	$128,191	$5,733
Construction contract and other service revenues	12,003	42,172	(30,169)
Total revenues	145,927	170,363	(24,436)
Expenses
Property operating expenses	48,141	46,418	1,723
Depreciation and amortization associated with real estate operations	33,248	33,786	(538)
Construction contract and other service expenses	11,478	41,293	(29,815)
Impairment losses	69,692	1,238	68,454
General, administrative and leasing expenses	8,026	7,534	492
Business development expenses and land carry costs	2,363	2,623	(260)
Total operating expenses	172,948	132,892	40,056
Operating (loss) income	(27,021)	37,471	(64,492)
Interest expense	(22,639)	(21,768)	(871)
Interest and other income	1,330	1,242	88
Gain (loss) on early extinguishment of debt	5	(65)	70
Equity in income of unconsolidated entities	10	9	1
Income tax expense	(1)	(50)	49
(Loss) income from continuing operations	(48,316)	16,839	(65,155)
Discontinued operations	—	394	(394)
Gain on sales of real estate	—	(1)	1
Net (loss) income	$(48,316)	$17,232	$(65,548)

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$79,072	$78,352	$720
Lease termination revenue	336	1,012	(676)
Tenant recoveries and other real estate operations revenue	21,010	19,023	1,987
Same Office Properties total revenues	100,418	98,387	2,031
Constructed and developed office properties placed in service	6,675	2,696	3,979
Acquired office properties	9,208	3,950	5,258
Wholesale data center	6,804	3,820	2,984
Properties held for sale	10,665	10,484	181
Dispositions	22	8,743	(8,721)
Other	132	115	17
	133,924	128,195	5,729
Property operating expenses
Same Office Properties	36,358	35,705	653
Constructed and developed office properties placed in service	1,649	725	924
Acquired office properties	3,686	1,385	2,301
Wholesale data center	2,651	2,221	430
Properties held for sale	3,640	3,259	381
Dispositions	(14)	3,182	(3,196)
Other	171	(70)	241
	48,141	46,407	1,734
NOI from real estate operations
Same Office Properties	64,060	62,682	1,378
Constructed and developed office properties placed in service	5,026	1,971	3,055
Acquired office properties	5,522	2,565	2,957
Wholesale data center	4,153	1,599	2,554
Properties held for sale	7,025	7,225	(200)
Dispositions	36	5,561	(5,525)
Other	(39)	185	(224)
	$85,783	$81,788	$3,995
Same Office Properties rent statistics
Average occupancy rate	90.7%	91.0%	-0.3%
Average straight-line rent per occupied square foot (1)	$6.26	$6.18	$0.08

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 136 office properties, comprising 75.7% of our total operating office square footage as of June 30, 2016 (85.1% excluding the effect of properties held for sale). This pool of properties changed from the pool used for purposes of comparing 2015 and 2014 in our 2015 Annual Report on Form 10-K due to the addition of four properties placed in service and 100% operational by January 1, 2015 and the removal of 13 same office properties reclassified to held for sale in 2016.

Our NOI from constructed office properties placed in service included 12 properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our 2015 acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable to higher occupancy in the current period.

NOI from Service Operations

	For the Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$12,003	$42,172	$(30,169)
Construction contract and other service expenses	11,478	41,293	(29,815)
NOI from service operations	$525	$879	$(354)

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

Impairment Losses

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our newly-appointed Chief Executive Officer and concluded that we would: (1) not hold our operating properties in Aberdeen, Maryland for the long-term; (2) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; (3) not develop commercial properties on land in Frederick, Maryland; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses resulting from nonrecurring fair value measurements:

•
$34.4 million on operating properties in Aberdeen, Maryland (included in our Other segment). After shortening our estimated holding period for these properties, we determined that the carrying amount of the properties would not likely be recovered from the operation and eventual dispositions of the properties during the shortened holding period. Accordingly, we adjusted the properties to their estimated fair value;

•
$14.1 million on operating properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments that we reclassified to held for sale during the period whose carrying amounts exceeded their estimated fair values less cost to sell;

•
$8.2 million on land in Frederick, Maryland. We determined that the carrying amount of the land would not likely be recovered from the sale of this property. Accordingly, we adjusted the land to its estimated fair value;

•
$6.2 million on a property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period whose carrying amounts exceeded its estimated fair value less cost to sell;

•
$4.4 million on land in Aberdeen, Maryland. In performing our analysis related to the operating properties in Aberdeen, we determined that the weakening leasing and overall commercial real estate conditions in that market indicated that our land holdings in the market may be impaired. As a result, we determined that the carrying amount of the land was not recoverable and, accordingly, adjusted the land to its estimated fair value; and

•	$2.4 million primarily on land in Colorado Springs, Colorado and operating properties in White Marsh, Maryland.

Comparison of Statements of Operations for the Six Months Ended June 30, 2016 and 2015

	For the Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$267,011	$250,901	$16,110
Construction contract and other service revenues	23,223	80,496	(57,273)
Total revenues	290,234	331,397	(41,163)
Expenses
Property operating expenses	100,016	97,099	2,917
Depreciation and amortization associated with real estate operations	67,775	65,385	2,390
Construction contract and other service expenses	22,172	78,791	(56,619)
Impairment losses	72,138	1,238	70,900
General, administrative and leasing expenses	19,909	15,425	4,484
Business development expenses and land carry costs	4,781	5,413	(632)
Total operating expenses	286,791	263,351	23,440
Operating income	3,443	68,046	(64,603)
Interest expense	(46,198)	(42,606)	(3,592)
Interest and other income	2,486	2,525	(39)
Gain (loss) on early extinguishment of debt	22	(68)	90
Equity in income of unconsolidated entities	20	34	(14)
Income tax benefit (expense)	7	(105)	112
(Loss) income from continuing operations	(40,220)	27,826	(68,046)
Discontinued operations	—	156	(156)
Gain on sales of real estate	—	3,985	(3,985)
Net (loss) income	$(40,220)	$31,967	$(72,187)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$156,662	$156,228	$434
Lease termination revenue	1,289	1,765	(476)
Tenant recoveries and other real estate operations revenue	43,072	40,132	2,940
Same Office Properties total revenues	201,023	198,125	2,898
Constructed and developed office properties placed in service	12,347	3,886	8,461
Acquired office properties	18,418	4,282	14,136
Wholesale data center	13,297	6,855	6,442
Properties held for sale	21,581	20,452	1,129
Dispositions	94	17,067	(16,973)
Other	251	238	13
	267,011	250,905	16,106
Property operating expenses
Same Office Properties	75,280	74,940	340
Constructed and developed office properties placed in service	3,189	1,131	2,058
Acquired office properties	7,554	1,547	6,007
Wholesale data center	5,312	4,433	879
Properties held for sale	8,383	7,682	701
Dispositions	(18)	7,380	(7,398)
Other	316	(20)	336
	100,016	97,093	2,923
NOI from real estate operations
Same Office Properties	125,743	123,185	2,558
Constructed and developed office properties placed in service	9,158	2,755	6,403
Acquired office properties	10,864	2,735	8,129
Wholesale data center	7,985	2,422	5,563
Properties held for sale	13,198	12,770	428
Dispositions	112	9,687	(9,575)
Other	(65)	258	(323)
	$166,995	$153,812	$13,183
Same Office Properties rent statistics
Average occupancy rate	90.5%	90.8%	-0.3%
Average straight-line rent per occupied square foot (1)	$12.42	$12.34	$0.08

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the six-month periods set forth above.

Our NOI from constructed office properties placed in service included 12 properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our 2015 acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable to higher occupancy in the current period.

NOI from Service Operations

	For the Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$23,223	$80,496	$(57,273)
Construction contract and other service expenses	22,172	78,791	(56,619)
NOI from service operations	$1,051	$1,705	$(654)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants.

Impairment Losses

The increase in impairment losses recognized in the current period was attributable primarily to the losses described for the three-month period ended June 30, 2016.

General, Administrative and Leasing Expenses

The increase in general, administrative and leasing expenses was attributable to $4.4 million in executive transition costs incurred in the current period, mostly in connection with the departures of Mr. Waesche and Mr. Lingafelter.
Interest Expense

The increase in interest expense in the current period included $1.9 million in hedge ineffectiveness on our interest rate swaps recognized in the current period and the effect of a 5% increase in our average outstanding debt in the current period relative to the prior period.

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

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  We believe that net income is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer of ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $2.0 million in the three months ended June 30, 2015 and $4.0 million in the six months ended June 30, 2015. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe this to be a useful supplemental measure alongside Diluted FFO per share as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three and six months ended June 30, 2016 and 2015, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(48,316)	$17,232	$(40,220)	$31,967
Add Real estate-related depreciation and amortization	33,248	33,786	67,775	65,385
Add: Impairment losses on previously depreciated operating properties	55,124	1,239	55,971	1,472
FFO	40,056	52,257	83,526	98,824
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(1,014)	(1,072)	(2,041)	(1,742)
Less: Preferred share dividends	(3,553)	(3,553)	(7,105)	(7,105)
Basic and diluted FFO allocable to share-based compensation awards	(130)	(202)	(296)	(385)
Basic and diluted FFO available to common share and common unit holders	$35,194	$47,265	$73,754	$89,262
Add: Operating property acquisition costs	—	361	—	1,407
Less: Gain on sales of non-operating properties	—	1	—	(3,985)
Impairment losses on non-operating properties	14,568	—	16,167	—
Losses on interest rate derivatives	319	—	1,870	—
Less: Gain on early extinguishment of debt	(5)	(315)	(22)	(312)
Add: Executive transition costs	247	—	4,384	—
Add: Negative FFO of properties conveyed to extinguish debt in default	—	3,419	—	7,690
Add: Demolition costs on redevelopment properties	370	66	578	241
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(63)	(14)	(94)	(21)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,630	$50,783	$96,637	$94,282

Weighted average common shares	94,300	94,128	94,251	93,666
Conversion of weighted average common units	3,676	3,680	3,676	3,706
Weighted average common shares/units - Basic FFO	97,976	97,808	97,927	97,372
Dilutive effect of share-based compensation awards	117	35	107	114
Weighted average common shares/units - Diluted FFO and Diluted FFO, as adj. for comparability	98,093	97,843	98,034	97,486
Diluted FFO per share	$0.36	$0.48	$0.75	$0.92
Diluted FFO per share, as adjusted for comparability	$0.52	$0.52	$0.99	$0.97

Denominator for diluted EPS	94,300	94,163	94,251	93,780
Weighted average common units	3,676	3,680	3,676	3,706
Anti-dilutive EPS effect of share-based compensation awards	117	—	107	—
Denominator for diluted FFO per share measures	98,093	97,843	98,034	97,486

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2016 (in thousands):

Construction, development and redevelopment	$105,657
Tenant improvements on operating properties	16,172	(1)
Capital improvements on operating properties	9,099
	$130,928
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $1.6 million when comparing the six months ended June 30, 2016 and 2015. This increase included: a $13.1 million increase in cash flow from real estate operations due primarily to properties acquired and placed in service since the prior period; offset in part by an $8.8 million increase in interest expense paid from the prior to the current period due primarily to an increase resulting from the timing of interest payments from new debt requiring interest payments semi-annually rather than monthly.

Net cash flow used in investing activities decreased $156.8 million when comparing the six months ended June 30, 2016 and 2015 due primarily to operating property acquisitions in 2015 when none occurred in 2016 and lower development expenditures in 2016.

Net cash flow used in financing activities in the six months ended June 30, 2016 was $67.2 million, and included the following:

•	dividends and/or distributions to equity holders of $61.5 million; and

•
distributions to redeemable noncontrolling interests of $14.3 million related primarily to distributions to our partner in Stevens Investors, LLC, as discussed in Note 5 to the consolidated financial statements; offset in part by

•	net proceeds from debt borrowings of $15.5 million.

Net cash flow provided by financing activities in the six months ended June 30, 2015 was $169.2 million, and included the following:

•	net proceeds from debt borrowings of $209.6 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to equity holders of $61.2 million.

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

As of June 30, 2016, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of June 30, 2016, we had $13.3 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of June 30, 2016, the maximum borrowing capacity under this facility totaled $800.0 million, of which $727.2 million was available.

In addition, as of June 30, 2016, we have $150.0 million available to be drawn upon under an unsecured term loan that we expect to use to repay borrowings under our Revolving Credit Facility.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to raise approximately $440 million from sales of interests in properties in 2016 and use the proceeds to repay borrowings and fund development costs.

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$161,435	$—	$—	$178,000	$312,132	$1,426,832	$2,078,399
Scheduled principal payments	3,035	4,061	4,241	4,387	4,024	14,553	34,301
Interest on debt (3)	38,347	70,585	70,411	68,306	62,236	165,577	475,462
New development and redevelopment obligations (4)(5)	50,967	25,380	2,492	—	—	—	78,839
Third-party construction and development obligations (5)(6)	13,673	3,649	—	—	—	—	17,322
Capital expenditures for operating properties (5)(7)	27,212	16,882	4,580	—	—	—	48,674
Operating leases (8)	603	1,139	1,092	1,067	1,084	86,805	91,790
Other obligations	655	851	458	379	136	5	2,484
Total contractual cash obligations	$295,927	$122,547	$83,274	$252,139	$379,612	$1,693,772	$2,827,271

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $18.2 million. On July 1, 2016, we repaid our balloon payments due upon maturity in 2016 using borrowings from our Revolving Credit Facility. As of June 30, 2016, maturities include $58.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of June 30, 2016 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2016 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend approximately $95 million on construction and development costs and approximately $35 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2016.  We expect to fund the construction and development costs using primarily cash on hand and borrowings under our Revolving Credit Facility.  We expect to use proceeds from the disposition of properties to repay borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2016, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the six months ended June 30, 2016.

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

The following table sets forth as of June 30, 2016 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt (1)	$164,291	$3,692	$3,858	$3,991	$3,718	$1,341,385	$1,520,935
Weighted average interest rate	7.22%	4.34%	4.37%	4.36%	3.96%	4.30%	4.61%
Variable rate debt (2)	$179	$369	$383	$178,396	$312,438	$100,000	$591,765
Weighted average interest rate (3)	2.31%	2.31%	2.31%	2.25%	1.88%	2.26%	2.06%

(1)
Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $18.2 million. On July 1, 2016, we repaid $162.5 million in debt maturing in 2016 using borrowings from our Revolving Credit Facility.

(2)	As of June 30, 2016, maturities include $58.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used June 30, 2016 interest rates on variable rate debt.

The fair value of our debt was $2.1 billion as of June 30, 2016.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $105 million as of June 30, 2016.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2016	December 31, 2015
$100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	$(58)	$(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(59)	(151)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(3,117)	(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(3,293)	(1,429)
13,765	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(337)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(5,367)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(5,336)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(2,678)	(32)
						$(20,245)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.2 million in the six months ended June 30, 2016 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of June 30, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2015 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2016, 26,758 of COPLP’s common units were exchanged for 26,758 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1
Letter Agreement, dated May 12, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated May 17, 2016 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	August 2, 2016	Dated:	August 2, 2016