Form 10-Q
period 2016-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2016-11-04
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 21, 2016, 94,761,691 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2016, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,632,069	$2,920,529
Projects in development or held for future development	396,269	429,219
Total properties, net	3,028,338	3,349,748
Assets held for sale, net	161,454	96,782
Cash and cash equivalents	47,574	60,310
Restricted cash and marketable securities	7,583	7,716
Investment in unconsolidated real estate joint venture	25,721	—
Accounts receivable (net of allowance for doubtful accounts of $612 and $1,525, respectively)	25,790	29,167
Deferred rent receivable (net of allowance of $330 and $1,962, respectively)	87,526	105,484
Intangible assets on real estate acquisitions, net	84,081	98,338
Deferred leasing costs (net of accumulated amortization of $62,767 and $66,364, respectively)	41,470	53,868
Investing receivables	51,119	47,875
Prepaid expenses and other assets, net	73,538	60,024
Total assets	$3,634,194	$3,909,312
Liabilities and equity
Liabilities:
Debt, net	$1,873,836	$2,077,752
Accounts payable and accrued expenses	112,306	91,755
Rents received in advance and security deposits	28,740	37,148
Dividends and distributions payable	30,225	30,178
Deferred revenue associated with operating leases	9,898	19,758
Interest rate derivatives	17,272	3,160
Other liabilities	38,282	13,779
Total liabilities	2,110,559	2,273,530
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	22,848	19,218
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, shares issued and outstanding of 7,431,667 at September 30, 2016 and December 31, 2015)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,764,786 at September 30, 2016 and 94,531,512 at December 31, 2015)	948	945
Additional paid-in capital	2,008,787	2,004,507
Cumulative distributions in excess of net income	(759,262)	(657,172)
Accumulated other comprehensive loss	(16,314)	(2,838)
Total Corporate Office Properties Trust’s shareholders’ equity	1,433,242	1,544,525
Noncontrolling interests in subsidiaries:
Common units in COPLP	46,757	52,359
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,988	10,880
Noncontrolling interests in subsidiaries	67,545	72,039
Total equity	1,500,787	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,634,194	$3,909,312

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$103,956	$109,080	$316,862	$312,826
Tenant recoveries and other real estate operations revenue	26,998	24,606	81,103	71,761
Construction contract and other service revenues	11,149	17,058	34,372	97,554
Total revenues	142,103	150,744	432,337	482,141
Expenses
Property operating expenses	49,952	48,897	149,968	145,996
Depreciation and amortization associated with real estate operations	32,015	38,403	99,790	103,788
Construction contract and other service expenses	10,341	16,132	32,513	94,923
Impairment losses	27,699	2,307	99,837	3,545
General, administrative and leasing expenses	8,855	7,439	28,764	22,864
Business development expenses and land carry costs	1,716	5,573	6,497	10,986
Total operating expenses	130,578	118,751	417,369	382,102
Operating income	11,525	31,993	14,968	100,039
Interest expense	(18,301)	(24,121)	(64,499)	(66,727)
Interest and other income	1,391	692	3,877	3,217
(Loss) gain on early extinguishment of debt	(59)	85,745	(37)	85,677
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(5,444)	94,309	(45,691)	122,206
Equity in income of unconsolidated entities	594	18	614	52
Income tax benefit (expense)	21	(48)	28	(153)
(Loss) income from continuing operations	(4,829)	94,279	(45,049)	122,105
Discontinued operations	—	—	—	156
(Loss) income before gain on sales of real estate	(4,829)	94,279	(45,049)	122,261
Gain on sales of real estate	34,101	15	34,101	4,000
Net income (loss)	29,272	94,294	(10,948)	126,261
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(901)	(3,357)	948	(4,231)
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(907)	(972)	(2,799)	(2,599)
Net income (loss) attributable to COPT	27,299	89,800	(13,294)	118,936
Preferred share dividends	(3,552)	(3,552)	(10,657)	(10,657)
Net income (loss) attributable to COPT common shareholders	$23,747	$86,248	$(23,951)	$108,279
Net income (loss) attributable to COPT:
Income (loss) from continuing operations	$27,299	$89,800	$(13,294)	$118,783
Discontinued operations, net	—	—	—	153
Net income (loss) attributable to COPT	$27,299	$89,800	$(13,294)	$118,936
Basic earnings per common share (1)
Income (loss) from continuing operations	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15
Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15
Dividends declared per common share	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$29,272	$94,294	$(10,948)	$126,261
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	407	(3,638)	(16,581)	(6,720)
Losses on interest rate derivatives included in interest expense	1,043	915	2,763	2,457
Equity in other comprehensive loss of equity method investee	—	—	(184)	(264)
Other comprehensive income (loss)	1,450	(2,723)	(14,002)	(4,527)
Comprehensive income (loss)	30,722	91,571	(24,950)	121,734
Comprehensive income attributable to noncontrolling interests	(2,025)	(4,453)	(1,820)	(7,324)
Comprehensive income (loss) attributable to COPT	$28,697	$87,118	$(26,770)	$114,410

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (160,160 shares)	—	2	2,149	—	—	(2,151)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (151,511 shares issued, net of redemptions)	—	1	5,599	—	—	—	5,600
Redemption of vested equity awards	—	—	(2,330)	—	—	—	(2,330)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(591)	—	—	591	—
Comprehensive income	—	—	—	118,936	(4,526)	5,634	120,044
Dividends	—	—	—	(88,658)	—	—	(88,658)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,530)	(3,530)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(47)	(47)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(599)	—	—	—	(599)
Balance at September 30, 2015 (94,533,670 common shares outstanding)	$199,083	$945	$2,002,730	$(686,986)	$(5,823)	$69,958	$1,579,907

Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Conversion of common units to common shares (87,000 shares)	—	1	1,166	—	—	(1,167)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (146,274 shares issued, net of redemptions)	—	2	6,175	—	—	—	6,177
Redemption of vested equity awards	—	—	(2,179)	—	—	—	(2,179)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(42)	—	—	42	—
Comprehensive loss	—	—	—	(13,294)	(13,476)	141	(26,629)
Dividends	—	—	—	(88,796)	—	—	(88,796)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,498)	(3,498)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(12)	(12)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(516)	—	—	—	(516)
Tax loss from share-based compensation	—	—	(319)	—	—	—	(319)
Balance at September 30, 2016 (94,764,786 common shares outstanding)	$199,083	$948	$2,008,787	$(759,262)	$(16,314)	$67,545	$1,500,787
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$391,511	$373,607
Construction contract and other service revenues received	54,399	104,817
Property operating expenses paid	(154,203)	(146,274)
Construction contract and other service expenses paid	(33,169)	(112,614)
General, administrative, leasing, business development and land carry costs paid	(27,879)	(29,620)
Interest expense paid	(61,662)	(46,278)
Interest and other income received	472	4,130
Other	504	(26)
Net cash provided by operating activities	169,973	147,742
Cash flows from investing activities
Construction, development and redevelopment	(121,297)	(174,434)
Acquisitions of operating properties and related intangible assets	—	(202,866)
Tenant improvements on operating properties	(26,055)	(18,129)
Other capital improvements on operating properties	(22,063)	(12,610)
Proceeds from dispositions of properties	210,661	45,066
Proceeds from partial sale of properties, net of related debt	43,686	—
Investing receivables payments received	—	5,114
Leasing costs paid	(6,024)	(8,603)
Other	(991)	(4,827)
Net cash provided by (used in) investing activities	77,917	(371,289)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	362,500	422,000
Unsecured senior notes	—	296,580
Other debt proceeds	105,000	50,000
Repayments of debt
Revolving Credit Facility	(406,000)	(418,000)
Scheduled principal amortization	(4,454)	(5,011)
Other debt repayments	(203,056)	(50,681)
Deferred financing costs paid	(825)	(5,377)
Net proceeds from issuance of common shares	(46)	28,567
Common share dividends paid	(78,072)	(77,641)
Preferred share dividends paid	(10,657)	(10,657)
Distributions paid to noncontrolling interests in COPLP	(3,476)	(3,581)
Distributions paid to redeemable noncontrolling interests	(14,329)	—
Redemption of vested equity awards	(2,179)	(2,330)
Other	(5,032)	(2,559)
Net cash (used in) provided by financing activities	(260,626)	221,310
Net decrease in cash and cash equivalents	(12,736)	(2,237)
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$47,574	$3,840
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(10,948)	$126,261
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	101,429	105,397
Impairment losses	99,797	3,779
Losses on interest rate derivatives	347	—
Amortization of deferred financing costs and net debt discounts	4,456	4,144
Increase in deferred rent receivable	(930)	(11,939)
Gain on sales of real estate	(34,101)	(4,000)
Share-based compensation	5,637	4,949
Loss (gain) on early extinguishment of debt	34	(86,075)
Other	(2,761)	1,922
Operating changes in assets and liabilities:
Decrease in accounts receivable	3,658	6,526
Decrease (increase) in restricted cash and marketable securities	18	(1,102)
Increase in prepaid expenses and other assets, net	(19,778)	(5,228)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	31,523	(655)
(Decrease) increase in rents received in advance and security deposits	(8,408)	3,763
Net cash provided by operating activities	$169,973	$147,742
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$9,963	$(11,722)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,683	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$(114,597)	$—
Increase in investment in unconsolidated real estate joint venture	$25,680	$—
Decrease in debt	$59,534	$—
Other net decreases in assets and liabilities	$3,619	$—
Debt assumed on acquisition of operating property	$—	$55,490
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in property in connection with surrender of property in settlement of debt	$—	$(82,738)
Decrease in debt in connection with surrender of property in settlement of debt	$—	$(150,000)
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(13,817)	$(4,263)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)
Dividends/distribution payable	$30,225	$30,182
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,167	$2,151
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$42	$591
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$516	$599

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Properties, net:
Operating properties, net	$2,632,069	$2,920,529
Projects in development or held for future development	396,269	429,219
Total properties, net	3,028,338	3,349,748
Assets held for sale, net	161,454	96,782
Cash and cash equivalents	47,574	60,310
Restricted cash and marketable securities	2,333	1,953
Investment in unconsolidated real estate joint venture	25,721	—
Accounts receivable (net of allowance for doubtful accounts of $612 and $1,525, respectively)	25,790	29,167
Deferred rent receivable (net of allowance of $330 and $1,962, respectively)	87,526	105,484
Intangible assets on real estate acquisitions, net	84,081	98,338
Deferred leasing costs (net of accumulated amortization of $62,767 and $66,364, respectively)	41,470	53,868
Investing receivables	51,119	47,875
Prepaid expenses and other assets, net	73,538	60,024
Total assets	$3,628,944	$3,903,549
Liabilities and equity
Liabilities:
Debt, net	$1,873,836	$2,077,752
Accounts payable and accrued expenses	112,306	91,755
Rents received in advance and security deposits	28,740	37,148
Distributions payable	30,225	30,178
Deferred revenue associated with operating leases	9,898	19,758
Interest rate derivatives	17,272	3,160
Other liabilities	33,032	8,016
Total liabilities	2,105,309	2,267,767
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	22,848	19,218
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at September 30, 2016 and December 31, 2015	199,083	199,083
Limited partner, 352,000 preferred units outstanding at September 30, 2016 and December 31, 2015	8,800	8,800
Common units, 94,764,786 and 94,531,512 held by the general partner and 3,590,391 and 3,677,391 held by limited partners at September 30, 2016 and December 31, 2015, respectively	1,297,858	1,400,745
Accumulated other comprehensive loss	(16,987)	(2,985)
Total Corporate Office Properties, L.P.’s equity	1,488,754	1,605,643
Noncontrolling interests in subsidiaries	12,033	10,921
Total equity	1,500,787	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,628,944	$3,903,549
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$103,956	$109,080	$316,862	$312,826
Tenant recoveries and other real estate operations revenue	26,998	24,606	81,103	71,761
Construction contract and other service revenues	11,149	17,058	34,372	97,554
Total revenues	142,103	150,744	432,337	482,141
Expenses
Property operating expenses	49,952	48,897	149,968	145,996
Depreciation and amortization associated with real estate operations	32,015	38,403	99,790	103,788
Construction contract and other service expenses	10,341	16,132	32,513	94,923
Impairment losses	27,699	2,307	99,837	3,545
General, administrative and leasing expenses	8,855	7,439	28,764	22,864
Business development expenses and land carry costs	1,716	5,573	6,497	10,986
Total operating expenses	130,578	118,751	417,369	382,102
Operating income	11,525	31,993	14,968	100,039
Interest expense	(18,301)	(24,121)	(64,499)	(66,727)
Interest and other income	1,391	692	3,877	3,217
(Loss) gain on early extinguishment of debt	(59)	85,745	(37)	85,677
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(5,444)	94,309	(45,691)	122,206
Equity in income of unconsolidated entities	594	18	614	52
Income tax benefit (expense)	21	(48)	28	(153)
(Loss) income from continuing operations	(4,829)	94,279	(45,049)	122,105
Discontinued operations	—	—	—	156
(Loss) income before gain on sales of real estate	(4,829)	94,279	(45,049)	122,261
Gain on sales of real estate	34,101	15	34,101	4,000
Net income	29,272	94,294	(10,948)	126,261
Net income attributable to noncontrolling interests in consolidated entities	(913)	(972)	(2,803)	(2,602)
Net income (loss) attributable to COPLP	28,359	93,322	(13,751)	123,659
Preferred unit distributions	(3,717)	(3,717)	(11,152)	(11,152)
Net income (loss) attributable to COPLP common unitholders	$24,642	$89,605	$(24,903)	$112,507
Net income (loss) attributable to COPLP:
Income (loss) from continuing operations	$28,359	$93,322	$(13,751)	$123,500
Discontinued operations, net	—	—	—	159
Net income (loss) attributable to COPLP	$28,359	$93,322	$(13,751)	$123,659
Basic earnings per common unit (1)
Income (loss) from continuing operations	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15
Diluted earnings per common unit (1)
Income (loss) from continuing operations	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15
Distributions declared per common unit	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$29,272	$94,294	$(10,948)	$126,261
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	407	(3,638)	(16,581)	(6,720)
Losses on interest rate derivatives included in interest expense	1,043	915	2,763	2,457
Equity in other comprehensive loss of equity method investee	—	—	(184)	(264)
Other comprehensive income (loss)	1,450	(2,723)	(14,002)	(4,527)
Comprehensive income (loss)	30,722	91,571	(24,950)	121,734
Comprehensive income attributable to noncontrolling interests	(913)	(1,035)	(2,803)	(2,780)
Comprehensive income (loss) attributable to COPLP	$29,809	$90,536	$(27,753)	$118,954

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	151,511	5,600	—	—	5,600
Redemptions of vested equity awards	—	—	—	—	—	(2,330)	—	—	(2,330)
Comprehensive income	—	495	—	10,657	—	112,507	(4,705)	1,090	120,044
Distributions to owners of common and preferred units	—	(495)	—	(10,657)	—	(81,036)	—	—	(92,188)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(47)	(47)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(599)	—	—	(599)
Balance at September 30, 2015	352,000	$8,800	7,431,667	$199,083	98,211,061	$1,367,904	$(6,086)	$10,206	$1,579,907

Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	146,274	6,177	—	—	6,177
Redemptions of vested equity awards	—	—	—	—	—	(2,179)	—	—	(2,179)
Comprehensive loss	—	495	—	10,657	—	(24,903)	(14,002)	1,124	(26,629)
Distributions to owners of common and preferred units	—	(495)	—	(10,657)	—	(81,142)	—	—	(92,294)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(12)	(12)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(516)	—	—	(516)
Tax loss from share-based compensation	—	—	—	—	—	(319)	—	—	(319)
Balance at September 30, 2016	352,000	$8,800	7,431,667	$199,083	98,355,177	$1,297,858	$(16,987)	$12,033	$1,500,787
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$391,511	$373,607
Construction contract and other service revenues received	54,399	104,817
Property operating expenses paid	(154,203)	(146,274)
Construction contract and other service expenses paid	(33,169)	(112,614)
General, administrative, leasing, business development and land carry costs paid	(27,879)	(29,620)
Interest expense paid	(61,662)	(46,278)
Interest and other income received	472	4,130
Other	504	(26)
Net cash provided by operating activities	169,973	147,742
Cash flows from investing activities
Construction, development and redevelopment	(121,297)	(174,434)
Acquisitions of operating properties and related intangible assets	—	(202,866)
Tenant improvements on operating properties	(26,055)	(18,129)
Other capital improvements on operating properties	(22,063)	(12,610)
Proceeds from dispositions of properties	210,661	45,066
Proceeds from partial sale of properties, net of related debt	43,686	—
Investing receivables payments received	—	5,114
Leasing costs paid	(6,024)	(8,603)
Other	(991)	(4,827)
Net cash provided by (used in) investing activities	77,917	(371,289)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	362,500	422,000
Unsecured senior notes	—	296,580
Other debt proceeds	105,000	50,000
Repayments of debt
Revolving Credit Facility	(406,000)	(418,000)
Scheduled principal amortization	(4,454)	(5,011)
Other debt repayments	(203,056)	(50,681)
Deferred financing costs paid	(825)	(5,377)
Net proceeds from issuance of common units	(46)	28,567
Common unit distributions paid	(81,053)	(80,727)
Preferred unit distributions paid	(11,152)	(11,152)
Redemption of vested equity awards	(2,179)	(2,330)
Distributions paid to redeemable noncontrolling interests	(14,329)	—
Other	(5,032)	(2,559)
Net cash (used in) provided by financing activities	(260,626)	221,310
Net decrease in cash and cash equivalents	(12,736)	(2,237)
Cash and cash equivalents
Beginning of period	60,310	6,077
End of period	$47,574	$3,840
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(10,948)	$126,261
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	101,429	105,397
Impairment losses	99,797	3,779
Losses on interest rate derivatives	347	—
Amortization of deferred financing costs and net debt discounts	4,456	4,144
Increase in deferred rent receivable	(930)	(11,939)
Gain on sales of real estate	(34,101)	(4,000)
Share-based compensation	5,637	4,949
Loss (gain) on early extinguishment of debt	34	(86,075)
Other	(2,761)	1,922
Operating changes in assets and liabilities:
Decrease in accounts receivable	3,658	6,526
Increase in restricted cash and marketable securities	(495)	(1,485)
Increase in prepaid expenses and other assets, net	(19,778)	(5,228)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	32,036	(272)
(Decrease) increase in rents received in advance and security deposits	(8,408)	3,763
Net cash provided by operating activities	$169,973	$147,742
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$9,963	$(11,722)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,683	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$(114,597)	$—
Increase in investment in unconsolidated real estate joint venture	$25,680	$—
Decrease in debt	$59,534	$—
Other net decreases in assets and liabilities	$3,619	$—
Debt assumed on acquisition of operating property	$—	$55,490
Other liabilities assumed on acquisition of operating properties	$—	$5,265
Decrease in property in connection with surrender of property in settlement of debt	$—	$(82,738)
Decrease in debt in connection with surrender of property in settlement of debt	$—	$(150,000)
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(13,817)	$(4,263)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)
Distributions payable	$30,225	$30,182
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$516	$599

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support United States Government agencies and their contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a complementary portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of September 30, 2016, our properties included the following:

•
168 operating office properties totaling 17.5 million square feet, including 12 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
10 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.2 million square feet upon completion, including two partially operational properties included above and two properties completed but held for future lease to the United States Government;

•	1,358 acres of land we control that we believe could be developed into approximately 16.2 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2016, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2015 Annual Report on Form 10-K.

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

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $5.3 million as of September 30, 2016, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,160	$—	$—	$5,160
Other	90	—	—	90
Total assets	$5,250	$—	$—	$5,250
Liabilities:
Deferred compensation plan liability (2)	$—	$5,250	$—	$5,250
Interest rate derivatives	—	17,272	—	17,272
Total liabilities	$—	$22,522	$—	$22,522

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Liabilities:
Interest rate derivatives	$—	$17,272	$—	$17,272

Nonrecurring Fair Value Measurements

In the first quarter of 2016, we set a goal to raise cash from sales of properties in 2016 considerably in excess of the $96.8 million in assets held for sale at December 31, 2015. The specific properties we would sell to achieve this goal had not been identified when the goal was established. Throughout 2016, we have been in the process of identifying properties we will sell.

In the first quarter of 2016, we reclassified: most of our properties in Greater Philadelphia (included in our Regional Office segment); two properties in the Fort Meade/BW Corridor sub-segment; and our remaining land holdings in Colorado Springs, Colorado to held for sale and recognized $2.4 million of impairment losses. As of March 31, 2016, we had $225.9 million of assets held for sale.

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our then newly-appointed Chief Executive Officer and the goals of the asset sales program and concluded that we would: (1) not hold our operating properties in Aberdeen, Maryland (“Aberdeen”) for the long-term; (2) not develop commercial properties on land in Frederick, Maryland; (3) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

•
$34.4 million on operating properties in Aberdeen (included in our Other segment). After shortening our estimated holding period for these properties, we determined that the carrying amount of the properties would not likely be recovered from the operation and eventual dispositions of the properties during the shortened holding period. Accordingly, we adjusted the properties to their estimated fair values;

•
$4.4 million on land in Aberdeen. In performing our analysis related to the operating properties in Aberdeen, we determined that the weakening leasing and overall commercial real estate conditions in that market indicated that our land holdings in the market may be impaired. As a result, we determined that the carrying amount of the land was not recoverable and adjusted the land to its estimated fair value;

•	$8.2 million on land in Frederick, Maryland. We determined that the carrying amount of the land would not likely be recovered from its sale and adjusted the land to its estimated fair value;

•
$14.1 million on operating properties in our Northern Virginia and Fort Meade/BW Corridor sub-segments that we reclassified to held for sale during the period whose carrying amounts exceeded their estimated fair values less costs to sell; and

•	$6.2 million on the property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell.

There were no property sales in the second quarter of 2016 and as of June 30, 2016, we had $300.6 million of assets held for sale.

During the third quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering refinements to our disposition strategy made during the third quarter of 2016 to sell an additional operating property in our Northern Virginia Defense/IT sub-segment, an additional operating property in our Fort Meade/BW Corridor sub-segment and our remaining operating properties and land in White Marsh, Maryland (“White Marsh”) that had not previously been classified as held for sale. In connection with our determinations that we planned to sell these properties, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

•
$13.3 million on the operating property in our Northern Virginia Defense/IT sub-segment. Communication with a major tenant in the building during the quarter led us to conclude that there was significant uncertainty with respect to the tenant renewing its lease expiring in 2019. As a result of this information and continuing sub-market weakness, we determined that this property no longer met our long-term hold strategy and we placed it into our asset sales program. Accordingly, we adjusted the carrying amount of the property to its estimated fair value less costs to sell; and

•
$2.9 million on the other properties that we reclassified as held for sale, primarily associated with a land parcel in White Marsh. As of June 30, 2016, this land was under a sales contract subject to a re-zoning contingency. During the third quarter, we were denied favorable re-zoning and the contract was canceled. As a result, we determined this property will be sold as is, reclassified it to held for sale and adjusted its carrying value to its estimated fair value less costs to sell.

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 4), and had $161.5 million of assets held for sale at September 30, 2016.

Changes in the expected future cash flows due to changes in our plans for specific properties (especially our expected holding period) could result in the recognition of additional impairment losses. In addition, because properties held for sale are carried at the lower of carrying value or estimated fair values less costs to sell, declines in their estimated fair values due to market conditions and other factors could result in the recognition of additional impairment losses.

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of these assets as of September 30, 2016 (dollars in thousands):

Fair Values as of September 30, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net	$—	$—	$127,128	$127,128

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of September 30, 2016 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average)
Contracts to sell	$87,983	Contract amounts	N/A
Discounted cash flow	$36,693	Discount rate	9.5% - 11.3% (10.5%)
		Terminal capitalization rate	8.3% - 9.5% (8.7%)
Yield analyses	$2,452	Investor yield requirement	9.0% (1)

(1) Only one fair value applied for this unobservable input.
4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$424,627	$463,305
Buildings and improvements	2,888,918	3,157,587
Less: Accumulated depreciation	(681,476)	(700,363)
Operating properties, net	$2,632,069	$2,920,529

Projects in development or held for future development consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$199,038	$207,774
Development in progress, excluding land	197,231	221,445
Projects in development or held for future development	$396,269	$429,219

Our properties held for sale included:

•
as of September 30, 2016: nine operating properties in White Marsh (included primarily in our Regional Office segment); two operating properties in our Northern Virginia Defense/IT sub-segment; six operating properties in our Fort Meade/BW Corridor sub-segment; two operating properties in San Antonio, Texas (included in our Other segment); and land in White Marsh, Northern Virginia and Colorado Springs; and

•
as of December 31, 2015: 13 operating properties in White Marsh (included in our Regional Office segment); two operating properties in San Antonio, Texas (included in our Other segment); and land in Northern Virginia and Colorado Springs.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	September 30, 2016	December 31, 2015
Properties, net	$147,236	$90,188
Deferred rent receivable	6,642	2,891
Intangible assets on real estate acquisitions, net	1,540	1,591
Deferred leasing costs, net	4,901	1,391
Lease incentives, net	1,135	721
Assets held for sale, net	$161,454	$96,782

Acquisitions

We acquired the following operating properties in 2015:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.8 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (in the Northern Virginia region) that was 100% leased, for $80.5 million on April 15, 2015; and

•
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan with a fair value at assumption of $55.5 million.

These properties contributed:

•
revenues of $9.2 million for the three months ended September 30, 2016, $6.9 million for the three months ended September 30, 2015, $27.6 million for the nine months ended September 30, 2016 and $11.2 million for the nine months ended September 30, 2015; and

•
net income from continuing operations of $432,000 for the three months ended September 30, 2016, $487,000 for the three months ended September 30, 2015, $2.4 million for the nine months ended September 30, 2016 and $697,000 for the nine months ended September 30, 2015.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through September 30, 2016. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify operating property acquisition costs to the nine months ended September 30, 2014 from the 2015 periods in which they were actually incurred. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per share amounts).

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(Unaudited)
Pro forma total revenues	$152,736	$498,657
Pro forma net income attributable to COPT common shareholders	$88,836	$112,941
Pro forma EPS:
Basic	$0.94	$1.20
Diluted	$0.94	$1.20

2016 Dispositions

During the nine months ended September 30, 2016, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Disposition	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
Arborcrest Corporate Campus (1)	Philadelphia, PA	Regional Office	8/4/2016	4	654,000	$142,800	$4,742
8003 Corporate Drive	White Marsh, MD	Regional Office	8/17/2016	1	18,000	2,400	—
1341 & 1343 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	9/9/2016	2	25,000	2,900	848
8007, 8013, 8015, 8019 and 8023-8027 Corporate Drive (1)	White Marsh, MD	Regional Office	9/21/2016	5	130,000	14,513	1,906
1302, 1304 and 1306 Concourse Drive	Linthicum, MD	Fort Meade/BW Corridor	9/29/2016	3	299,000	48,100	8,683
				15	1,126,000	$210,713	$16,179

(1) This disposition also included land.

We also sold:

•
a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into a newly-formed joint venture, GI-COPT DC Partnership LLC (“GI-COPT”), for an aggregate property value of $147.6 million on July 21, 2016. We obtained $60.0 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest in the joint venture from us for $44.3 million. We account for our 50% interest in the joint venture using the equity method of accounting as described further in Note 5. We recognized a partial gain on the sale of our interest of $17.9 million; and

•	other land for $5.7 million, with no gain recognized.

2016 Construction Activities

During the nine months ended September 30, 2016, we placed into service 490,000 square feet in five newly constructed office properties (including a partially operational property) and 55,000 square feet in two redeveloped properties (including a partially operational property). As of September 30, 2016, we had seven office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and three office properties under redevelopment that we estimate will total 104,000 square feet upon completion.

5.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2016 (dollars in thousands):

		Nominal
		Ownership		September 30, 2016		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	9/30/2016	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$157,168	$80,154	$53,056
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	66,053	47,006	45,807
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	40,282	—	7,680
				$263,503	$127,160	$106,543
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

In January 2016, our partner in Stevens Investors, LLC contributed to the joint venture, for a value of $22.6 million, interests in contracts controlling land to be developed (including a purchase agreement and a ground lease). Our partner subsequently received a cash distribution from the joint venture of $13.4 million, which was funded by us. Our partner is also entitled to receive an additional distribution from the joint venture of $6.7 million to be funded by us (expected in 2017) that was reported in other liabilities on our consolidated balance sheet as of September 30, 2016.

Unconsolidated Joint Venture

As described further in Note 4, on July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into GI-COPT, a newly-formed joint venture. We account for our 50% interest in the joint venture using the equity method of accounting. As of September 30, 2016, we had an investment balance in GI-COPT of $25.7 million. Our balance is $18.5 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments in the joint venture.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable from the City of Huntsville	$48,098	$44,875
Other investing loans receivable	3,021	3,000
	$51,119	$47,875

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of September 30, 2016 or December 31, 2015.  The fair value of these receivables approximated their carrying amounts as of September 30, 2016 and December 31, 2015.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expenses	$28,752	$23,009
Lease incentives, net	19,106	11,133
Construction contract costs incurred in excess of billings	6,367	3,261
Furniture, fixtures and equipment, net	5,492	6,004
Deferred financing costs, net (1)	3,812	5,867
Deferred tax asset, net (2)	3,282	3,467
Other assets	6,727	7,283
Prepaid expenses and other assets, net	$73,538	$60,024

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2) Includes a valuation allowance of $2.1 million.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of			Scheduled Maturity
	September 30, 2016	December 31, 2015	Stated Interest Rates as of	as of
			September 30, 2016	September 30, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (2)	$154,976	$281,208	3.82% - 7.87% (3)	2019-2026
Variable rate secured loans	13,529	49,792	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured loans	168,505	331,000
Revolving Credit Facility	—	43,500	LIBOR + 0.875% to 1.60%	May 2019
Term Loan Facilities (5)	516,812	515,902	LIBOR + 0.90% to 2.60% (6)	2019-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,024	346,714	3.60% (7)	May 2023
5.250%, $250,000 aggregate principal	246,063	245,731	5.25% (8)	February 2024
3.700%, $300,000 aggregate principal	297,725	297,378	3.70% (9)	June 2021
5.000%, $300,000 aggregate principal	296,279	296,019	5.00% (10)	July 2025
Unsecured notes payable	1,428	1,508	0% (11)	2026
Total debt, net	$1,873,836	$2,077,752

(1)	The carrying values of our loans other than the Revolving Credit Facility reflect net deferred financing costs of $6.9 million as of September 30, 2016 and $8.0 million as of December 31, 2015.

(2)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $440,000 as of September 30, 2016 and $514,000 as of December 31, 2015.

(3)	The weighted average interest rate on our fixed rate mortgage loans was 4.20% as of September 30, 2016.

(4)	The interest rate on our variable rate secured loan as of September 30, 2016 was 2.37%.

(5)
As of September 30, 2016, we had an additional $150 million in borrowings available to be drawn under a term loan. In addition, we had the ability to borrow an additional $430.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders. On October 12, 2016, we repaid a $120.0 million term loan that was scheduled to mature in August 2019.

(6)	The weighted average interest rate on these loans was 2.17% as of September 30, 2016.

(7)
The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of September 30, 2016 and $2.2 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes reflects an unamortized discount totaling $3.5 million as of September 30, 2016 and $3.8 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of September 30, 2016 and $2.1 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(10) The carrying value of these notes reflects an unamortized discount totaling $3.1 million as of September 30, 2016 and $3.3 million as of December 31, 2015.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $483,000 as of September 30, 2016 and $554,000 as of December 31, 2015.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2016, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.2 million in the three months ended September 30, 2016, $1.5 million in the three months ended September 30, 2015, $4.3 million in the nine months ended September 30, 2016 and $5.6 million in the nine months ended September 30, 2015.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,187,091	$1,233,860	$1,185,842	$1,211,658
Other fixed-rate debt	156,404	162,974	282,716	291,991
Variable-rate debt	530,341	533,079	609,194	610,987
	$1,873,836	$1,929,913	$2,077,752	$2,114,636

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2016	December 31, 2015
$100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	$(2,339)	$(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,500)	(1,429)
13,676	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(236)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(4,879)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(4,872)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(2,446)	(32)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	—	(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	—	(151)
						$(17,272)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	$53
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(17,272)	(3,160)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$407	$(3,638)	$(16,581)	$(6,720)
Amount of losses reclassified from AOCL into interest expense (effective portion)	1,043	915	2,763	2,457
Amount of gain (loss) recognized in interest expense (ineffective portion)	1,523	—	(347)	—

Over the next 12 months, we estimate that approximately $5.2 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2016, the fair value of interest rate derivatives in a liability position related to these agreements was $17.9 million, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2016, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $18.4 million.

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

	For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$19,218	$18,417
Contributions from noncontrolling interests	22,779	—
Distributions to noncontrolling interests	(21,344)	(1,098)
Net income attributable to noncontrolling interests	1,679	1,690
Adjustment to arrive at fair value of interests	516	599
Ending balance	$22,848	$19,608

11.    Equity

In September 2016, COPT established a new at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $200.0 million. This program replaced an ATM stock offering program that we previously had in place.

During the nine months ended September 30, 2016, certain COPLP limited partners redeemed 87,000 common units in COPLP for an equal number of common shares in COPT.

See Note 13 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; our operating wholesale data center; and other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). Effective in the quarter ended September 30, 2016, we changed our segment reporting measures to include certain amounts discussed below pertaining to investments in unconsolidated real estate joint ventures (“UJVs”); this change did not affect prior periods reported herein as we did not own any investments in UJVs during such periods prior to July 21, 2016 (see Note 5).

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through UJVs that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands).

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended September 30, 2016
Revenues from real estate operations	$61,460	$12,231	$12,532	$7,232	$3,189	$5,175	$101,819	$20,499	$6,809	$1,827	$130,954
Property operating expenses	20,598	4,462	7,599	3,374	1,112	528	37,673	8,155	3,317	807	49,952
UJV NOI allocable to COPT	—	—	—	—	—	1,008	1,008	—	—	—	1,008
NOI from real estate operations	$40,862	$7,769	$4,933	$3,858	$2,077	$5,655	$65,154	$12,344	$3,492	$1,020	$82,010
Additions to long-lived assets	$5,901	$7,153	$—	$2,207	$2,642	$—	$17,903	$4,168	$108	$53	$22,232
Transfers from non-operating properties	$5,331	$308	$3	$—	$3,100	$25,513	$34,255	$(4)	$40	$—	$34,291
Three Months Ended September 30, 2015
Revenues from real estate operations	$61,400	$12,875	$9,018	$6,886	$3,061	$5,665	$98,905	$26,782	$6,078	$1,921	$133,686
Property operating expenses	20,106	5,150	4,553	3,287	888	532	34,516	9,596	4,008	777	48,897
UJV NOI allocable to COPT	—	—	—	—	—	—	—	—	—	—	—
NOI from real estate operations	$41,294	$7,725	$4,465	$3,599	$2,173	$5,133	$64,389	$17,186	$2,070	$1,144	$84,789
Additions to long-lived assets	$7,943	$1,603	$—	$2,084	$175	$—	$11,805	$129,259	$—	$(27)	$141,037
Transfers from non-operating properties	$25,184	$(91)	$591	$1,408	$1,207	$34,287	$62,586	$5,505	$73,804	$315	$142,210
Nine Months Ended September 30, 2016
Revenues from real estate operations	$184,881	$36,404	$34,408	$21,164	$9,496	$18,793	$305,146	$67,284	$20,106	$5,429	$397,965
Property operating expenses	64,222	13,310	19,863	9,573	3,050	2,164	112,182	26,707	8,629	2,450	149,968
UJV NOI allocable to COPT	—	—	—	—	—	1,008	1,008	—	—	—	1,008
NOI from real estate operations	$120,659	$23,094	$14,545	$11,591	$6,446	$17,637	$193,972	$40,577	$11,477	$2,979	$249,005
Additions to long-lived assets	$19,516	$13,290	$—	$5,710	$3,561	$—	$42,077	$9,107	$108	$363	$51,655
Transfers from non-operating properties	$41,850	$28,158	$240	$—	$3,315	$81,467	$155,030	$104	$(391)	$(11)	$154,732
Segment assets at September 30, 2016	$1,261,337	$416,886	$132,722	$195,244	$111,310	$189,746	$2,307,245	$453,766	$234,551	$31,563	$3,027,125
Nine Months Ended September 30, 2015
Revenues from real estate operations	$182,591	$37,383	$27,426	$21,337	$8,165	$15,816	$292,718	$73,142	$12,933	$5,798	$384,591
Property operating expenses	63,102	16,120	14,665	10,075	2,605	1,726	108,293	26,750	8,441	2,506	145,990
UJV NOI allocable to COPT	—	—	—	—	—	—	—	—	—	—	—
NOI from real estate operations	$119,489	$21,263	$12,761	$11,262	$5,560	$14,090	$184,425	$46,392	$4,492	$3,292	$238,601
Additions to long-lived assets	$16,529	$86,303	$—	$5,446	$466	$—	$108,744	$198,589	$108	$282	$307,723
Transfers from non-operating properties	$44,212	$51,117	$32,150	$1,408	$13,184	$50,295	$192,366	$22,230	$89,183	$327	$304,106
Segment assets at September 30, 2015	$1,284,712	$413,321	$134,790	$196,105	$108,541	$203,090	$2,340,559	$695,490	$246,806	$71,907	$3,354,762

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenues from real estate operations	$130,954	$133,686	$397,965	$384,591
Construction contract and other service revenues	11,149	17,058	34,372	97,554
Less: Revenues from discontinued operations	—	—	—	(4)
Total revenues	$142,103	$150,744	$432,337	$482,141

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Segment property operating expenses	$49,952	$48,897	$149,968	$145,990
Less: Property operating expenses from discontinued operations	—	—	—	6
Total property operating expenses	$49,952	$48,897	$149,968	$145,996

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
UJV NOI allocable to COPT	$1,008	$—	$1,008	$—
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(415)	—	(415)	—
Add: Equity in income of unconsolidated non-real estate entities	1	18	21	52
Equity in income of unconsolidated entities	$594	$18	$614	$52

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Construction contract and other service revenues	$11,149	$17,058	$34,372	$97,554
Construction contract and other service expenses	(10,341)	(16,132)	(32,513)	(94,923)
NOI from service operations	$808	$926	$1,859	$2,631

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NOI from real estate operations	$82,010	$84,789	$249,005	$238,601
NOI from service operations	808	926	1,859	2,631
Interest and other income	1,391	692	3,877	3,217
Equity in income of unconsolidated entities	594	18	614	52
Income tax (expense) benefit	21	(48)	28	(153)
Depreciation and other amortization associated with real estate operations	(32,015)	(38,403)	(99,790)	(103,788)
Impairment losses	(27,699)	(2,307)	(99,837)	(3,545)
General, administrative and leasing expenses	(8,855)	(7,439)	(28,764)	(22,864)
Business development expenses and land carry costs	(1,716)	(5,573)	(6,497)	(10,986)
Interest expense	(18,301)	(24,121)	(64,499)	(66,727)
NOI from discontinued operations	—	—	—	(10)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,008)	—	(1,008)	—
(Loss) gain on early extinguishment of debt	(59)	85,745	(37)	85,677
(Loss) income from continuing operations	$(4,829)	$94,279	$(45,049)	$122,105

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2016	September 30, 2015
Segment assets	$3,027,125	$3,354,762
Non-operating property assets	421,364	416,540
Other assets	185,705	140,790
Total COPT consolidated assets	$3,634,194	$3,912,092

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, (loss) gain on early extinguishment of debt, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

Based on COPT’s total shareholder return relative to its peer group of companies, for PSUs issued in 2014 and 2015, we made the following common share issuances in settlement of such PSUs during the nine months ended September 30, 2016:

•	10,326 shares on May 30, 2016 to Mr. Wayne H. Lingafelter, our former Executive Vice President, Development & Construction Services, who departed on March 31, 2016; and

•	20,569 shares on July 12, 2016 to Mr. Roger A. Waesche, Jr., our former Chief Executive Officer, who departed on May 12, 2016.

Restricted Shares

During the nine months ended September 30, 2016, certain employees were granted a total of 206,487 restricted common shares with an aggregate grant date fair value of $5.0 million (weighted average of $24.31 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the nine months ended September 30, 2016, forfeiture restrictions lapsed on 189,569 previously issued common shares; these shares had a weighted average grant date fair value of $27.52 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.7 million.

Deferred Share Awards

During the nine months ended September 30, 2016, nonemployee members of our Board of Trustees were granted a total of 24,944 deferred share awards with an aggregate grant date fair value of $671,000 ($26.89 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2016, we issued 12,028 common shares in settlement of deferred share awards granted in 2015; these shares had a grant date fair value of $26.70 per share, and the aggregate intrinsic value of the shares on the settlement date was $322,000.

Executive Transition Costs

Our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, left the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders. In addition, our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, and our Senior Vice President, General Counsel and Secretary, Karen M. Singer, departed the Company to pursue other interests effective March 31, 2016 and August 31, 2016, respectively. We recognized executive transition costs of approximately $6.0 million in the nine months ended September 30, 2016 primarily for termination benefits in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(4,829)	$94,279	$(45,049)	$122,105
Gain on sales of real estate, net	34,101	15	34,101	4,000
Preferred share dividends	(3,552)	(3,552)	(10,657)	(10,657)
Income from continuing operations attributable to noncontrolling interests	(1,973)	(4,494)	(2,346)	(7,322)
Income from continuing operations attributable to share-based compensation awards	(105)	(369)	(319)	(475)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	23,642	85,879	(24,270)	107,651
Convertible preferred shares	—	372	—	—
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	—	—	—	4,225
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$23,642	$86,251	$(24,270)	$111,876
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$23,642	$85,879	$(24,270)	$107,651
Discontinued operations	—	—	—	156
Discontinued operations attributable to noncontrolling interests	—	—	—	(3)
Numerator for basic EPS on net income attributable to COPT common shareholders	23,642	85,879	(24,270)	107,804
Convertible preferred shares	—	372	—	—
Dilutive effect of common units in COPLP	—	—	—	4,231
Numerator for diluted EPS on net income attributable to COPT common shareholders	$23,642	$86,251	$(24,270)	$112,035
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,433	94,153	94,312	93,830
Convertible preferred shares	—	434	—	—
Dilutive effect of common units	—	—	—	3,697
Dilutive effect of share-based compensation awards	81	21	—	82
Denominator for diluted EPS (common shares)	94,514	94,608	94,312	97,609
Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPT common shareholders	$0.25	$0.91	$(0.26)	$1.15

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Conversion of common units	3,591	3,679	3,648	—
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	—	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended September 30, 2016 and 2015 of 375,000 and 411,000, respectively, and for the nine months ended September 30, 2016 and 2015 of 394,000 and 412,000, respectively; and

•
weighted average options for the three months ended September 30, 2016 and 2015 of 233,000 and 440,000, respectively, and for the nine months ended September 30, 2016 and 2015 of 307,000 and 480,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(4,829)	$94,279	$(45,049)	$122,105
Gain on sales of real estate, net	34,101	15	34,101	4,000
Preferred unit distributions	(3,717)	(3,717)	(11,152)	(11,152)
Income from continuing operations attributable to noncontrolling interests	(913)	(972)	(2,803)	(2,605)
Income from continuing operations attributable to share-based compensation awards	(105)	(369)	(319)	(475)
Numerator for basic EPU from continuing operations attributable to COPLP common unitholders	24,537	89,236	(25,222)	111,873
Convertible preferred units	—	372	—	—
Numerator for diluted EPU from continuing operations attributable to COPLP common unitholders	$24,537	$89,608	$(25,222)	$111,873

Numerator for basic EPU from continuing operations attributable to COPLP common unitholders	$24,537	$89,236	$(25,222)	$111,873
Discontinued operations	—	—	—	156
Discontinued operations attributable to noncontrolling interests	—	—	—	3
Numerator for basic EPU on net income attributable to COPLP common unitholders	24,537	89,236	(25,222)	112,032
Convertible preferred units	—	372	—	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$24,537	$89,608	$(25,222)	$112,032
Denominator (all weighted averages):
Denominator for basic EPU (common units)	98,024	97,832	97,960	97,527
Convertible preferred shares	—	434	—	—
Dilutive effect of share-based compensation awards	81	21	—	82
Denominator for diluted EPU (common units)	98,105	98,287	97,960	97,609
Basic EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15
Diluted EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net (loss) income attributable to COPLP common unitholders	$0.25	$0.91	$(0.26)	$1.15

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	434	—	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended September 30, 2016 and 2015 of 375,000 and 411,000, respectively, and for the nine months ended September 30, 2016 and 2015 of 394,000 and 412,000, respectively; and

•
weighted average options for the three months ended September 30, 2016 and 2015 of 233,000 and 440,000, respectively, and for the nine months ended September 30, 2016 and 2015 of 307,000 and 480,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.3 million liability through September 30, 2016 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of September 30, 2016 follow (in thousands):

Year Ending December 31,
2016 (1)	$307
2017	1,159
2018	1,113
2019	1,082
2020	1,089
Thereafter	86,806
$91,556

(1) Represents the three months ending December 31, 2016.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of September 30, 2016 that included the following:

•	new development and redevelopment obligations of $77.6 million;

•	capital expenditures for operating properties of $60.5 million;

•	third party construction and development of $10.5 million; and

•	purchase obligations of $1.8 million.

Environmental Indemnity Agreement

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate much of any potential future losses that may result from these indemnification agreements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2016:

•	we finished the period with occupancy of our portfolio of operating office properties at 91.3%, including six properties owned through an unconsolidated real estate joint venture;

•	we placed into service an aggregate of 545,000 square feet in newly constructed and redeveloped properties that were 86.9% leased as of September 30, 2016;

•	we sold:

•	15 operating properties totaling 1.1 million square feet that were 92.1% occupied for $210.7 million and other land for $5.7 million;

•
a 50% interest in six triple-net leased, single-tenant data center properties by contributing them into GI-COPT, a newly-formed joint venture, for an aggregate property value of $147.6 million. We obtained $60.0 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest from us for $44.3 million;

We used most of the proceeds from these sales to repay borrowings under our Revolving Credit Facility and for general corporate purposes.

•
our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our current President and Chief Executive Officer, departed the Company to pursue other interests, and he was not nominated for re-election as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders; and

•
our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, and our Senior Vice President, General Counsel and Secretary, Karen M. Singer, departed the Company to pursue other interests effective March 31, 2016 and August 31, 2016, respectively.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties, which included six properties owned through an unconsolidated real estate joint venture:

	September 30, 2016	December 31, 2015
Occupancy rates at period end
Total	91.3%	91.6%
Defense/IT Locations:
Fort Meade/BW Corridor	93.0%	94.5%
Northern Virginia Defense/IT	84.6%	81.9%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	73.6%	72.1%
Redstone Arsenal	100.0%	97.0%
Data Center Shells	100.0%	100.0%
Regional Office	95.3%	95.4%
Other	55.1%	57.3%
Average contractual annual rental rate per square foot at period end (1)	$29.53	$29.55

(1)	Includes estimated expense reimbursements. Amounts reported include the portion of properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2015	18,053	16,535
Square feet vacated upon lease expiration (1)	—	(420)
Occupancy of previously vacated space in connection with new leases (2)	—	389
Square feet constructed or redeveloped	551	502
Dispositions	(1,126)	(1,036)
Other changes	10	(1)
September 30, 2016	17,488	15,969

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the nine months ended September 30, 2016, we completed 2.3 million square feet of leasing, including 571,000 of construction and redevelopment space, and renewed 78.5% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties decreased from 91.6% as of December 31, 2015 to 91.4% as of September 30, 2016.

Wholesale Data Center Property

The leased portion of our 19.25 megawatt wholesale data center property decreased from 17.8 megawatts as of December 31, 2015 to 15.8 megawatts as of September 30, 2016 due to a tenant departure.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We measure the performance of our segments through the measure we define as NOI from real estate operations. We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties continually owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for sale.  We define these as changes from “Same Office Properties”;

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of September 30, 2016; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NOI from real estate operations	$82,010	$84,789	$249,005	$238,601
NOI from service operations	808	926	1,859	2,631
Less: NOI from discontinued operations	—	—	—	(10)
Less: UJV NOI allocable to COPT	(1,008)	—	(1,008)	—
Depreciation and amortization associated with real estate operations	(32,015)	(38,403)	(99,790)	(103,788)
Impairment losses	(27,699)	(2,307)	(99,837)	(3,545)
General, administrative and leasing expenses	(8,855)	(7,439)	(28,764)	(22,864)
Business development expenses and land carry costs	(1,716)	(5,573)	(6,497)	(10,986)
Operating income	$11,525	$31,993	$14,968	$100,039

Comparison of Statements of Operations for the Three Months Ended September 30, 2016 and 2015

	For the Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$130,954	$133,686	$(2,732)
Construction contract and other service revenues	11,149	17,058	(5,909)
Total revenues	142,103	150,744	(8,641)
Expenses
Property operating expenses	49,952	48,897	1,055
Depreciation and amortization associated with real estate operations	32,015	38,403	(6,388)
Construction contract and other service expenses	10,341	16,132	(5,791)
Impairment losses	27,699	2,307	25,392
General, administrative and leasing expenses	8,855	7,439	1,416
Business development expenses and land carry costs	1,716	5,573	(3,857)
Total operating expenses	130,578	118,751	11,827
Operating income	11,525	31,993	(20,468)
Interest expense	(18,301)	(24,121)	5,820
Interest and other income	1,391	692	699
(Loss) gain on early extinguishment of debt	(59)	85,745	(85,804)
Equity in income of unconsolidated entities	594	18	576
Income tax benefit (expense)	21	(48)	69
(Loss) income from continuing operations	(4,829)	94,279	(99,108)
Gain on sales of real estate	34,101	15	34,086
Net income	$29,272	$94,294	$(65,022)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$76,138	$75,778	$360
Lease termination revenue	390	185	205
Tenant recoveries and other real estate operations revenue	21,861	19,802	2,059
Same Office Properties total revenues	98,389	95,765	2,624
Constructed and developed office properties placed in service	6,041	3,611	2,430
Acquired office properties	9,221	6,922	2,299
Wholesale data center	6,809	6,078	731
Properties held for sale	5,837	5,680	157
Dispositions	4,517	15,512	(10,995)
Other	140	118	22
	130,954	133,686	(2,732)
Property operating expenses
Same Office Properties	37,094	34,176	2,918
Constructed and developed office properties placed in service	1,780	1,014	766
Acquired office properties	4,331	2,750	1,581
Wholesale data center	3,317	4,008	(691)
Properties held for sale	1,676	2,095	(419)
Dispositions	1,317	4,858	(3,541)
Other	437	(4)	441
	49,952	48,897	1,055

UJV NOI allocable to COPT	1,008	—	1,008

NOI from real estate operations
Same Office Properties	61,295	61,589	(294)
Constructed and developed office properties placed in service	4,261	2,597	1,664
Acquired office properties	4,890	4,172	718
Wholesale data center	3,492	2,070	1,422
Properties held for sale	4,161	3,585	576
Dispositions	3,200	10,654	(7,454)
Other	711	122	589
	$82,010	$84,789	$(2,779)
Same Office Properties rent statistics
Average occupancy rate	91.2%	91.1%	0.1%
Average straight-line rent per occupied square foot (1)	$6.40	$6.38	$0.02

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 129 office properties, comprising 74.6% of our total operating office square footage as of September 30, 2016 (80.4% excluding the effect of properties held for sale). This pool of properties included the following changes from the pool used for purposes of comparing 2015 and 2014 in our 2015 Annual Report on Form 10-K: the addition of three properties placed in service and 100% operational by January 1, 2015; and the removal of ten same office properties reclassified to held for sale in 2016, seven same office properties disposed in 2016 and two same office properties in which we sold a 50% interest in 2016 that were owned by a UJV as of September 30, 2016.

Our NOI from constructed office properties placed in service included 11 properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our 2015 acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable to higher occupancy in the current period.

NOI from Service Operations

	For the Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$11,149	$17,058	$(5,909)
Construction contract and other service expenses	10,341	16,132	(5,791)
NOI from service operations	$808	$926	$(118)

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

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense was attributable primarily to additional expense recognized in the prior period of $3.8 million on disposed office properties and $3.1 million from our revision of the useful lives of properties that were removed from service for redevelopment.

Impairment Losses

The increase in impairment losses for the current three-month period was attributable to the losses described below in our explanation for the increase for the nine-month period ended September 30, 2016.

Business Development Expenses and Land Carry Costs

The decrease in business development expenses and land carry costs was due primarily to additional expense in the prior period of $2.7 million in acquisition costs expensed in connection with operating property acquisitions and $930,000 in demolition costs on a property undergoing redevelopment.

Interest Expense

The decrease in interest expense in the current period included: a gain of $1.5 million in hedge ineffectiveness on our interest rate swaps recognized in the current period; the effect of a 9% decrease in our average outstanding debt in the current period relative to the prior period; and $1.3 million in incremental additional interest expense in the prior period under the default rate on a non-recourse loan that we extinguished via conveyance of properties.

(Loss) Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of $85.7 million in the prior period primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet.

Gain on Sales of Real Estate

We recognized gain on sales of real estate in the current period of $17.9 million on our sale of a 50% interest in six triple-net leased, single-tenant data center properties and $16.2 million in connection with other operating property dispositions.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2016 and 2015

	For the Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$397,965	$384,587	$13,378
Construction contract and other service revenues	34,372	97,554	(63,182)
Total revenues	432,337	482,141	(49,804)
Expenses
Property operating expenses	149,968	145,996	3,972
Depreciation and amortization associated with real estate operations	99,790	103,788	(3,998)
Construction contract and other service expenses	32,513	94,923	(62,410)
Impairment losses	99,837	3,545	96,292
General, administrative and leasing expenses	28,764	22,864	5,900
Business development expenses and land carry costs	6,497	10,986	(4,489)
Total operating expenses	417,369	382,102	35,267
Operating income	14,968	100,039	(85,071)
Interest expense	(64,499)	(66,727)	2,228
Interest and other income	3,877	3,217	660
(Loss) gain on early extinguishment of debt	(37)	85,677	(85,714)
Equity in income of unconsolidated entities	614	52	562
Income tax benefit (expense)	28	(153)	181
(Loss) income from continuing operations	(45,049)	122,105	(167,154)
Discontinued operations	—	156	(156)
Gain on sales of real estate	34,101	4,000	30,101
Net (loss) income	$(10,948)	$126,261	$(137,209)

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$226,632	$225,820	$812
Lease termination revenue	1,679	1,950	(271)
Tenant recoveries and other real estate operations revenue	64,095	59,168	4,927
Same Office Properties total revenues	292,406	286,938	5,468
Constructed and developed office properties placed in service	15,853	7,032	8,821
Acquired office properties	27,639	11,204	16,435
Wholesale data center	20,106	12,933	7,173
Properties held for sale	17,910	17,954	(44)
Dispositions	23,671	48,174	(24,503)
Other	380	356	24
	397,965	384,591	13,374
Property operating expenses
Same Office Properties	110,567	107,185	3,382
Constructed and developed office properties placed in service	4,530	2,051	2,479
Acquired office properties	11,885	4,296	7,589
Wholesale data center	8,629	8,441	188
Properties held for sale	6,391	6,949	(558)
Dispositions	7,229	17,108	(9,879)
Other	737	(40)	777
	149,968	145,990	3,978

UJV NOI allocable to COPT	1,008	—	1,008

NOI from real estate operations
Same Office Properties	181,839	179,753	2,086
Constructed and developed office properties placed in service	11,323	4,981	6,342
Acquired office properties	15,754	6,908	8,846
Wholesale data center	11,477	4,492	6,985
Properties held for sale	11,519	11,005	514
Dispositions	16,442	31,066	(14,624)
Other	651	396	255
	$249,005	$238,601	$10,404
Same Office Properties rent statistics
Average occupancy rate	91.0%	91.0%	—%
Average straight-line rent per occupied square foot (1)	$19.10	$19.02	$0.08

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine-month periods set forth above.

Our NOI from constructed office properties placed in service included 11 properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our 2015 acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable to higher occupancy in the current period.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$34,372	$97,554	$(63,182)
Construction contract and other service expenses	32,513	94,923	(62,410)
NOI from service operations	$1,859	$2,631	$(772)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants.

Impairment Losses

In the first quarter of 2016, we set a goal to raise cash from sales of properties in 2016 considerably in excess of the $96.8 million in assets held for sale at December 31, 2015. The specific properties we would sell to achieve this goal had not been identified when the goal was established. Throughout 2016, we have been in the process of identifying properties we will sell.

In the first quarter of 2016, we reclassified: most of our properties in Greater Philadelphia (included in our Regional Office segment); two properties in the Fort Meade/BW Corridor sub-segment; and our remaining land holdings in Colorado Springs, Colorado to held for sale and recognized $2.4 million of impairment losses. As of March 31, 2016, we had $225.9 million of assets held for sale.

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our then newly-appointed Chief Executive Officer and the goals of the asset sales program and concluded that we would: (1) not hold our operating properties in Aberdeen, Maryland (“Aberdeen”) for the long-term; (2) not develop commercial properties on land in Frederick, Maryland; (3) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

•
$34.4 million on operating properties in Aberdeen (included in our Other segment). After shortening our estimated holding period for these properties, we determined that the carrying amount of the properties would not likely be recovered from the operation and eventual dispositions of the properties during the shortened holding period. Accordingly, we adjusted the properties to their estimated fair values;

•
$4.4 million on land in Aberdeen. In performing our analysis related to the operating properties in Aberdeen, we determined that the weakening leasing and overall commercial real estate conditions in that market indicated that our land holdings in the market may be impaired. As a result, we determined that the carrying amount of the land was not recoverable and adjusted the land to its estimated fair value;

•	$8.2 million on land in Frederick, Maryland. We determined that the carrying amount of the land would not likely be recovered from its sale and adjusted the land to its estimated fair value;

•
$14.1 million on operating properties in our Northern Virginia and Fort Meade/BW Corridor sub-segments that we reclassified to held for sale during the period whose carrying amounts exceeded their estimated fair values less costs to sell; and

•	$6.2 million on the property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell.

There were no property sales in the second quarter of 2016 and as of June 30, 2016, we had $300.6 million of assets held for sale.

During the third quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering refinements to our disposition strategy made during the third quarter of 2016 to sell an additional operating property in our Northern Virginia Defense/IT sub-segment, an additional operating property in our Fort Meade/BW Corridor sub-segment and our remaining operating properties and land in White Marsh, Maryland (“White Marsh”) that had not previously been classified as held for sale. In connection with our determinations that we planned to sell these properties, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

•
$13.3 million on the operating property in our Northern Virginia Defense/IT sub-segment. Communication with a major tenant in the building during the quarter led us to conclude that there was significant uncertainty with respect to the tenant renewing its lease expiring in 2019. As a result of this information and continuing sub-market weakness, we determined that this property no longer met our long-term hold strategy and we placed it into our asset sales program. Accordingly, we adjusted the carrying amount of the property to its estimated fair value less costs to sell; and

•
$2.9 million on the other properties that we reclassified as held for sale, primarily associated with a land parcel in White Marsh. As of June 30, 2016, this land was under a sales contract subject to a re-zoning contingency. During the third quarter, we were denied favorable re-zoning and the contract was canceled. As a result, we determined this property will be sold as is, reclassified it to held for sale and adjusted its carrying value to its estimated fair value less costs to sell.

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 4), and had $161.5 million of assets held for sale at September 30, 2016.

Changes in the expected future cash flows due to changes in our plans for specific properties (especially our expected holding period) could result in the recognition of additional impairment losses. In addition, because properties held for sale are carried at the lower of carrying value or estimated fair values less costs to sell, declines in their estimated fair values due to market conditions and other factors could result in the recognition of additional impairment losses.

General, Administrative and Leasing Expenses

The increase in general, administrative and leasing expenses was attributable primarily to $6.0 million in executive transition costs incurred in the current period, mostly in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer.
Business Development Expenses and Land Carry Costs

The decrease in business development expenses and land carry costs was due primarily to additional expense in the prior period of $4.1 million in acquisition costs expensed in connection with operating property acquisitions.

(Loss) Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of $85.7 million in the prior period as described above for the three-month period.

Gain on Sales of Real Estate

The increase in gain on sales of real estate in the current period was attributable to the gains described for the three month period ended September 30, 2016.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. When multiple properties consisting of both operating and non-operating properties exist on a single tax parcel, we classify all of the gains on sales of, and impairment losses on, the tax parcel as all being for previously depreciated operating properties when most of the value of the parcel is associated with operating properties on the parcel. FFO also includes adjustments to net income for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs (including separation related compensation and replacement recruitment for Vice President level positions and above); and issuance costs associated with redeemed preferred shares.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer of ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $1.3 million in the three months ended September 30, 2015 and $5.3 million in the nine months ended September 30, 2015. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three and nine months ended September 30, 2016 and 2015, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$29,272	$94,294	$(10,948)	$126,261
Add Real estate-related depreciation and amortization	32,015	38,403	99,790	103,788
Add: Depreciation and amortization on UJV allocable to COPT	207	—	207	—
Add: Impairment losses on previously depreciated operating properties	25,857	2,307	81,828	3,779
Add: Gain on sales of previously depreciated operating properties	(34,101)	(15)	(34,101)	(15)
FFO	53,250	134,989	136,776	233,813
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(894)	(1,027)	(2,935)	(2,769)
Less: Preferred share dividends	(3,552)	(3,552)	(10,657)	(10,657)
Basic FFO allocable to share-based compensation awards	(190)	(541)	(486)	(926)
Basic FFO available to common share and common unit holders	$48,449	$129,704	$122,203	$218,966
Dividends on dilutive convertible preferred shares	—	372	—	—
Distributions on dilutive preferred units in the Operating Partnership	—	165	—	—
Diluted FFO available to common share and common unit holders	$48,449	$130,241	$122,203	$218,966
Add: Operating property acquisition costs	—	2,695	—	4,102
Less: Gain on sales of non-operating properties	—	—	—	(3,985)
Impairment losses on non-operating properties	1,842	—	18,009	—
Losses on interest rate derivatives	(1,523)	—	347	—
Less: Gain on early extinguishment of debt	59	(85,745)	37	(86,057)
Add: Executive transition costs	1,639	—	6,023	—
Add: Negative FFO of properties conveyed to extinguish debt in default	—	2,766	—	10,456
Add: Demolition costs on redevelopment properties	—	930	578	1,171
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(5)	334	(99)	313
Dividends and distributions on antidilutive preferred securities	—	(537)	—	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,461	$50,684	$147,098	$144,966

Weighted average common shares	94,433	94,153	94,312	93,830
Conversion of weighted average common units	3,591	3,679	3,648	3,697
Weighted average common shares/units - Basic FFO	98,024	97,832	97,960	97,527
Dilutive convertible preferred shares	—	434	—	—
Dilutive convertible preferred units in the Operating Partnership	—	176	—	—
Dilutive effect of share-based compensation awards	81	21	98	82
Weighted average common shares/units - Diluted FFO	98,105	98,463	98,058	97,609
Antidilutive preferred securities for diluted FFO, as adjusted for comparability	—	(610)	—	—
Weighted average common shares/units - Diluted FFO, as adj. for comparability	98,105	97,853	98,058	97,609
Diluted FFO per share	$0.49	$1.32	$1.25	$2.24
Diluted FFO per share, as adjusted for comparability	$0.51	$0.52	$1.50	$1.49

Denominator for diluted EPS	94,514	94,608	94,312	97,609
Weighted average common units	3,591	3,679	3,648	—
Convertible preferred units	—	176	—	—
Anti-dilutive EPS effect of share-based compensation awards	—	—	98	—
Denominator for diluted FFO per share measures	98,105	98,463	98,058	97,609

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2016 (in thousands):

Construction, development and redevelopment	$136,815
Tenant improvements on operating properties	26,226	(1)
Capital improvements on operating properties	14,850
	$177,891
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $22.2 million when comparing the nine months ended September 30, 2016 and 2015. This increase included: a $29.0 million increase in cash flow from construction contracts and other services from 2015 to 2016 due in large part to the timing of cash collections and payments on third party construction services; and a $10.0 million increase in cash flow from real estate operations due primarily to properties acquired and placed in service since the prior period; offset in part by a $15.4 million increase in interest expense paid from the prior to the current period due primarily to the timing of interest payments from new debt requiring interest payments semi-annually rather than monthly.

Net cash flow provided by investing activities increased $449.2 million when comparing the nine months ended September 30, 2016 and 2015 due primarily to: an increase in property sales in 2016 relative to 2015; operating property acquisitions in 2015 when none occurred in 2016; and lower development expenditures in 2016.

Net cash flow used in financing activities in the nine months ended September 30, 2016 was $260.6 million, and included the following:

•	dividends and/or distributions to equity holders of $92.2 million; and

•
distributions to redeemable noncontrolling interests of $14.3 million related primarily to distributions to our partner in Stevens Investors, LLC, as discussed in Note 5 to the consolidated financial statements; offset in part by

•	net proceeds from debt borrowings of $146.0 million.

Net cash flow provided by financing activities in the nine months ended September 30, 2015 was $221.3 million, and included the following:

•	net proceeds from debt borrowings of $294.9 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to equity holders of $91.9 million.

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

As of September 30, 2016, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of September 30, 2016, we had $47.6 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of September 30, 2016, the maximum borrowing capacity under this facility totaled $800.0 million, all of which was available.

In addition, as of September 30, 2016, we have $150.0 million available to be drawn upon under an unsecured term loan that we expect to use for general corporate purposes.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to raise in excess of $100 million from sales of interests in properties during the remainder of 2016 and use the proceeds to repay borrowings and fund development costs.

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$—	$—	$120,000	$312,132	$1,426,832	$1,858,964
Scheduled principal payments	989	4,061	4,241	4,387	4,024	14,553	32,255
Interest on debt (3)	17,556	70,006	69,832	68,320	62,387	165,716	453,817
New development and redevelopment obligations (4)(5)	33,147	41,620	2,876	—	—	—	77,643
Third-party construction and development obligations (5)(6)	8,380	2,079	—	—	—	—	10,459
Capital expenditures for operating properties (5)(7)	2,946	39,679	17,877	—	—	—	60,502
Operating leases (8)	307	1,159	1,113	1,082	1,089	86,806	91,556
Other obligations	278	730	388	310	120	5	1,831
Total contractual cash obligations	$63,603	$159,334	$96,327	$194,099	$379,752	$1,693,912	$2,587,027

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also excludes accruals and payables incurred and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $17.4 million. On October 12, 2016, we repaid a $120.0 million term loan that was scheduled to mature in 2019 primarily using cash on hand and proceeds from our Revolving Credit Facility.

(3)
Represents interest costs for our outstanding debt as of September 30, 2016 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2016 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend approximately $30 million on construction and development costs and approximately $20 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2016.  We expect to fund the construction and development costs using primarily cash on hand and borrowings under our Revolving Credit Facility.  We expect to use proceeds from the disposition of properties to repay borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2016, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

On July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into GI-COPT, a newly-formed joint venture. We account for our 50% interest in the joint venture using the equity method of accounting.

We managed the joint venture’s property operations and earned fees for these services in 2016 since its formation. This joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions. We and our partner receive returns generally in proportion to our investments in the joint venture.

As of September 30, 2016, we had an investment balance in GI-COPT of $25.7 million. Our balance is $18.5 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets. We recognized income on our investment in this joint venture of $593,000 in 2016. We also realized a net cash inflow from this joint venture of $552,000 in 2016. In addition, we earned fees totaling $26,000 from the joint venture in 2016 for property management services.

We had no other material off-balance sheet arrangements during the nine months ended September 30, 2016.

During 2016, we also owned investments in three consolidated joint ventures. We enter into joint ventures such as these from time to time for reasons that include the following: (1) they can provide access to new markets and investment opportunities while enabling us to benefit from the expertise and relationships of our partners; (2) they are an alternative source for raising capital to put towards acquisition or development activities; and (3) they can reduce our exposure to risks associated with a property and its activities. Our consolidated and unconsolidated joint ventures are discussed in Note 5 to our Consolidated Financial Statements.

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

The following table sets forth as of September 30, 2016 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt (1)	$900	$3,692	$3,858	$3,991	$3,718	$1,341,385	$1,357,544
Weighted average interest rate	4.33%	4.34%	4.37%	4.36%	3.96%	4.30%	4.30%
Variable rate debt (2)	$89	$369	$383	$120,396	$312,438	$100,000	$533,675
Weighted average interest rate (3)	2.37%	2.37%	2.37%	2.62%	1.95%	2.33%	2.17%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $17.4 million.

(2)	On October 12, 2016, we repaid a $120.0 million term loan that was scheduled to mature in 2019 primarily using cash on hand and proceeds from our Revolving Credit Facility.

(3)	The amounts reflected above used September 30, 2016 interest rates on variable rate debt.

The fair value of our debt was $1.9 billion as of September 30, 2016.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $103 million as of September 30, 2016.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2016	December 31, 2015
$100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	$(2,339)	$(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,500)	(1,429)
13,676	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	(236)	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(4,879)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(4,872)	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(2,446)	(32)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	—	(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	—	(151)
						$(17,272)	$(3,107)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.7 million in the nine months ended September 30, 2016 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of September 30, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2016, 60,242 of COPLP’s common units were exchanged for 60,242 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

On November 1, 2016, we entered into a Letter Agreement (the “2016 Agreement”) with Anthony Mifsud, our Executive Vice President and Chief Financial Officer, regarding Mr. Mifsud’s participation in our Executive Change in Control and Severance Plan (the “Plan”). The 2016 Agreement supersedes a previous Letter Agreement between us and Mr. Mifsud, dated January 19, 2015, pertaining to his participation in the Plan. The 2016 Agreement establishes a five-year participation period for Mr. Mifsud under the Plan, after which he will cease to participate in the Plan unless otherwise agreed to by us and Mr. Mifsud. The previous Letter Agreement had no defined term. Other than to reflect such change, the 2016 Agreement contains no changes in substantive terms.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1
Separation Agreement, dated July 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Form 8-K dated July 28, 2016 and incorporated herein by reference).

10.2
First Amendment to Term Loan Agreement, dated as of September 15, 2016, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	November 4, 2016	Dated:	November 4, 2016