Form 10-K
period 2016-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2017-02-17
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Corporate Office Properties, L.P. ☐ Yes   ☒ No
The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.8 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 30, 2016. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 31, 2017, 98,672,462 of Corporate Office Properties Trust’s common shares were outstanding.
The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $98.8 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 30, 2016.
Portions of the proxy statement of Corporate Office Properties Trust for its 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2016, COPT owned approximately 96.5% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 13, Equity of COPT and subsidiaries;

•	Note 14, Equity of COPLP and subsidiaries;

•	Note 18, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries; and

•	Note 20, Quarterly Data of COPT and subsidiaries and COPLP and subsidiaries.

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of December 31, 2016, our properties included the following:

•
164 operating office properties totaling 17.2 million square feet, including 13 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
11 office properties under construction or redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including three partially operational properties and two properties completed but held for future lease to the United States Government;

•	1,028 acres of land controlled for future development that we believe could be developed into approximately 12.2 million square feet and an additional 199 acres of other land; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2016, COPT owned 96.5% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers, and although, as a partnership, COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

We believe that COPT is organized and has operated in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate COPT in such a manner. If COPT continues to qualify for taxation as a REIT, it generally will not be subject to Federal income tax on its taxable income (other than that of its TRS entities) that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual taxable income.

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

Significant Developments
In 2016:

•	we finished the year with occupancy of our portfolio of operating office properties at 92.1%, including six properties owned through an unconsolidated real estate joint venture;

•	we sold:

◦	21 operating properties totaling 1.6 million square feet that were 85.9% occupied for $248.7 million and other land for $21.8 million;

◦
a 50% interest in six triple-net leased, single-tenant data center properties by contributing them into a newly-formed joint venture for an aggregate property value of $147.6 million. We obtained $60.0 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest from us for $44.3 million;

We used most of the proceeds from these sales to repay borrowings under our Revolving Credit Facility and for general corporate purposes.

•	we placed into service an aggregate of 700,000 square feet in six newly constructed properties and three redeveloped properties that were 90.0% leased as of December 31, 2016;

•
issued 3.72 million COPT common shares at a weighted average price of $29.56 per share under our at-the-market (“ATM”) stock offering program established in September 2016. Net proceeds from the shares issued totaled $109.1 million. The net proceeds were primarily added to our cash reserves;

•	our team of executive officers changed through:

◦
our Board of Trustees’ appointments of: Stephen E. Budorick as President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders; and Paul R. Adkins as Executive Vice President and Chief Operating Officer effective November 28, 2016. On May 12, 2016, Roger A. Waesche, Jr., our President and Chief Executive Officer at that time, departed the Company to pursue other interests, and he was not nominated for re-election as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders;

◦
the departures of: Wayne H. Lingafelter, our Executive Vice President, Development & Construction Services, effective March 31, 2016; and Karen M. Singer, our Senior Vice President, General Counsel and Secretary, effective August 31, 2016.

Business and Growth Strategies

Our primary goal is to deliver attractive and competitive total returns to our shareholders. This section sets forth key components of our business and growth strategies that we have in place to support this goal.

Defense/ IT Locations Strategy: We specialize in serving the unique requirements of tenants of our Defense/IT Locations. The majority of our properties are located adjacent to, or house, the United States Government. Our customers in these properties are primarily the United States Government and its contractors engaged in activities servicing what we believe are high priority security, defense and IT missions. These tenants’ missions generally pertain to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) rather than to force structure (troops) and weapon system production. A high percentage of our revenue (84.5% as of December 31, 2016) is concentrated in Defense/IT Locations, and we expect to maintain a high concentration through our:

•
proximity of our existing properties and developable land to defense installations and other knowledge-based government demand drivers, and our willingness to expand to new locations with similar attributes;

•
extensive experience in developing secured, specialized space, with the ability to satisfy the United States Government’s unique needs, including Sensitive Compartmented Information Facility (“SCIF”) and Anti-Terrorism Force Protection (“ATFP”) requirements;

•	depth of knowledge, specialized skills and credentialed personnel in operating highly specialized space with security-oriented needs; and

•	well-established relationships with the United States Government and its contractors.

Regional Office Strategy: While our primary focus pertains to Defense/IT Locations, we focus secondarily on owning office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics. Characteristics that we seek in Regional Office submarkets include: (1) mixed-use, lifestyle oriented locations with a robust high-end residential and retail base; (2) proximity to public transportation and major transportation routes; (3) educated workforce; (4) diverse and growing employment base; and (5) constraints in supply. We believe that these types of submarkets provide better overall quality and opportunity for long-term, sustained growth than other commercial office submarkets.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) renewal of tenant leases and re-tenanting at increased rents where market conditions permit; (3) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (4) redevelopment when we believe property conditions and market demand warrant. We may also seek to dispose of properties when they no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital and be better positioned for long-term growth.

We also aim to operate and develop our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and property operating costs; (3) adopting select LEED Existing Building (“EB”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction; and (4) committing to participate in the GRESB (or Global Real Estate Sustainability Benchmark) survey, which is widely recognized for measuring the sustainability performance of real estate companies and funds. In both 2015 and 2016, we earned an overall score of “Green Star,” which represents the highest quadrant of achievement from the GRESB survey.

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

•
using equity raised through issuances of common shares in COPT and common units in COPLP and, to a lesser extent, issuances of preferred shares in COPT and preferred units in COPLP and joint venture structures for certain investments;

•	paying dividends at a level that at least enables us to maintain our REIT status;

•	recycling proceeds from property sales under our asset management strategy (discussed above) to fund our investment activities and to reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Industry Segments
We operate in the commercial office properties industry and also own a wholesale data center. As of December 31, 2016, our commercial office real estate operations included the following: Defense/IT Locations and Regional Office. Our segment reporting also included reporting for Defense/IT Locations sub-segments, which included the following:

•	Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);

•	Northern Virginia Defense I/T Locations;

•	Lackland Air Force Base in San Antonio, Texas;

•
locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this segment as of December 31, 2016 were proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;

•	Redstone Arsenal in Huntsville, Alabama; and

•
data center shells (including six properties owned through an unconsolidated real estate joint venture), which are properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure. Most of our data center shells as of December 31, 2016 were proximate to the MAE-East Corridor, a major center in the United States for interconnecting traffic between Internet service providers.

As of December 31, 2016, Defense/IT Locations comprised 146 of our office properties, or 84.2% of our square feet in operations, while Regional Office comprised 13 of our office properties, or 13.8% of our square feet in operations. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.
For information relating to our segments, you should refer to Note 17 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2016, we had 376 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
Competition
The commercial real estate market is highly competitive. Numerous commercial landlords compete with us for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rents than we are. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic conditions and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to produce acceptable operating cash flows.
We occasionally compete for the acquisition of land and commercial properties with many entities, including other publicly-traded commercial REITs. Competitors for such acquisitions may have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments or may be willing to incur higher leverage.
We also compete with many entities, including other publicly-traded commercial REITs, for capital. This competition could adversely affect our ability to raise capital we may need to fulfill our capital strategy.

In addition, we compete with many entities for talent. If there is an increase in the costs for us to retain employees or if we otherwise fail to attract and retain such employees, our business and operating results could be adversely effected.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2016, which are included in a separate section at the end of this report beginning on page F-1.

Our performance and value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate business which, in turn, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

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

•	increasing operating costs, including insurance, utilities, real estate taxes and other expenses, some of which we may not be able to pass through to tenants;

•	increasing interest rates and unavailability of financing on acceptable terms or at all;

•	trends in office real estate that may adversely affect future demand, including telecommuting and flexible workplaces that increase the population density per square foot;

•	unavailability of financing for potential purchasers of our properties;

•	adverse changes in taxation or zoning laws;

•	potential inability to secure adequate insurance;

•	adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

•	potential liability under environmental or other laws or regulations.

We may suffer adverse consequences as a result of adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions also could increase our likelihood of being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, acquisitions, refinancing of existing debt or other capital requirements at reasonable terms, if at all.

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

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, government shutdown or general downturn of business.

We may be adversely affected by developments concerning our major tenants or the United States Government and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge-based activities. As of December 31, 2016, our 20 largest tenants accounted for 67.6% of the total annualized rental revenue of our office properties, and the four largest of these tenants accounted for 44.2%. We calculated annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2016; with regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue as of December 31, 2016	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$146,560	31.0%	60
Northrop Grumman Corporation (1)	22,714	4.8%	8
The Boeing Company (1)	20,219	4.3%	11
General Dynamics Corporation (1)	19,373	4.1%	7

(1)	Includes affiliated organizations and predecessor companies.

Most of our leases with the United States Government provide for a series of one-year terms. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our four largest tenants fail to make rental payments to us over an extended period of time, including as a result of a prolonged government shutdown, or if the United States Government elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms.

As of December 31, 2016, 84.5% of the total annualized rental revenue of our office properties was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration of properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

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

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs.

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

We are dependent on external sources of capital for growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our development and acquisition activities using retained cash flow from operations. Therefore, our ability to fund these activities may be dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, common shares, preferred shares, common and preferred units in COPLP or joint venture funding. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our equityholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

We often use our Revolving Credit Facility to initially finance much of our investing activities and certain financing activities. We may also use other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. If lenders default under these facilities by not being able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities.

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

We may suffer adverse effects from acquisitions of commercial real estate properties. We may acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new market and are therefore not able to operate the acquired property profitably.

In addition, we may acquire properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Examples of unknown liabilities with respect to acquired properties include, but are not limited to:

•	liabilities for remediation of disclosed or undisclosed environmental contamination;

•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Our wholesale data center may become obsolete. Wholesale data centers are much more expensive investments on a per square foot basis than office properties due to the level of infrastructure required to operate the centers. At the same time, technology, industry standards and service requirements for wholesale data centers are rapidly evolving and, as a result, the risk of investments we make in our wholesale data center becoming obsolete is higher than office properties. Our wholesale data center may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers housed in the properties, or due to other technological advances. In addition, we may not be able to efficiently upgrade or change power and cooling systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants.

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

Our tenants and contractual counterparties could be designated “Prohibited Persons” by the Office of Foreign Assets Control.  The Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit us from conducting business or engaging in transactions with Prohibited Persons. If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we may be required to terminate the lease or other agreement.

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

•
in the event of our default under the terms of our Revolving Credit Facility, COPLP could be restricted from making cash distributions to COPT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund these distributions; and

•
if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants for certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

Some of our unsecured debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt.
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase.

As of December 31, 2016, we had $1.9 billion in debt the future maturities of which are set forth in Note 10 to our consolidated financial statements. Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or outlook by the credit rating agencies would have a material adverse impact on our cost and availability of capital and also could have a material adverse effect on the market price of COPT’s common shares.

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

We may be unable to continue to make distributions to our equityholders at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

•	continued property occupancy and timely receipt of rent from our tenants;

•	the amount of future capital expenditures and expenses relating to our properties;

•	the level of leasing activity and future rental rates;

•	the strength of the commercial real estate market;

•	our ability to compete;

•	governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;

•	our costs of compliance with environmental and other laws;

•	our corporate overhead levels;

•	our amount of uninsured losses; and

•	our decision to reinvest in operations rather than distribute available cash.

In addition, we can make distributions to the holders of our common shares/units only after we make preferential distributions to holders of our preferred shares/units.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of COPLP’s debt may limit its ability to make some types of payments and other distributions to COPT in the event of certain default situations. This in turn may limit our ability to make some types of payments, including payment of distributions on common or preferred shares/units, unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred shares/units that may be issued in the future for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay distributions to equityholders. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2016, we had $1.9 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

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

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments. We may invest in certain entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses on major decisions, such as whether or not to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments.

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

We may be adversely affected by natural disasters and the effects of climate change. Natural disasters, including earthquakes, storms and hurricanes, as well as the potential consequences of climate change could adversely impact our properties.  Over time, climate change could adversely affect demand for space in our properties or our ability to operate our properties; it could also have indirect effects on our business, including increasing the cost of (or making unavailable) property insurance, increasing the cost of energy and requiring us to expend funds as we seek to repair and protect our properties against such risks.

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

We may be subject to other possible liabilities that would adversely affect our financial position and cash flows. Our properties may be subject to other risks related to current or future laws, including laws relating to zoning, construction, fire and life safety requirements and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism.

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies.

Our business could be adversely affected by a negative audit by the United States Government. Agencies of the United States Government, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The United States Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the United States Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because of our concentration on serving the United States Government and its contractors with a general focus on national security and information technology, we may be more likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government.  Despite our activities to maintain the security and integrity of our networks and related systems, as well as purchasing available insurance coverage, there can be no absolute assurance that these activities will be effective in mitigating these risks. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our tenants that may reflect poorly on us.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our office property segments as of December 31, 2016 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	29	3,486	96.1%	$127,188	$37.96
Howard County, MD	35	2,756	91.9%	69,491	27.43
Other	22	1,576	94.6%	40,749	27.33
Subtotal / Average	86	7,818	94.3%	237,428	32.19
Northern Virginia Defense/IT (4)	12	1,789	85.0%	50,734	33.34
Lackland Air Force Base	7	953	100.0%	44,189	46.37
Navy Support Locations	21	1,258	72.7%	26,228	28.68
Redstone Arsenal	7	642	96.4%	13,857	22.38
Data Center Shells
Consolidated Properties	7	1,045	100.0%	21,247	20.33
Unconsolidated Joint Venture Properties (5)	6	962	100.0%	5,233	10.88
Defense/IT Locations Subtotal / Average	146	14,467	92.6%	398,916	30.18
Regional Office (6)	13	2,366	95.2%	68,383	30.37
Other Properties (7)	5	357	52.9%	4,920	26.03
Total Portfolio	164	17,190	92.1%	$472,219	$30.16
Consolidated Properties	158	16,228	91.6%	$466,986	$31.41

(1)    This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2016.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2016 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2016. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $29.93 for our total office portfolio, $31.16 for our consolidated office portfolio, $32.10 for Fort Meade/BW Corridor (our largest Defense/IT Location sub-segment) and $29.90 for our Regional Office portfolio.

(4)	Included one property classified as held for sale as of December 31, 2016.

(5)
Represents properties owned through an unconsolidated real estate joint venture. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of Annualized Rental Revenue that was allocable to our ownership interest.

(6)	Included six properties classified as held for sale as of December 31, 2016.

(7)	Included two properties classified as held for sale as of December 31, 2016.

The following table provides certain information about our office properties that were under construction, or had redevelopment underway, or otherwise approved, as of December 31, 2016 (dollars and square feet in thousands):

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Fort Meade/Baltimore/Washington Corridor:
310 Sentinel Way	National	191	8%	(2)	$39,438	$14,914
Annapolis Junction, Maryland	Business Park
540 National Business Parkway	National	145	49%	1Q 2018	29,413	14,299
Annapolis Junction, Maryland	Business Park
5801 University Research Court	College	71	0%	4Q 2018	1,964	16,580
College Park, Maryland	Park
Subtotal / Average		407	21%		70,815	45,793

Data Center Shells:
Bethlehem Technology Park - DC20	Manassas	216	100%	2Q 2017	15,828	14,085
Manassas, Virginia
Bethlehem Technology Park - DC18	Manassas	216	100%	3Q 2017	7,900	26,900
Manassas, Virginia
Subtotal / Average		432	100%		23,728	40,985

Northern Virginia Defense/IT:
NOVA Office B	Other	161	0%	(2)	31,172	10,328
Northern Virginia	Virginia
NOVA Office D	Other	240	100%	3Q 2017	19,355	29,989
Northern Virginia	Virginia
Subtotal / Average		401	60%		50,527	40,317

Redstone Arsenal:
2100 Rideout Road	Redstone	19	58%	2Q 2017	4,656	639
Huntsville, Alabama	Gateway
Total Under Construction		1,259	61%		$149,726	$127,734

Under Redevelopment
Fort Meade/Baltimore/Washington Corridor:
7134 Columbia Gateway Drive	Howard County	22	38%	1Q 2017	$3,863	$387
Columbia, MD	Perimeter
1201 Winterson Road	Airport	68	0%	1Q 2017	10,949	4,394
Linthicum, MD	Square
Airport Landing - Retail Buildings	Airport	14	56%	4Q 2017	5,907	1,279
Linthicum, MD	Square
Total Under Redevelopment		104	16%		$20,719	$6,060

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2) The building shells of these properties were complete but held for future lease to the United States Government.

The following table provides certain information about land that we controlled as of December 31, 2016, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense IT Locations:
Fort Meade/BW Corridor:
National Business Park	233	1,956
Howard County	27	590
Other	133	1,494
Total Fort Meade/BW Corridor	393	4,040
Northern Virginia Defense/IT Locations	64	1,614
Lackland Air Force Base	68	1,033
Navy Support Locations	44	109
Redstone Arsenal (1)	428	4,084
Data Center Shells	21	206
Total Defense/IT Locations	1,018	11,086
Regional Office	10	1,089
Total land owned/controlled for future development	1,028	12,175
Other land owned/controlled	152	1,638
Land held for sale	47	725
Total land owned/controlled	1,227	14,538

(1) This land is owned by the Unites States Government and is under a long term enhanced-use lease to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Rental payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

The following table provides certain information about our wholesale data center property as of December 31, 2016:

Property and Location	Year Built	Critical Load (in megawatts)	Megawatts Leased
9651 Hornbaker Road - Manassas, VA	2010	19.25	14.86

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2016, assuming that none of the tenants exercise any early termination or renewal rights. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 245,000 square feet executed but yet to commence as of December 31, 2016 (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2017	87	1,377	8.7%	$43,905	9.3%	$31.90
2018	95	2,304	14.6%	70,871	15.0%	30.76
2019	82	2,210	14.0%	71,683	15.2%	32.43
2020	84	1,721	10.9%	57,039	12.1%	33.14
2021	85	1,567	9.9%	46,577	9.9%	29.72
2022	39	1,316	8.3%	40,831	8.6%	31.03
2023	30	908	5.7%	19,707	4.2%	22.93
2024	18	1,012	6.4%	24,601	5.2%	26.06
2025	25	1,777	11.2%	55,767	11.8%	32.69
2026	14	1,072	6.8%	23,046	4.9%	21.50
2027	10	134	0.8%	3,360	0.7%	25.16
2028	11	433	2.7%	14,832	3.1%	34.24
Total/Weighted Average	580	15,831	100.0%	$472,219	100.0%	$30.16

With regard to leases expiring in 2017, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2016 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by market.

The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2016 (dollars and square feet in thousands):

Year of Lease Expiration (1)	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases (2)
2017	1	9	1.00	1.00	$1,620
2018	2	1	0.26	0.26	539
2019	1	6	1.00	1.00	2,274
2020	1	17	11.25	11.25	13,426
2021	1	2	0.35	0.35	532
2022	1	6	1.00	1.00	1,559
Total/Weighted Average	7	41	14.86	14.86	$19,950

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2016 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

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

	Price Range		Dividends
2015	Low	High	Per Share
First Quarter	$28.26	$30.94	$0.2750
Second Quarter	$23.47	$29.87	$0.2750
Third Quarter	$20.13	$24.81	$0.2750
Fourth Quarter	$20.82	$23.96	$0.2750

	Price Range		Dividends
2016	Low	High	Per Share
First Quarter	$19.52	$26.45	$0.2750
Second Quarter	$25.17	$29.58	$0.2750
Third Quarter	$26.91	$30.55	$0.2750
Fourth Quarter	$24.92	$31.51	$0.2750

The number of holders of record of COPT’s common shares was 487 as of December 31, 2016. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
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

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of December 31, 2016, there were 36 holders of record of COPLP’s common units.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2011 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Corporate Office Properties Trust	$100.00	$123.14	$122.05	$152.18	$122.63	$182.23
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2012 through 2016. Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on variables such as employment levels, business confidence, competition, general economic conditions of the markets in which we operate and governmental actions and initiatives. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2016	2015	2014	2013	2012
Revenues
Revenues from real estate operations	$525,964	$519,064	$479,725	$460,997	$434,299
Construction contract and other service revenues	48,364	106,402	106,748	62,363	73,836
Total revenues	574,328	625,466	586,473	523,360	508,135
Expenses
Property operating expenses	197,530	194,494	179,934	167,199	159,206
Depreciation and amortization associated with real estate operations	132,719	140,025	136,086	113,214	107,998
Construction contract and other service expenses	45,481	102,696	100,058	58,875	70,576
Impairment losses	101,391	23,289	1,416	5,857	43,678
General, administrative and leasing expenses	36,553	31,361	31,794	30,869	31,900
Business development expenses and land carry costs	8,244	13,507	5,573	5,436	5,711
Total operating expenses	521,918	505,372	454,861	381,450	419,069
Operating income	52,410	120,094	131,612	141,910	89,066
Interest expense	(83,163)	(89,074)	(92,393)	(82,010)	(86,401)
Interest and other income	5,444	4,517	4,923	3,834	7,172
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(9,552)	(27,030)	(943)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(26,419)	120,812	34,590	36,704	8,894
Equity in income (loss) of unconsolidated entities	1,332	62	229	2,110	(546)
Income tax expense	(244)	(199)	(310)	(1,978)	(381)
(Loss) income from continuing operations	(25,331)	120,675	34,509	36,836	7,967
Discontinued operations (1)	—	156	26	55,692	12,353
(Loss) income before gain on sales of real estate	(25,331)	120,831	34,535	92,528	20,320
Gain on sales of real estate (2)	40,986	68,047	10,671	9,016	21
Net income	15,655	188,878	45,206	101,544	20,341
Net (income) loss attributable to noncontrolling interests	(4,216)	(10,578)	(4,951)	(7,837)	636
Net income attributable to COPT	11,439	178,300	40,255	93,707	20,977
Preferred share dividends	(14,297)	(14,210)	(15,939)	(19,971)	(20,844)
Issuance costs associated with redeemed preferred shares (3)	(17)	—	(1,769)	(2,904)	(1,827)
Net (loss) income attributable to COPT common shareholders	$(2,875)	$164,090	$22,547	$70,832	$(1,694)
Basic earnings per common share (4)
(Loss) income from continuing operations	$(0.03)	$1.74	$0.25	$0.21	$(0.19)
Net (loss) income	$(0.03)	$1.74	$0.25	$0.83	$(0.03)
Diluted earnings per common share (4)
(Loss) income from continuing operations	$(0.03)	$1.74	$0.25	$0.21	$(0.19)
Net (loss) income	$(0.03)	$1.74	$0.25	$0.83	$(0.03)

Weighted average common shares outstanding – basic	94,502	93,914	88,092	85,167	73,454
Weighted average common shares outstanding – diluted	94,502	97,667	88,263	85,224	73,454

	2016	2015	2014	2013	2012
Balance Sheet Data (as of year end):
Total properties, net	$3,073,362	$3,349,748	$3,296,914	$3,214,301	$3,163,044
Total assets	$3,780,885	$3,909,312	$3,664,236	$3,621,251	$3,641,935
Debt	$1,904,001	$2,077,752	$1,914,036	$1,919,002	$2,007,344
Total liabilities	$2,163,242	$2,273,530	$2,124,935	$2,106,244	$2,195,138
Redeemable noncontrolling interests	$22,979	$19,218	$18,417	$17,758	$10,298
Total equity	$1,594,664	$1,616,564	$1,520,884	$1,497,249	$1,436,499
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$232,538	$204,008	$193,885	$158,979	$191,838
Investing activities	$71,449	$(307,532)	$(209,689)	$(119,790)	$13,744
Financing activities	$(154,434)	$157,757	$(32,492)	$4,590	$(200,547)
Numerator for diluted EPS	$(3,294)	$169,787	$22,115	$70,418	$(2,163)
Diluted funds from operations (5)	$178,761	$249,454	$155,296	$214,149	$165,720
Diluted funds from operations per share (5)	$1.82	$2.55	$1.69	$2.40	$2.13
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of properties owned (6)	164	177	173	183	208
Total rentable square feet owned (6)	17,190	18,053	16,790	17,370	18,831

(1)	Includes income derived from 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013.

(2)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Shares in 2017 (following shareholder notification of such redemption in December 2016), the Series H Preferred Shares in 2014, the Series J Preferred Shares in 2013 and the Series G Preferred Shares in 2012.

(4)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of COPT.

(5)
For definitions of diluted funds from operations and diluted funds from operations per share and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	Amounts reported reflect only operating office properties, including six properties owned through an unconsolidated real estate joint venture.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2016	2015	2014	2013	2012
Revenues
Revenues from real estate operations	$525,964	$519,064	$479,725	$460,997	$434,299
Construction contract and other service revenues	48,364	106,402	106,748	62,363	73,836
Total revenues	574,328	625,466	586,473	523,360	508,135
Expenses
Property operating expenses	197,530	194,494	179,934	167,199	159,206
Depreciation and amortization associated with real estate operations	132,719	140,025	136,086	113,214	107,998
Construction contract and other service expenses	45,481	102,696	100,058	58,875	70,576
Impairment losses	101,391	23,289	1,416	5,857	43,678
General, administrative and leasing expenses	36,553	31,361	31,794	30,869	31,900
Business development expenses and land carry costs	8,244	13,507	5,573	5,436	5,711
Total operating expenses	521,918	505,372	454,861	381,450	419,069
Operating income	52,410	120,094	131,612	141,910	89,066
Interest expense	(83,163)	(89,074)	(92,393)	(82,010)	(86,401)
Interest and other income	5,444	4,517	4,923	3,834	7,172
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(9,552)	(27,030)	(943)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(26,419)	120,812	34,590	36,704	8,894
Equity in income (loss) of unconsolidated entities	1,332	62	229	2,110	(546)
Income tax expense	(244)	(199)	(310)	(1,978)	(381)
(Loss) income from continuing operations	(25,331)	120,675	34,509	36,836	7,967
Discontinued operations (1)	—	156	26	55,692	12,353
(Loss) income before gain on sales of real estate	(25,331)	120,831	34,535	92,528	20,320
Gain on sales of real estate (2)	40,986	68,047	10,671	9,016	21
Net income	15,655	188,878	45,206	101,544	20,341
Net (income) loss attributable to noncontrolling interests	(3,715)	(3,520)	(3,276)	(3,907)	507
Net income attributable to COPLP	11,940	185,358	41,930	97,637	20,848
Preferred unit distributions	(14,957)	(14,870)	(16,599)	(20,631)	(21,504)
Issuance costs associated with redeemed preferred units (3)	(17)	—	(1,769)	(2,904)	(1,827)
Net (loss) income attributable to COPLP common unitholders	$(3,034)	$170,488	$23,562	$74,102	$(2,483)
Basic earnings per common unit (4)
(Loss) income from continuing operations	$(0.04)	$1.74	$0.25	$0.21	$(0.19)
Net (loss) income	$(0.04)	$1.74	$0.25	$0.83	$(0.04)
Diluted earnings per common unit (4)
(Loss) income from continuing operations	$(0.04)	$1.74	$0.25	$0.21	$(0.19)
Net (loss) income	$(0.04)	$1.74	$0.25	$0.83	$(0.04)

Weighted average common units outstanding – basic	98,135	97,606	91,989	89,036	77,689
Weighted average common units outstanding – diluted	98,135	97,667	92,160	89,093	77,689

	2016	2015	2014	2013	2012
Balance Sheet Data (as of year end):
Total properties, net	$3,073,362	$3,349,748	$3,296,914	$3,214,301	$3,163,044
Total assets	$3,775,448	$3,903,549	$3,658,354	$3,613,784	$3,635,159
Debt	$1,904,001	$2,077,752	$1,914,036	$1,919,002	$2,007,344
Total liabilities	$2,157,805	$2,267,767	$2,119,053	$2,098,777	$2,188,362
Redeemable noncontrolling interests	$22,979	$19,218	$18,417	$17,758	$10,298
Total equity	$1,594,664	$1,616,564	$1,520,884	$1,497,249	$1,436,499
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$232,538	$204,008	$193,885	$158,979	$191,838
Investing activities	$71,449	$(307,532)	$(209,689)	$(119,790)	$13,744
Financing activities	$(154,434)	$157,757	$(32,492)	$4,590	$(200,547)
Numerator for diluted EPU	$(3,453)	$169,782	$23,130	$73,688	$(2,952)
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of properties owned (5)	164	177	173	183	208
Total rentable square feet owned (5)	17,190	18,053	16,790	17,370	18,831

(1)	Includes income derived from 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013.

(2)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Units in 2017 (following notification of such redemption in December 2016), the Series H Preferred Units in 2014, the Series J Preferred Units in 2013 and the Series G Preferred Units in 2012.

(4)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(5)	Amounts reported reflect only operating office properties, including six properties owned through an unconsolidated real estate joint venture.

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

Overview

In 2016, we improved the strategic focus of our property holdings, while raising capital to fund development activities and strengthen our balance sheet, by selling:

•
21 operating properties totaling 1.6 million square feet that were 85.9% occupied for $248.7 million and other land for $21.8 million. Most of the properties that we sold were suburban office properties from our Regional Office segment; as a result, the sales improved our strategic focus by increasing the proportion of our overall portfolio aligned with our Defense/IT Locations strategy. The sales also improved the strategic focus of our Regional Office segment by removing suburban office properties that do not fulfill our target criteria; in fact, after these sales and the additional sales of suburban office properties expected in 2017, all of our Regional Office portfolio will meet our target criteria (urban/urban-like submarkets with durable Class-A office fundamentals and characteristics); and

•
a 50% interest in six triple-net leased, single-tenant data center properties by contributing them into GI-COPT, a newly-formed unconsolidated joint venture, for an aggregate property value of $147.6 million. We obtained $60.0 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest from us for $44.3 million. While this transaction involved Defense/IT Locations properties, it enabled us to realize 50% of the value that we created in these properties, all of which were recently developed.

We also placed into service 700,000 square feet in nine newly constructed or redeveloped properties that were 90.0% leased as of December 31, 2016, all of which were in Defense/IT Locations. Due in large part to these sale and development activities, the percentage of our office portfolio annualized rent derived from Defense/IT Locations increased from 80.8% as of December 31, 2015 to 84.5% as of December 31, 2016; we expect this trend to continue in 2017 as we complete expected additional sales of Regional Office properties and place into service additional newly-developed space in Defense/IT Locations.

We began 2016 with increased debt levels relative to the beginning of 2015 in terms of both overall debt outstanding and the relationship of our debt to total assets due in large part to borrowings for significant acquisitions in 2015. Therefore, it was important to us that we strengthen our balance sheet while continuing to fund our development activities. The property sales discussed above contributed significantly as we were able to use the sale proceeds to not only fund development but also pay down debt. In addition, in the fourth quarter of 2016, we raised $109.1 million in net proceeds through our issuance of 3.72 million COPT common shares under our ATM stock offering program at a weighted average price of $29.56 per share; these proceeds were used primarily to fund our cash reserves. Due in large part to these activities, we believe that we strengthened our balance sheet and overall capital position, as evidenced by our having ended 2016 with:

•	a lower ratio of debt to total assets (50.4% as of December 31, 2016 versus 53.1% as of December 31, 2015);

•	no debt balloon payment maturities without extension options for the next three years and a weighted average debt maturity of 6.1 years;

•	a lower proportion of debt from mortgage and other secured borrowings, with such borrowings totaling 8.8% of our total debt as of December 31, 2016 versus 15.9% as of December 31, 2015;

•	$800.0 million in maximum borrowing capacity available under our Revolving Credit Facility; and

•	$209.9 million in cash and cash equivalents on hand.

Effective January 21, 2017, COPT used available cash to redeem all of its Series K Cumulative Redeemable Preferred Shares at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption; concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. In 2017, we expect to raise an estimated $100 to $110 million from additional property sales that we believe, along with available cash, will help fund $240 to $260 million in development costs that we expect to incur.

Occupancy of our office property portfolio increased from 91.6% as of December 31, 2015 to 92.1% as of December 31, 2016, which was driven primarily by our sale of properties that were 85.9% occupied upon sale and our placing into service newly developed or redeveloped space that was 93.1% occupied as of December 31, 2016. Our Same Office Properties (defined below) were 91.5% occupied as of December 31, 2016, which was flat relative to year end 2015, with occupancy of such properties averaging 91.0% in both 2015 and 2016.

Occupancy of our Defense/IT Locations increased from 91.9% as of December 31, 2015 to 92.6% as of December 31, 2016. For an extended number of years, our ability to lease Defense/IT Locations was adversely affected by continuing delays in Federal budget approvals and uncertainty regarding the potential for future reductions in government spending targeting defense. This served to disrupt the government’s process for awarding contracts to prospective tenants, causing significant contraction in the defense contractor sector. However, the government’s passage of appropriations legislation in 2014 and 2015 brought clarity regarding funding for defense spending, which served to normalize the leasing environment for our Defense/IT Locations.  While there is inherent uncertainty regarding the government’s defense funding levels beyond the fiscal year ending September 30, 2017, we believe that the knowledge-based activities of most of our tenants will continue to be a priority in defense budgets as such activities are considered critical to our national security. We also believe that our Defense/IT Locations are less likely to experience significant tenant space reductions in the event of future government defense funding reductions than they were several years ago.

Our net income decreased $173.2 million from 2015 to 2016 due primarily to: an $86.4 million decrease in gain from early extinguishment of debt due primarily to a nonrecourse mortgage loan extinguished in 2015; and a $78.1 million increase in impairment losses attributable primarily to decisions by us to either sell properties or abandon plans to develop properties. Net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, increased $6.2 million from 2015 to 2016, which included a $3.9 million increase attributable to our Same Office Properties.

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

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K, amounts disclosed:

•
include total information pertaining to six properties owned through an unconsolidated real estate joint venture except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest; and

•
exclude two properties (totaling 665,000 square feet) that served as collateral for debt in default effective April 1, 2014, the date that all cash flows from such properties belonged to the lender. On August 28, 2015, ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet. These properties were 25.1% occupied as of the date we transferred ownership.

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

Impairment of Long-Lived Assets

We assess each of our properties for indicators of impairment quarterly or when circumstances indicate that a property may be impaired.  We review our plans and intentions for our development projects and land parcels quarterly.  If our analyses indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.

Property fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or yield rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the property. Changes in the estimated future cash flows due to changes in our plans for a property (especially our expected holding period), views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

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

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights. In addition, certain other leases in our portfolio provide early termination rights to tenants. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew, or continue, the lease imposes a penalty on the lessee in such amounts that renewal, or continuation, appears, at the inception of the lease, to be reasonably assured. Factors we consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. For a number of our leases with the United States Government, we have concluded, based on the factors above, that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases.

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

In making these determinations, we must consider both our and our partner’s ability to participate in the management of the entity’s operations and make decisions that could significantly affect the entity’s performance and allow the parties to manage their economic risks. We need to make subjective estimates and judgments regarding the entity’s planned activities and expected future operating performance, financial condition, future valuation and other variables that may affect the cash flows of the entity. We may also need to estimate the probability of different scenarios taking place over time and their effect on the partners’ cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our consolidated financial statements.

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of office properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Office Properties
	for 20 Largest Tenants as of December 31,
Tenant	2016	2015	2014
United States of America	31.0%	29.0%	27.6%
Northrop Grumman Corporation (1)	4.8%	4.6%	5.0%
The Boeing Company (1)	4.3%	4.5%	3.8%
General Dynamics Corporation (1)	4.1%	3.9%	4.2%
Vadata Inc.	2.9%	2.2%	1.3%
CareFirst, Inc.	2.3%	2.1%	2.2%
Computer Sciences Corporation (1)	2.3%	2.2%	2.4%
Booz Allen Hamilton, Inc.	2.0%	2.0%	5.4%
CACI Technologies, Inc.	1.6%	N/A	N/A
Wells Fargo & Company (1)	1.5%	1.7%	1.7%
AT&T Corporation (1)	1.3%	1.2%	1.3%
KEYW Corporation	1.3%	1.2%	0.8%
Raytheon Company (1)	1.2%	1.2%	0.9%
Miles & Stockbridge, PC	1.1%	1.0%	N/A
Transamerica Life Insurance Company	1.0%	0.9%	N/A
Harris Corporation	1.0%	1.3%	N/A
University of Maryland	1.0%	0.9%	N/A
Science Applications International Corporation (1)	1.0%	1.1%	1.0%
Kratos Defense & Security Solution, Inc. (1)	1.0%	0.9%	1.0%
The MITRE Corporation	0.9%	N/A	2.1%
L-3 Communications Holdings, Inc. (1)	N/A	1.1%	1.2%
Engility Holdings, Inc.	N/A	0.9%	N/A
TASC Inc.	N/A	N/A	0.9%
ITT Exelis (1)	N/A	N/A	0.9%
The Johns Hopkins Institutions (1)	N/A	N/A	0.8%
Unisys Corporation	N/A	N/A	0.8%
Subtotal of 20 largest tenants	67.6%	63.8%	65.3%
All remaining tenants	32.4%	36.2%	34.7%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and predecessor companies.

The United States Government’s concentration increased each of the last two years due in large part to our dispositions of properties in which it was not a tenant.

Concentration of Property Operations by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental			Number of
	Revenue of Office			Office Properties
	Properties as of December 31,			as of December 31,
Region	2016	2015	2014	2016	2015	2014
Defense/IT Locations:
Fort Meade/BW Corridor	50.3%	49.6%	51.7%	86	90	90
Northern Virginia Defense/IT	10.7%	10.3%	7.7%	12	13	11
Lackland Air Force Base	9.4%	8.3%	7.6%	7	7	6
Navy Support Locations	5.6%	5.2%	6.2%	21	21	20
Redstone Arsenal	2.9%	2.7%	2.2%	7	6	5
Data Center Shells	5.6%	4.7%	4.0%	13	9	6
Total Defense/IT Locations	84.5%	80.8%	79.4%	146	146	138
Regional Office	14.5%	17.8%	19.0%	13	24	28
Other	1.0%	1.4%	1.6%	5	7	7
	100.0%	100.0%	100.0%	164	177	173
The changes reflected above were attributable primarily to dispositions of Regional Office Properties and newly constructed properties placed in service in certain of our Defense/IT Location sub-segments.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2016	2015	2014
Occupancy rates at period end
Total	92.1%	91.6%	90.9%
Defense/IT Locations:
Fort Meade/BW Corridor	94.3%	94.5%	93.3%
Northern Virginia Defense/IT	85.0%	81.9%	75.7%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	72.7%	72.1%	86.0%
Redstone Arsenal	96.4%	97.0%	80.8%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	92.6%	91.9%	91.0%
Regional Office	95.2%	95.4%	95.1%
Other	52.9%	57.3%	61.1%
Average contractual annual rental rate per square foot at year end (1)	$30.16	$29.55	$29.27

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2015	18,053	16,535
Square feet vacated upon lease expiration (1)	—	(560)
Occupancy of previously vacated space in connection with new leases (2)	—	534
Square feet constructed or redeveloped	700	678
Dispositions	(1,577)	(1,354)
Other changes	14	(2)
December 31, 2016	17,190	15,831

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

As the table above reflects, the increase in our total occupancy rate from December 31, 2015 to December 31, 2016 was attributable primarily to higher occupancy rates for newly constructed or redeveloped space placed into service and lower occupancy rates for properties that we sold. With regard to our segment occupancy trends, including changes from December 31, 2015 to December 31, 2016:

•
Northern Virginia Defense/IT: Occupancy increased due to progress we made in leasing space in certain properties that had been vacated prior to the beginning of the year. Certain of our submarkets in this segment are experiencing weak market conditions, including surplus supply for space. While nine of our 12 properties in this segment had a weighted average occupancy rate of 94.6% as of December 31, 2016, the other three properties’ weighted average occupancy rate was 57.0%. However, only 40,000, or 2.6%, of the segment’s occupied square feet had scheduled lease expirations in 2017; and

•
Navy Support Locations: While we have experienced several years of weak demand in each of our three submarkets comprising this segment, which has created downward pressure on rental rates, we believe that we are beginning to realize improvements in demand. As of December 31, 2016, we had 108,000 square feet in this segment that were leased but not yet occupied. However, as of that date, we also had scheduled lease expirations in 2017 for 141,000, or 15.5%, of the segment’s occupied square feet.

In 2016, we completed 2.8 million square feet of leasing, including 843,000 square feet of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by four data center shells leased in Northern Virginia totaling 728,000 square feet. As of December 31, 2016, we had 1.3 million square feet under construction that were 61% leased and 104,000 square feet under redevelopment that were 16% leased.

In 2016, we renewed leases on 1.5 million square feet, representing 75.2% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $30.53 per square foot) decreased on average by approximately 6.5% and the revenue under GAAP (totaling $31.46 per square foot) increased on average by approximately 3.1% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 5.8 years and the average estimated tenant improvements and lease costs associated with completing the leasing was approximately $21.05 per square foot.

In 2016, we also completed 463,000 square feet in other leasing, consisting primarily of space previously leased by us to tenants that was subsequently vacated (also referred to as re-tenanted space). The annualized rents of this other leasing totaled $28.52 per square foot and the revenue under GAAP totaled $28.61 per square foot; these leases had a weighted average lease term of approximately 6.3 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $41.87 per square foot.

Our weighted average lease term for office properties at December 31, 2016 was approximately 4.8 years. The table below sets forth as of December 31, 2016 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Office Properties
	2017	2018	2019	2020	2021	Thereafter	Total
Defense/ IT Locations
Fort Meade/BW Corridor	6.6%	9.6%	10.4%	6.9%	5.9%	10.9%	50.3%
Northern Virginia Defense/IT	0.3%	1.3%	3.0%	0.8%	0.9%	4.4%	10.7%
Lackland Air Force Base	0.0%	0.0%	0.0%	2.1%	0.0%	7.3%	9.4%
Navy Support Locations	0.6%	1.1%	0.5%	1.5%	1.1%	0.8%	5.6%
Redstone Arsenal	0.0%	1.4%	0.2%	0.0%	0.7%	0.6%	2.9%
Data Center Shells	0.0%	0.5%	0.0%	0.0%	0.0%	5.1%	5.6%
Regional Office	1.4%	1.0%	1.0%	0.5%	1.2%	9.4%	14.5%
Other	0.4%	0.1%	0.1%	0.3%	0.1%	0.0%	1.0%
Total	9.3%	15.0%	15.2%	12.1%	9.9%	38.5%	100.0%

With regard to leases expiring in 2017, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2016 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by segment.

The leasing statistics set forth above assume no exercise of any early termination or renewal rights. Most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements without ending consecutive one-year leases prematurely.

Wholesale Data Center Property

The leased portion of our 19.25 megawatt wholesale data center property decreased from 17.8 megawatts as of December 31, 2015 to 14.9 megawatts as of December 31, 2016 due primarily to tenant downsizings; the leased megawatts as of December 31, 2016 excluded approximately one additional megawatt provided to users under management agreements. While we believe that demand exists for our unleased megawatts in this property, we face significant competition from other properties in the region.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties continually owned and 100% operational throughout the two years being compared, excluding properties held for sale.  We define these as changes from “Same Office Properties.” For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	office properties acquired during the two years being compared;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the two years being compared;

•	our wholesale data center;

•	properties held for sale as of December 31, 2016; and

•	property dispositions.

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

Since both of the measures discussed above exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 17 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2016 and December 31, 2015

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$525,964	$519,064	$6,900
Construction contract and other service revenues	48,364	106,402	(58,038)
Total revenues	574,328	625,466	(51,138)
Expenses
Property operating expenses	197,530	194,494	3,036
Depreciation and amortization associated with real estate operations	132,719	140,025	(7,306)
Construction contract and other service expenses	45,481	102,696	(57,215)
Impairment losses	101,391	23,289	78,102
General, administrative and leasing expenses	36,553	31,361	5,192
Business development expenses and land carry costs	8,244	13,507	(5,263)
Total operating expenses	521,918	505,372	16,546
Operating income	52,410	120,094	(67,684)
Interest expense	(83,163)	(89,074)	5,911
Interest and other income	5,444	4,517	927
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(86,385)
Equity in income of unconsolidated entities	1,332	62	1,270
Income tax expense	(244)	(199)	(45)
(Loss) income from continuing operations	(25,331)	120,675	(146,006)
Discontinued operations	—	156	(156)
Gain on sales of real estate	40,986	68,047	(27,061)
Net income	$15,655	$188,878	$(173,223)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$306,885	$304,853	$2,032
Lease termination revenue	2,280	2,366	(86)
Tenant recoveries and other real estate operations revenue	86,389	81,483	4,906
Same Office Properties total revenues	395,554	388,702	6,852
Constructed and redeveloped properties placed in service	22,864	11,229	11,635
Acquired office properties	36,876	20,176	16,700
Wholesale data center	26,869	19,032	7,837
Properties held for sale	13,694	12,512	1,182
Dispositions	29,626	66,943	(37,317)
Other	481	474	7
	525,964	519,068	6,896
Property operating expenses
Same Office Properties	(148,085)	(145,177)	(2,908)
Constructed and redeveloped properties placed in service	(7,197)	(3,131)	(4,066)
Acquired office properties	(15,865)	(8,219)	(7,646)
Wholesale data center	(11,512)	(10,402)	(1,110)
Properties held for sale	(4,195)	(4,464)	269
Dispositions	(9,913)	(23,060)	13,147
Other	(763)	(35)	(728)
	(197,530)	(194,488)	(3,042)

UJV NOI allocable to COPT	2,305	—	2,305

NOI from real estate operations
Same Office Properties	247,469	243,525	3,944
Constructed and redeveloped properties placed in service	15,667	8,098	7,569
Acquired office properties	21,011	11,957	9,054
Wholesale data center	15,357	8,630	6,727
Properties held for sale	9,499	8,048	1,451
Dispositions	19,713	43,883	(24,170)
Other	2,023	439	1,584
	$330,739	$324,580	$6,159
Same Office Properties rent statistics
Average occupancy rate	91.0%	91.0%	—%
Average straight-line rent per occupied square foot (1)	$25.46	$25.28	$0.18

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Office Properties pool consisted of 133 office properties, comprising 77.1% of our operating office square footage as of December 31, 2016. This pool of properties included the following changes from the pool used for purposes of comparing 2015 and 2014 in our 2015 Annual Report on Form 10-K: the addition of three properties placed in service and 100% operational by January 1, 2015; and the removal of ten properties disposed in 2016, three properties reclassified to held for sale in 2016 and two properties in which we sold a 50% interest in 2016 that were owned by an UJV as of December 31, 2016.

Our NOI from constructed office properties placed in service included 13 properties placed in service in 2015 and 2016, and our NOI from acquired office properties included our acquisition in 2015 of three properties.

The increase in NOI from our wholesale data center was attributable primarily to higher average occupancy for the property in 2016.

Our property operating expense included no bad debt expense in 2016 and $1.1 million in 2015.

NOI from Service Operations

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Construction contract and other service revenues	$48,364	$106,402	$(58,038)
Construction contract and other service expenses	45,481	102,696	(57,215)
NOI from service operations	$2,883	$3,706	$(823)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of operating income relative to our real estate operations.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense was due primarily to a $14.5 million decrease attributable to property dispositions, partially offset by additional expense recognized in 2016 of $8.0 million from properties acquired in 2015.

Impairment Losses

In the first quarter of 2016, we set a goal to raise cash from sales of properties in 2016 considerably in excess of the $96.8 million in assets held for sale at December 31, 2015. The specific properties we would sell to achieve this goal had not been identified when the goal was established. Throughout 2016, we engaged in the process of identifying properties we would sell.

In the first quarter of 2016, we reclassified: most of our properties in Greater Philadelphia (included in our Regional Office segment); two properties in the Fort Meade/BW Corridor sub-segment; and our remaining land holdings in Colorado Springs, Colorado (“Colorado Springs”) to held for sale and recognized $2.4 million of impairment losses. As of March 31, 2016, we had $225.9 million of assets held for sale.

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

•
$6.2 million on the property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell; and

•
$2.4 million primarily on land in Colorado Springs and operating properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office Segment) classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on updated negotiations with prospective buyers.

There were no property sales in the second quarter of 2016 and as of June 30, 2016, we had $300.6 million of assets held for sale.

During the third quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering refinements to our disposition strategy made during the third quarter of 2016 to sell an additional operating property in our Northern Virginia Defense/IT sub-segment, an additional operating property in our Fort Meade/BW Corridor sub-segment and our remaining operating properties and land in White Marsh that had not previously been classified as held for sale. In connection with our determinations that we planned to sell these properties, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

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

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 5), and had $161.5 million of assets held for sale as of September 30, 2016.

We executed property sales of $54.1 million in the fourth quarter of 2016 (discussed further in Note 5), and had $94.7 million of assets held for sale as of December 31, 2016. As part of our closing process for the fourth quarter, we conducted our quarterly review of our portfolio for indicators of impairment and found there to be no impairment losses for the quarter other than additional impairment losses of $1.3 million on properties previously classified as held for sale in White Marsh, where prospective purchasers reduced offering prices, and $0.3 million of losses on properties that were sold during the period.

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

General, Administrative and Leasing Expenses

The increase in general, administrative and leasing expenses from 2015 to 2016 was attributable primarily to $6.5 million of executive transition costs representing mostly severance and termination benefits incurred in 2016 mostly in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer.
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

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,418	$7,732
Leasing	1,115	1,214
Total	$8,533	$8,946

Business Development Expenses and Land Carry Costs

The decrease in business development expenses and land carry costs was due primarily to a $4.1 million decrease in acquisition costs and a $1.4 million decrease in demolition costs on properties undergoing redevelopment.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,129	$45,525	$7,604
Interest on mortgage and other secured debt
Interest, excluding default rate on extinguished debt reported below	12,487	22,644	(10,157)
Interest under default rate on debt extinguished via property conveyance	—	5,270	(5,270)
Interest on unsecured term debt	10,543	9,469	1,074
Amortization of deferred financing costs	4,573	4,466	107
Interest expense recognized on interest rate swaps	4,230	3,599	631
Interest on Revolving Credit Facility	1,511	1,771	(260)
Other interest	2,413	3,481	(1,068)
Capitalized interest	(5,723)	(7,151)	1,428
Interest expense included in continuing operations	$83,163	$89,074	$(5,911)

Our average outstanding debt decreased from $2.1 billion in 2015 to $2.0 billion in 2016. Our weighted average effective interest rate on debt under GAAP changed from 4.3% in 2015 (or 4.0% excluding the effect of the default interest on the debt that we extinguished via property conveyance) to 4.1% in 2016. The overall decrease in interest expense was due primarily to the default rate interest that we incurred in 2015 on the extinguished debt. The changes reflected in the table above also reflect our increased emphasis on unsecured debt over mortgage and other secured debt. Interest expense for Unsecured Senior Notes increased due to our issuance of notes in June 2015. Capitalized interest decreased due primarily to decreased volume in active construction and development projects.

(Loss) Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $85.7 million in 2015 primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet.

Gain on Sales of Real Estate

We recognized gains on sales of real estate in 2016 of $17.9 million on our sale of a 50% interest in six triple-net leased, single-tenant data center properties, $15.9 million on sales of other operating properties and $7.2 million on land sales. We recognized gain on sales of real estate in 2015 of $64.1 million on office properties dispositions and $4.0 million on land sales.

Comparison of Statements of Operations for the Years Ended December 31, 2015 and December 31, 2014

	For the Years Ended December 31,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$519,064	$479,725	$39,339
Construction contract and other service revenues	106,402	106,748	(346)
Total revenues	625,466	586,473	38,993
Expenses
Property operating expenses	194,494	179,934	14,560
Depreciation and amortization associated with real estate operations	140,025	136,086	3,939
Construction contract and other service expenses	102,696	100,058	2,638
Impairment losses	23,289	1,416	21,873
General, administrative and leasing expense	31,361	31,794	(433)
Business development expenses and land carry costs	13,507	5,573	7,934
Total operating expenses	505,372	454,861	50,511
Operating income	120,094	131,612	(11,518)
Interest expense	(89,074)	(92,393)	3,319
Interest and other income	4,517	4,923	(406)
Gain (loss) on early extinguishment of debt	85,275	(9,552)	94,827
Equity in income of unconsolidated entities	62	229	(167)
Income tax expense	(199)	(310)	111
Income from continuing operations	120,675	34,509	86,166
Discontinued operations	156	26	130
Gain on sales of real estate	68,047	10,671	57,376
Net income	$188,878	$45,206	$143,672

NOI from Real Estate Operations

	For the Years Ended December 31,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$296,127	$296,998	$(871)
Lease termination revenue	2,366	1,433	933
Tenant recoveries and other real estate operations revenue	80,709	79,179	1,530
Same Office Properties	379,202	377,610	1,592
Constructed and redeveloped properties placed in service	20,728	6,061	14,667
Acquired office properties	20,176	—	20,176
Wholesale data center	19,032	10,430	8,602
Properties held for sale	12,512	11,880	632
Dispositions	66,943	73,249	(6,306)
Other	475	481	(6)
	519,068	479,711	39,357
Property operating expenses
Same Office Properties	142,733	139,483	3,250
Constructed and redeveloped properties placed in service	5,534	1,424	4,110
Acquired office properties	8,219	—	8,219
Wholesale data center	10,402	7,286	3,116
Properties held for sale	4,464	4,249	215
Dispositions	23,060	26,244	(3,184)
Other	76	1,113	(1,037)
	194,488	179,799	14,689
NOI from real estate operations
Same Office Properties	236,469	238,127	(1,658)
Constructed and redeveloped properties placed in service	15,194	4,637	10,557
Acquired office properties	11,957	—	11,957
Wholesale data center	8,630	3,144	5,486
Properties held for sale	8,048	7,631	417
Dispositions	43,883	47,005	(3,122)
Other	399	(632)	1,031
	$324,580	$299,912	$24,668
Same Office Properties rent statistics
Average occupancy rate	91.0%	91.9%	(0.9)%
Average straight-line rent per occupied square foot (1)	$25.28	$25.11	$0.17

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Office Properties pool consisted of 130 office properties, comprising 71.3% of our operating office square footage as of December 31, 2015. This pool of properties changed from the pool used for purposes of comparing 2015 and 2014 in our 2015 Annual Report on Form 10-K due to the removal of 12 properties disposed in 2016 and three properties reclassified to held for sale in 2016.

Our NOI from constructed office properties placed in service included eight properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisition in 2015 of three properties.

The increase in NOI from our wholesale data center was attributable primarily to higher average occupancy in 2015.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to:

•
additional expense in 2015 of $10.7 million from our office property acquisitions, $2.9 million from properties placed in service, $3.1 million from our shortening the useful lives of properties that were removed from service for redevelopment and $3.0 million from our wholesale data center; offset in part by

•	a decrease of $15.1 million related to property dispositions.

Impairment Losses

The increase in impairment losses was attributable primarily to the following losses recognized in 2015:

•
$12.8 million on land in Colorado Springs. We classified some of this land as held for sale in the fourth quarter of 2015, at which time we adjusted the land to its estimated fair value less costs to sell. Due to the impairment loss on the land held for sale, we updated our estimates of fair value for other land owned in Colorado Springs and determined that the carrying value of some of this land exceeded such land’s estimated fair value, which resulted in recognition of an additional impairment loss; and

•
$6.6 million on land in Aberdeen. After concluding in 2015 that we no longer expected to develop operating properties on the land, we determined that the carrying amount of the land would not likely be recovered from the sale of this property over the likely remaining holding period. Accordingly, we adjusted the land to its estimated fair value.

General, Administrative and Leasing Expenses

Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,732	$8,066
Leasing	1,214	1,288
Total	$8,946	$9,354

Business Development Expenses and Land Carry Costs

The increase in business development expenses and land carry costs was due primarily to additional expense in 2015 of $4.1 million in acquisition costs expensed in connection with operating property acquisitions and $1.4 million in demolition costs on properties undergoing redevelopment.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2015	2014	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$45,525	$33,302	$12,223
Interest on mortgage and other secured debt
Interest, excluding default rate on extinguished debt reported below	22,644	37,857	(15,213)
Interest under default rate on debt extinguished via property conveyance	5,270	5,806	(536)
Interest on unsecured term debt	9,469	10,282	(813)
Amortization of deferred financing costs	4,466	4,666	(200)
Interest expense recognized on interest rate swaps	3,599	2,990	609
Interest on Revolving Credit Facility	1,771	232	1,539
Other interest	3,481	3,323	158
Capitalized interest	(7,151)	(6,065)	(1,086)
Interest expense included in continuing operations	$89,074	$92,393	$(3,319)

Our average outstanding debt increased from $2.0 billion in 2014 to $2.1 billion in 2015, while our weighted average effective interest rate on debt under GAAP decreased from 4.6% in 2014 to 4.3% in 2015 (or from 4.3% in 2014 to 4.0% in 2015 excluding the effect of the default interest on the debt that we extinguished via property conveyance). The overall decrease in interest expense was due primarily to our fixed rate mortgage loans extinguished in 2014 and 2015 having higher interest rates than our newer debt issuances and borrowings. The changes reflected in the table above also reflect our increased emphasis on unsecured debt over mortgage and secured debt. Interest expense for Unsecured Senior Notes increased due to our issuance of notes in May 2014 and June 2015. Capitalized interest increased due primarily to increased volume in active construction and development projects.

Gain (Loss) on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $85.7 million in 2015 primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet. The loss on early extinguishment of debt in 2014 was attributable primarily to a $9.1 million loss recognized in connection with the defeasance of, and full satisfaction of our obligations with respect to, two secured nonrecourse mortgage loans with a $211.5 million aggregate principal amount.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on unrestricted common shares and (b) distributions to holders of interests in COPLP and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

The table below sets forth the computation of the above stated measures for the years ended December 31, 2012 through 2016 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share data)
Net income	$15,655	$188,878	$45,206	$101,544	$20,341
Add: Real estate-related depreciation and amortization	132,719	140,025	136,086	117,719	121,937
Add: Depreciation and amortization on UJV allocable to COPT	518	—	—	—	346
Add: Impairment losses on previously depreciated operating properties	83,346	4,110	1,370	32,047	70,263
Less: Gain on sales of previously depreciated operating properties	(33,789)	(64,062)	(5,117)	(9,004)	(20,928)
FFO	198,449	268,951	177,545	242,306	191,959
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(4,020)	(3,586)	(3,216)	(3,710)	(1,989)
Less: Preferred share dividends	(14,297)	(14,210)	(15,939)	(19,971)	(20,844)
Less: Issuance costs associated with redeemed preferred shares	(17)	—	(1,769)	(2,904)	(1,827)
Basic and diluted FFO allocable to share-based compensation awards	(694)	(1,041)	(665)	(912)	(919)
Basic and diluted FFO available to common shares and common unit holders	$178,761	$249,454	$155,296	$214,149	$165,720
Operating property acquisition costs	—	4,134	—	—	229
Gain on sales of non-operating properties	(7,197)	(3,985)	(5,578)	(2,683)	(33)
Impairment losses (recoveries) on non-operating properties	18,045	19,413	49	—	(3,353)
Income tax expense on impairments on non-operating properties	—	—	—	—	673
Valuation allowance on tax asset associated with FFO comparability adjustments	—	—	—	1,855	—
(Gain) loss on interest rate derivatives	(378)	386	—	—	—
Loss (gain) on early extinguishment of debt	1,110	(85,655)	9,668	(40,780)	(793)
Issuance costs associated with redeemed preferred shares	17	—	1,769	2,904	1,827
Demolition costs on redevelopment properties	578	1,396	—	—	—
Executive transition costs	6,454	—	1,056	—	2,157
Add: Negative FFO of properties conveyed to extinguish debt in default	—	10,456	10,928	—	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(73)	225	(78)	168	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$197,317	$195,824	$173,110	$175,613	$166,427

Weighted average common shares	94,502	93,914	88,092	85,167	73,454
Conversion of weighted average common units	3,633	3,692	3,897	3,869	4,235
Weighted average common shares/units - Basic FFO	98,135	97,606	91,989	89,036	77,689
Dilutive effect of share-based compensation awards	92	61	171	57	53
Weighted average common shares/units - Diluted FFO	98,227	97,667	92,160	89,093	77,742
Diluted FFO per share	$1.82	$2.55	$1.69	$2.40	$2.13
Diluted FFO per share, as adjusted for comparability	$2.01	$2.01	$1.88	$1.97	$2.14

Denominator for diluted EPS	94,502	97,667	88,263	85,224	73,454
Weighted average common units	3,633	—	3,897	3,869	4,235
Anti-dilutive EPS effect of share-based compensation awards	92	—	—	—	53
Denominator for diluted FFO per share measures	98,227	97,667	92,160	89,093	77,742

Dividends on unrestricted common shares	$104,811	$103,552	$97,512	$94,832	$81,251
Common unit distributions	3,990	4,046	4,270	4,280	4,617
Numerator for diluted FFO payout ratio, adjusted for comparability	$108,801	$107,598	$101,782	$99,112	$85,868

FFO payout ratio	54.8%	40.0%	57.3%	40.9%	44.7%
Diluted FFO payout ratio	60.9%	43.1%	65.5%	46.3%	51.8%
Diluted FFO payout ratio, as adjusted for comparability	55.1%	54.9%	58.8%	56.4%	51.6%

Property Additions

The table below sets forth the major components of our additions to properties for 2016 and 2015:

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Construction, development and redevelopment	$194,490	$219,469	$(24,979)
Acquisition of operating properties (1)	—	194,617	(194,617)
Tenant improvements on operating properties (2)	35,346	24,999	10,347
Capital improvements on operating properties	22,124	29,293	(7,169)
	$251,960	$468,378	$(216,418)

(1) Excludes intangible assets and liabilities associated with acquisitions.
(2) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

 Cash Flows

Net cash flow provided by operating activities increased $28.5 million from 2015 to 2016 due primarily to:

•
a $37.9 million increase in net cash flows from construction contract and other services due in large part to the timing of cash payments and collections on third party construction projects; offset in part by

•	a $12.3 million increase in interest expense paid due primarily to the timing of interest payments from new debt requiring interest payments semi-annually rather than monthly.

Net cash flow provided by investing activities increased $379.0 million from 2015 to 2016 due primarily to an increase in property sales in 2016 relative to 2015; operating property acquisitions in 2015 when none occurred in 2016; and lower development expenditures in 2016.

Net cash flow provided by financing activities in 2016 was $154.4 million and included the following:

•	net proceeds from debt borrowings of $117.0 million; and

•	net proceeds from the issuance of common shares (or units) of $109.1 million; offset in part by

•	dividends and/or distributions to shareholders and/or unitholders of $123.0 million.

Net cash flow used in financing activities in 2015 was $157.8 million and included the following:

•	net repayments of borrowings of $259.0 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to shareholders and/or unitholders of $122.6 million.

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

As of December 31, 2016, COPT owned 96.5% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of December 31, 2016, we had $209.9 million in cash and cash equivalents. Effective January 21, 2017, we used some of this available cash to redeem our Series K Cumulative Redeemable Preferred Shares at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility.  As of December 31, 2016, the maximum borrowing capacity under this facility totaled $800.0 million, all of which was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to raise an estimated $100 to $110 million from sales of properties in 2017 and use the proceeds to fund development costs.

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	For the Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$—	$—	$312,132	$300,000	$1,276,829	$1,888,961
Scheduled principal payments	4,061	4,241	4,387	4,024	3,875	10,680	31,268
Interest on debt (3)	71,011	70,837	70,654	66,411	57,413	115,964	452,290
New construction and redevelopment obligations (4)(5)	42,055	20,407	1,414	—	—	—	63,876
Third-party construction and development obligations (5)(6)	12,596	—	—	—	—	—	12,596
Capital expenditures for operating properties (5)(7)	33,915	16,957	5,652	—	—	—	56,524
Operating leases (8)	1,159	1,113	1,082	1,089	1,087	85,719	91,249
Series K Cumulative Redeemable Preferred Shares (9)	26,583	—	—	—	—	—	26,583
Other purchase obligations	703	379	310	120	5	—	1,517
Total contractual cash obligations	$192,083	$113,934	$83,499	$383,776	$362,380	$1,489,192	$2,624,864

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred and therefore reflected in our reported liabilities.

(2)	Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $16.2 million.

(3)
Represents interest costs for our outstanding debt as of December 31, 2016 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2016 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

(7)	Represents contractual obligations pertaining to capital expenditures for our operating properties. We expect to finance these costs primarily using cash flow from operations.

(8)	We expect to pay these items using cash flow from operations.

(9)	We redeemed all of our Series K Cumulative Redeemable Preferred Shares effective on January 21, 2017 following shareholder notification of such redemption in December 2016.

We expect to spend approximately $250.0 million on construction and development costs and approximately $50.0 million on improvements to operating properties (including the commitments set forth in the table above) in 2017.  We expect to fund the construction and development costs using primarily cash on hand, borrowings under our Revolving Credit Facility and proceeds from property dispositions. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2016, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2016.

Inflation

Most of our tenants are obligated to pay their share of a property’s operating expenses to the extent such expenses exceed amounts established in their leases, which are based on historical expense levels.  Some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

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

The following table sets forth as of December 31, 2016 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt (1)	$3,692	$3,858	$3,991	$3,718	$303,875	$1,037,509	$1,356,643
Weighted average interest rate	4.34%	4.37%	4.36%	3.96%	3.70%	4.47%	4.30%
Variable rate debt	$369	$383	$396	$312,438	$—	$250,000	$563,586
Weighted average interest rate (2)	2.47%	2.47%	2.47%	2.04%	—%	2.47%	2.23%

(1)	Represents principal maturities only and therefore excludes net debt discounts and deferred financing costs of $16.2 million.

(2)	The amounts reflected above used December 31, 2016 interest rates on variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2016 and $2.1 billion as of December 31, 2015.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $103 million as of December 31, 2016 and $112 million as of December 31, 2015.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2016 and 2015 and their respective fair values (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2016	2015
$100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	$(701)	$(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(848)	(1,429)
13,586	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	100	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(23)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	48	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	10	(32)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	—	(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	—	(151)
						$(1,414)	$(3,107)

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.8 million in 2016 and $2.5 million in 2015 if short-term interest rates were 1% higher.  Interest expense in 2016 was less sensitive to a change in interest rates than 2015 due primarily to our having a lower average variable-rate debt balance in 2016.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

3.1.6	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).
3.1.7	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 19, 2010 and incorporated herein by reference).
3.1.8	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated June 19, 2012 and incorporated herein by reference).
3.1.9
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

10.3.1*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.3.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.4.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.4.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

10.4.3*	Corporate Office Properties Trust First Amendment to the Amended and Restated 2008 Omnibus Equity and Incentive Plan (filed herewith).
10.5*
Corporate Office Properties Trust and Corporate Office Properties, L.P. Executive Change in Control and Severance Plan (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.6*
Letter Agreement, dated January 19, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.7*
Separation Agreement and Release, dated February 3, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Riffee (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.8*
Letter Agreement, dated June 2, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Current Report on Form 8-K dated June 5, 2015 and incorporated herein by reference).

10.9*
Separation Agreement, dated February 11, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated February 12, 2016 and incorporated herein by reference).

10.10*
Separation Agreement, dated February 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Wayne H. Lingafelter (filed with the Company’s Current Report on Form 8-K dated March 3, 2016 and incorporated herein by reference).

10.11*
Letter Agreement, dated May 12, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated May 17, 2016 and incorporated herein by reference).

10.12*
Separation Agreement, dated July 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Form 8-K dated July 28, 2016 and incorporated herein by reference).

10.13*	Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed herewith).
10.14*	Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Gregory J. Thor (filed herewith).
10.15*	Letter Agreement, dated November 28, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Paul R. Adkins (filed herewith).
10.16
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.17
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

10.23
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

10.24.1
Term Loan Agreement, dated as of December 17, 2015, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.24.2
First Amendment to Term Loan Agreement, dated as of September 15, 2016, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30 2016 and incorporated herein by reference).

12.1	COPT’s Statement regarding Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of COPT (filed herewith).
21.2	Subsidiaries of COPLP (filed herewith).
23.1	COPT’s Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	COPLP’s Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 17, 2017	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 17, 2017	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 17, 2017
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 17, 2017
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 17, 2017
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 17, 2017
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 17, 2017
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 17, 2017
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 17, 2017
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 17, 2017
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 17, 2017
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 17, 2017
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 17, 2017
(Richard Szafranski)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 17, 2017	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 17, 2017	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 17, 2017
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 17, 2017
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 17, 2017
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 17, 2017
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 17, 2017
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 17, 2017
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 17, 2017
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 17, 2017
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 17, 2017
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 17, 2017
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 17, 2017
(Richard Szafranski)

Corporate Office Properties Trust Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties, L.P. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 17, 2017

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2016	2015
Assets
Properties, net:
Operating properties, net	$2,671,831	$2,920,529
Projects in development or held for future development	401,531	429,219
Total properties, net	3,073,362	3,349,748
Assets held for sale, net	94,654	96,782
Cash and cash equivalents	209,863	60,310
Restricted cash and marketable securities	8,193	7,716
Investment in unconsolidated real estate joint venture	25,548	—
Accounts receivable (net of allowance for doubtful accounts of $603 and $1,525, respectively)	34,438	29,167
Deferred rent receivable (net of allowance of $373 and $1,962, respectively)	90,219	105,484
Intangible assets on real estate acquisitions, net	78,351	98,338
Deferred leasing costs (net of accumulated amortization of $65,988 and $66,364, respectively)	41,214	53,868
Investing receivables	52,279	47,875
Prepaid expenses and other assets, net	72,764	60,024
Total assets	$3,780,885	$3,909,312
Liabilities and equity
Liabilities:
Debt, net	$1,904,001	$2,077,752
Accounts payable and accrued expenses	108,682	91,755
Rents received in advance and security deposits	29,798	37,148
Dividends and distributions payable	31,335	30,178
Deferred revenue associated with operating leases	12,666	19,758
Interest rate derivatives	1,572	3,160
Redeemable preferred shares of beneficial interest	26,583	—
Other liabilities	48,605	13,779
Total liabilities	2,163,242	2,273,530
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	22,979	19,218
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	172,500	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 98,498,651 at December 31, 2016 and 94,531,512 at December 31, 2015)	985	945
Additional paid-in capital	2,116,581	2,004,507
Cumulative distributions in excess of net income	(765,276)	(657,172)
Accumulated other comprehensive loss	(1,731)	(2,838)
Total Corporate Office Properties Trust’s shareholders’ equity	1,523,059	1,544,525
Noncontrolling interests in subsidiaries:
Common units in COPLP	49,228	52,359
Preferred units in COPLP	8,800	8,800
Other consolidated entities	13,577	10,880
Noncontrolling interests in subsidiaries	71,605	72,039
Total equity	1,594,664	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,780,885	$3,909,312
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$417,711	$420,340	$386,396
Tenant recoveries and other real estate operations revenue	108,253	98,724	93,329
Construction contract and other service revenues	48,364	106,402	106,748
Total revenues	574,328	625,466	586,473
Expenses
Property operating expenses	197,530	194,494	179,934
Depreciation and amortization associated with real estate operations	132,719	140,025	136,086
Construction contract and other service expenses	45,481	102,696	100,058
Impairment losses	101,391	23,289	1,416
General, administrative and leasing expenses	36,553	31,361	31,794
Business development expenses and land carry costs	8,244	13,507	5,573
Total operating expenses	521,918	505,372	454,861
Operating income	52,410	120,094	131,612
Interest expense	(83,163)	(89,074)	(92,393)
Interest and other income	5,444	4,517	4,923
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(9,552)
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(26,419)	120,812	34,590
Equity in income of unconsolidated entities	1,332	62	229
Income tax expense	(244)	(199)	(310)
(Loss) income from continuing operations	(25,331)	120,675	34,509
Discontinued operations	—	156	26
(Loss) income before gain on sales of real estate	(25,331)	120,831	34,535
Gain on sales of real estate	40,986	68,047	10,671
Net income	15,655	188,878	45,206
Net income attributable to noncontrolling interests:
Common units in COPLP	155	(6,403)	(1,006)
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,711)	(3,515)	(3,285)
Net income attributable to COPT	11,439	178,300	40,255
Preferred share dividends	(14,297)	(14,210)	(15,939)
Issuance costs associated with redeemed preferred shares	(17)	—	(1,769)
Net (loss) income attributable to COPT common shareholders	$(2,875)	$164,090	$22,547
Net income attributable to COPT:
Income from continuing operations	$11,439	$178,147	$40,225
Discontinued operations, net	—	153	30
Net income attributable to COPT	$11,439	$178,300	$40,255
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.03)	$1.74	$0.25
Net (loss) income attributable to COPT common shareholders	$(0.03)	$1.74	$0.25
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.03)	$1.74	$0.25
Net (loss) income attributable to COPT common shareholders	$(0.03)	$1.74	$0.25
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$15,655	$188,878	$45,206
Other comprehensive loss
Unrealized losses on interest rate derivatives	(2,915)	(4,739)	(7,799)
Losses on interest rate derivatives included in interest expense	4,230	3,599	2,990
Losses on interest rate derivatives included in loss on early extinguishment of debt	—	—	38
Equity in other comprehensive loss of equity method investee	(184)	(264)	—
Other comprehensive income (loss)	1,131	(1,404)	(4,771)
Comprehensive income	16,786	187,474	40,435
Comprehensive income attributable to noncontrolling interests	(4,240)	(10,715)	(4,957)
Comprehensive income attributable to COPT	$12,546	$176,759	$35,478

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (140,149 shares)	—	2	1,841	—	—	(1,843)	—
Common shares issued to the public (5,520,000 shares)	—	55	148,611	—	—	—	148,666
Exercise of share options (62,888 shares)	—	—	1,489	—	—	—	1,489
Share-based compensation (137,735 shares issued, net of redemptions)	—	2	7,048	—	—	—	7,050
Redemption of vested equity awards	—	—	(1,554)	—	—	—	(1,554)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(3,382)	—	—	3,382	—
Comprehensive income	—	—	—	40,255	(4,777)	2,796	38,274
Dividends	—	—	—	(113,882)	—	—	(113,882)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,929)	(4,929)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	134	—	—	—	134
Tax loss from share-based compensation	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014 (93,255,284 common shares outstanding)	199,083	933	1,969,968	(717,264)	(1,297)	69,461	1,520,884
Conversion of common units to common shares (160,160 shares)	—	2	2,149	—	—	(2,151)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (149,353 shares issued, net of redemptions)	—	1	7,397	—	—	—	7,398
Redemption of vested equity awards	—	—	(2,462)	—	—	—	(2,462)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(682)	—	—	682	—
Comprehensive income	—	—	—	178,300	(1,541)	8,488	185,247
Dividends	—	—	—	(118,208)	—	—	(118,208)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,706)	(4,706)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	300	300
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	116	—	—	—	116
Tax loss from share-based compensation	—	—	(513)	—	—	—	(513)
Balance at December 31, 2015 (94,531,512 common shares outstanding)	199,083	945	2,004,507	(657,172)	(2,838)	72,039	1,616,564
Reclassification of preferred shares to be redeemed to liability (531,667 shares)	(26,583)	—	17	(17)	—	—	(26,583)
Conversion of common units to common shares (87,000 shares)	—	1	1,166	—	—	(1,167)	—
Common shares issued under at-the-market program (3,721,227 shares)	—	37	109,016	—	—	—	109,053
Share-based compensation (158,912 shares issued, net of redemptions)	—	2	7,451	—	—	—	7,453
Redemption of vested equity awards	—	—	(2,466)	—	—	—	(2,466)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,158)	—	—	2,158	—
Comprehensive income	—	—	—	11,439	1,107	1,997	14,543
Dividends	—	—	—	(119,526)	—	—	(119,526)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,650)	(4,650)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(621)	—	—	—	(621)
Tax loss from share-based compensation	—	—	(331)	—	—	—	(331)
Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(765,276)	$(1,731)	$71,605	$1,594,664
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$511,338	$501,779	$479,605
Construction contract and other service revenues received	76,824	117,107	89,180
Property operating expenses paid	(197,254)	(190,281)	(178,803)
Construction contract and other service expenses paid	(46,318)	(124,481)	(79,271)
General, administrative, leasing, business development and land carry costs paid	(34,877)	(38,113)	(29,521)
Interest expense paid	(78,158)	(65,816)	(79,095)
Payments in connection with early extinguishment of debt	(654)	(373)	(9,017)
Interest and other income received	960	4,194	607
Income taxes (paid) refunded	(5)	(8)	200
Other	682	—	—
Net cash provided by operating activities	232,538	204,008	193,885
Cash flows from investing activities
Construction, development and redevelopment	(161,519)	(234,346)	(200,385)
Acquisitions of operating properties and related intangible assets	—	(202,866)	—
Tenant improvements on operating properties	(34,275)	(29,413)	(27,037)
Other capital improvements on operating properties	(26,345)	(23,147)	(28,720)
Proceeds from dispositions of properties	262,866	193,735	57,782
Proceeds from partial sales of properties, net of related debt	43,681	—	—
Investing receivables funded	(48)	(22)	(3,731)
Investing receivables payments received	—	5,114	10,279
Leasing costs paid	(10,296)	(13,710)	(16,234)
Other	(2,615)	(2,877)	(1,643)
Net cash provided by (used in) investing activities	71,449	(307,532)	(209,689)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	495,500	522,000	232,000
Unsecured senior notes	—	296,580	297,342
Other debt proceeds	255,000	164,000	11,569
Repayments of debt
Revolving Credit Facility	(539,000)	(561,500)	(149,000)
Scheduled principal amortization	(5,395)	(6,728)	(6,517)
Other debt repayments	(323,107)	(155,307)	(394,653)
Deferred financing costs paid	(825)	(7,522)	(708)
Net proceeds from issuance of common shares	109,069	28,567	150,174
Redemption of preferred shares	—	—	(50,000)
Common share dividends paid	(104,135)	(103,638)	(96,330)
Preferred share dividends paid	(14,210)	(14,210)	(16,731)
Distributions paid to noncontrolling interests in COPLP	(4,619)	(4,752)	(5,008)
Distributions paid to redeemable noncontrolling interests	(15,206)	(2,993)	(1,467)
Redemption of vested equity awards	(2,466)	(2,462)	(1,554)
Other	(5,040)	5,722	(1,609)
Net cash (used in) provided by financing activities	(154,434)	157,757	(32,492)
Net increase (decrease) in cash and cash equivalents	149,553	54,233	(48,296)
Cash and cash equivalents
Beginning of year	60,310	6,077	54,373
End of year	$209,863	$60,310	$6,077

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$15,655	$188,878	$45,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	134,870	142,231	138,490
Impairment losses	101,341	23,523	1,419
Amortization of deferred financing costs and net debt discounts	5,885	5,588	5,587
Increase in deferred rent receivable	(145)	(14,969)	(3,520)
Gain on sales of real estate	(40,986)	(68,047)	(10,695)
Share-based compensation	6,843	6,574	6,164
Loss (gain) on early extinguishment of debt	456	(86,028)	651
Other	(4,295)	528	(3,242)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,262)	1,331	(2,011)
(Increase) decrease in restricted cash and marketable securities	(365)	(1,241)	1,352
(Increase) decrease in prepaid expenses and other assets, net	(17,272)	2,853	(10,126)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	43,163	(3,620)	25,091
(Decrease) increase in rents received in advance and security deposits	(7,350)	6,407	(481)
Net cash provided by operating activities	$232,538	$204,008	$193,885
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$5,950	$(14,797)	$(3,779)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$(114,597)	$—	$—
Increase in investment in unconsolidated real estate joint venture	$25,680	$—	$—
Decrease in debt	$59,534	$—	$—
Other net decreases in assets and liabilities	$3,619	$—	$—
Debt assumed on acquisition of operating property	$—	$55,490	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,179	$—
Decrease in property in connection with surrender of property in settlement of debt	$—	$(82,738)	$—
Decrease in debt in connection with surrender of property in settlement of debt	$—	$(150,000)	$—
Increase in property and redeemable noncontrolling interests in connection with property contribution by a redeemable noncontrolling interest in a joint venture	$—	$1,415	$—
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$1,315	$(1,140)	$(4,866)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)	$—
Reclassification of preferred shares to be redeemed to liability	$26,583	$—	$—
Dividends/distribution payable	$31,335	$30,178	$29,862
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,167	$2,151	$1,843
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,158	$682	$3,382
Increase (decrease) in redeemable noncontrolling interest and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$621	$(116)	$(134)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2016	2015
Assets
Properties, net:
Operating properties, net	$2,671,831	$2,920,529
Projects in development or held for future development	401,531	429,219
Total properties, net	3,073,362	3,349,748
Assets held for sale, net	94,654	96,782
Cash and cash equivalents	209,863	60,310
Restricted cash and marketable securities	2,756	1,953
Investment in unconsolidated real estate joint venture	25,548	—
Accounts receivable (net of allowance for doubtful accounts of $603 and $1,525, respectively)	34,438	29,167
Deferred rent receivable (net of allowance of $373 and $1,962, respectively)	90,219	105,484
Intangible assets on real estate acquisitions, net	78,351	98,338
Deferred leasing costs (net of accumulated amortization of $65,988 and $66,364, respectively)	41,214	53,868
Investing receivables	52,279	47,875
Prepaid expenses and other assets, net	72,764	60,024
Total assets	$3,775,448	$3,903,549
Liabilities and equity
Liabilities:
Debt, net	$1,904,001	$2,077,752
Accounts payable and accrued expenses	108,682	91,755
Rents received in advance and security deposits	29,798	37,148
Distributions payable	31,335	30,178
Deferred revenue associated with operating leases	12,666	19,758
Interest rate derivatives	1,572	3,160
Redeemable preferred units of general partner, 531,667 units outstanding at December 31, 2016	26,583	—
Other liabilities	43,168	8,016
Total liabilities	2,157,805	2,267,767
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	22,979	19,218
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 6,900,000 and 7,431,667 at December 31, 2016 and 2015, respectively	172,500	199,083
Limited partner, 352,000 preferred units outstanding at December 31, 2016 and 2015	8,800	8,800
Common units, 98,498,651 and 94,531,512 held by the general partner and 3,590,391 and 3,677,391 held by limited partners at December 31, 2016 and 2015, respectively	1,401,597	1,400,745
Accumulated other comprehensive loss	(1,854)	(2,985)
Total Corporate Office Properties, L.P.’s equity	1,581,043	1,605,643
Noncontrolling interests in subsidiaries	13,621	10,921
Total equity	1,594,664	1,616,564
Total liabilities, redeemable noncontrolling interest and equity	$3,775,448	$3,903,549
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$417,711	$420,340	$386,396
Tenant recoveries and other real estate operations revenue	108,253	98,724	93,329
Construction contract and other service revenues	48,364	106,402	106,748
Total revenues	574,328	625,466	586,473
Expenses
Property operating expenses	197,530	194,494	179,934
Depreciation and amortization associated with real estate operations	132,719	140,025	136,086
Construction contract and other service expenses	45,481	102,696	100,058
Impairment losses	101,391	23,289	1,416
General, administrative and leasing expenses	36,553	31,361	31,794
Business development expenses and land carry costs	8,244	13,507	5,573
Total operating expenses	521,918	505,372	454,861
Operating income	52,410	120,094	131,612
Interest expense	(83,163)	(89,074)	(92,393)
Interest and other income	5,444	4,517	4,923
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(9,552)
(Loss) income from continuing operations before equity in income of unconsolidated entities and income taxes	(26,419)	120,812	34,590
Equity in income of unconsolidated entities	1,332	62	229
Income tax expense	(244)	(199)	(310)
(Loss) income from continuing operations	(25,331)	120,675	34,509
Discontinued operations	—	156	26
(Loss) income before gain on sales of real estate	(25,331)	120,831	34,535
Gain on sales of real estate	40,986	68,047	10,671
Net income	15,655	188,878	45,206
Net income attributable to noncontrolling interests in consolidated entities	(3,715)	(3,520)	(3,276)
Net income attributable to COPLP	11,940	185,358	41,930
Preferred unit distributions	(14,957)	(14,870)	(16,599)
Issuance costs associated with redeemed preferred units	(17)	—	(1,769)
Net (loss) income attributable to COPLP common unitholders	$(3,034)	$170,488	$23,562
Net income attributable to COPLP:
Income from continuing operations	$11,940	$185,199	$41,899
Discontinued operations, net	—	159	31
Net income attributable to COPLP	$11,940	$185,358	$41,930
Basic earnings per common unit (1)
(Loss) income from continuing operations	$(0.04)	$1.74	$0.25
Net (loss) income attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25
Diluted earnings per common unit (1)
(Loss) income from continuing operations	$(0.04)	$1.74	$0.25
Net (loss) income attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$15,655	$188,878	$45,206
Other comprehensive loss
Unrealized losses on interest rate derivatives	(2,915)	(4,739)	(7,799)
Losses on interest rate derivatives included in interest expense	4,230	3,599	2,990
Losses on interest rate derivatives included in loss on early extinguishment of debt	—	—	38
Equity in other comprehensive loss of equity method investee	(184)	(264)	—
Other comprehensive income (loss)	1,131	(1,404)	(4,771)
Comprehensive income	16,786	187,474	40,435
Comprehensive income attributable to noncontrolling interests	(3,715)	(3,720)	(3,492)
Comprehensive income attributable to COPLP	$13,071	$183,754	$36,943

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	5,520,000	148,666	—	—	148,666
Issuance of common units resulting from exercise of share options	—	—	—	—	62,888	1,489	—	—	1,489
Share-based compensation (units net of redemption)	—	—	—	—	137,735	7,050	—	—	7,050
Redemptions of vested equity awards	—	—	—	—	—	(1,554)	—	—	(1,554)
Comprehensive income	—	660	—	15,939	—	25,331	(4,986)	1,330	38,274
Distributions to owners of common and preferred units	—	(660)	—	(15,939)	—	(102,212)	—	—	(118,811)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	134	—	—	134
Tax loss from share-based compensation	—	—	—	—	—	(3)	—	—	(3)
Balance at December 31, 2014	352,000	8,800	7,431,667	199,083	97,092,835	1,305,219	(1,381)	9,163	1,520,884
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	149,353	7,398	—	—	7,398
Redemptions of vested equity awards	—	—	—	—	—	(2,462)	—	—	(2,462)
Comprehensive income	—	660	—	14,210	—	170,488	(1,604)	1,493	185,247
Distributions to owners of common and preferred units	—	(660)	—	(14,210)	—	(108,044)	—	—	(122,914)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	300	300
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	116	—	—	116
Tax loss from share-based compensation	—	—	—	—	—	(513)	—	—	(513)
Balance at December 31, 2015	352,000	8,800	7,431,667	199,083	98,208,903	1,400,745	(2,985)	10,921	1,616,564
Reclassification of preferred units to be redeemed to liability	—	—	(531,667)	(26,583)	—	—	—	—	(26,583)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	3,721,227	109,053	—	—	109,053
Share-based compensation (units net of redemption)	—	—	—	—	158,912	7,453	—	—	7,453
Redemptions of vested equity awards	—	—	—	—	—	(2,466)	—	—	(2,466)
Comprehensive income	—	660	—	14,297	—	(3,017)	1,131	1,472	14,543
Distributions to owners of common and preferred units	—	(660)	—	(14,297)	—	(109,219)	—	—	(124,176)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(621)	—	—	(621)
Tax loss from share-based compensation	—	—	—	—	—	(331)	—	—	(331)
Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,401,597	$(1,854)	$13,621	$1,594,664
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$511,338	$501,779	$479,605
Construction contract and other service revenues received	76,824	117,107	89,180
Property operating expenses paid	(197,254)	(190,281)	(178,803)
Construction contract and other service expenses paid	(46,318)	(124,481)	(79,271)
General, administrative, leasing, business development and land carry costs paid	(34,877)	(38,113)	(29,521)
Interest expense paid	(78,158)	(65,816)	(79,095)
Payments in connection with early extinguishment of debt	(654)	(373)	(9,017)
Interest and other income received	960	4,194	607
Income taxes (paid) refunded	(5)	(8)	200
Other	682	—	—
Net cash provided by operating activities	232,538	204,008	193,885
Cash flows from investing activities
Construction, development and redevelopment	(161,519)	(234,346)	(200,385)
Acquisitions of operating properties and related intangible assets	—	(202,866)	—
Tenant improvements on operating properties	(34,275)	(29,413)	(27,037)
Other capital improvements on operating properties	(26,345)	(23,147)	(28,720)
Proceeds from dispositions of properties	262,866	193,735	57,782
Proceeds from partial sales of properties, net of related debt	43,681	—	—
Investing receivables funded	(48)	(22)	(3,731)
Investing receivables payments received	—	5,114	10,279
Leasing costs paid	(10,296)	(13,710)	(16,234)
Other	(2,615)	(2,877)	(1,643)
Net cash provided by (used in) investing activities	71,449	(307,532)	(209,689)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	495,500	522,000	232,000
Unsecured senior notes	—	296,580	297,342
Other debt proceeds	255,000	164,000	11,569
Repayments of debt
Revolving Credit Facility	(539,000)	(561,500)	(149,000)
Scheduled principal amortization	(5,395)	(6,728)	(6,517)
Other debt repayments	(323,107)	(155,307)	(394,653)
Deferred financing costs paid	(825)	(7,522)	(708)
Net proceeds from issuance of common units	109,069	28,567	150,174
Redemption of preferred units	—	—	(50,000)
Common unit distributions paid	(108,094)	(107,730)	(100,678)
Preferred unit distributions paid	(14,870)	(14,870)	(17,391)
Distributions paid to redeemable noncontrolling interests	(15,206)	—	—
Redemption of vested equity awards	(2,466)	(2,462)	(1,554)
Other	(5,040)	2,729	(3,076)
Net cash (used in) provided by financing activities	(154,434)	157,757	(32,492)
Net increase (decrease) in cash and cash equivalents	149,553	54,233	(48,296)
Cash and cash equivalents
Beginning of year	60,310	6,077	54,373
End of year	$209,863	$60,310	$6,077

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$15,655	$188,878	$45,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	134,870	142,231	138,490
Impairment losses	101,341	23,523	1,419
Amortization of deferred financing costs and net debt discounts	5,885	5,588	5,587
Increase in deferred rent receivable	(145)	(14,969)	(3,520)
Gain on sales of real estate	(40,986)	(68,047)	(10,695)
Share-based compensation	6,843	6,574	6,164
Loss (gain) on early extinguishment of debt	456	(86,028)	651
Other	(4,295)	528	(3,242)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,262)	1,331	(2,011)
Increase in restricted cash and marketable securities	(691)	(1,360)	(234)
(Increase) decrease in prepaid expenses and other assets, net	(17,272)	2,853	(10,126)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	43,489	(3,501)	26,677
(Decrease) increase in rents received in advance and security deposits	(7,350)	6,407	(481)
Net cash provided by operating activities	$232,538	$204,008	$193,885
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$5,950	$(14,797)	$(3,779)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$22,600	$—	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$6,675	$—	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$(114,597)	$—	$—
Increase in investment in unconsolidated real estate joint venture	$25,680	$—	$—
Decrease in debt	$59,534	$—	$—
Other net decreases in assets and liabilities	$3,619	$—	$—
Debt assumed on acquisition of operating property	$—	$55,490	$—
Other liabilities assumed on acquisition of operating properties	$—	$5,179	$—
Decrease in property in connection with surrender of property in settlement of debt	$—	$(82,738)	$—
Decrease in debt in connection with surrender of property in settlement of debt	$—	$(150,000)	$—
Increase in property and redeemable noncontrolling interests in connection with property contribution by a redeemable noncontrolling interest in a joint venture	$—	$1,415	$—
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$1,315	$(1,140)	$(4,866)
Equity in other comprehensive loss of an equity method investee	$(184)	$(264)	$—
Reclassification of preferred units to be redeemed to liability	$26,583	$—	$—
Distributions payable	$31,335	$30,178	$29,862
Increase (decrease) in redeemable noncontrolling interest and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$621	$(116)	$(134)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of traditional office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of December 31, 2016, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•
164 operating office properties totaling 17.2 million square feet, including 13 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
11 office properties under construction or redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including three partially operational properties and two properties completed but held for future lease to the United States Government;

•	1,028 acres of land controlled for future development that we believe could be developed into approximately 12.2 million square feet and an additional 199 acres of other land; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2016, COPT owned 96.5% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Acquisitions of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

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

We capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for a property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.

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

We assess each of our properties for indicators of impairment quarterly or when circumstances indicate that a property may

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

be impaired.  If our analyses indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties.  For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the recovery analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans. Changes in holding periods may require us to recognize significant impairment losses.

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
We defer costs of financing arrangements and recognize these costs as interest expense over the related loan terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We amortize deferred costs of line-of-credit arrangements ratably over the terms of such arrangements. We expense any unamortized loan costs when loans are retired early. We present deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we present in the balance sheet in the line entitled “prepaid expenses and other assets, net”.

Noncontrolling Interests

COPT’s consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT (discussed further in Note 14) and interests in consolidated real estate joint ventures not owned by us (discussed further in Note 6). COPLP’s consolidated noncontrolling interests are comprised primarily of interests in our consolidated real estate joint ventures. Also included in COPLP’s consolidated noncontrolling interests are interests in several real estate entities owned directly by COPT, or a wholly owned subsidiary of COPT, that generally do not exceed 1% of interests in such entities. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. For noncontrolling interests that are currently redeemable for cash at the option of the holders of such interests or deemed probable to eventually become redeemable, we classify such interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on COPT’s consolidated balance sheets or common units on COPLP’s balance sheet, and only recognize reductions in such interests to the extent of their carrying amount. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities’ income or losses not attributable to us.

Revenue Recognition

We recognize minimum rents, net of abatements, on a straight-line basis over the noncancelable term of tenant leases. A lease term commences when: (1) the tenant has control of the leased space (legal right to use the property); and (2) we have delivered the premises to the tenant as required under the terms of such lease. The noncancelable term of a lease includes periods when a tenant: (1) may not terminate its lease obligation early without incurring a penalty in such an amount that the continuation of the lease appears reasonably assured; (2) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (3) possesses bargain renewal options for such periods. We report the amount by which our minimum rental revenue recognized on a straight-line basis under

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

leases exceeds the contractual rent billings associated with such leases as deferred rent receivable on our consolidated balance sheets. Amounts by which our minimum rental revenue recognized on a straight-line basis under leases are less than the contractual rent billings associated with such leases are reported in liabilities as deferred revenue associated with operating leases on our consolidated balance sheets.
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

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt. We recognize all derivatives as assets or liabilities on our consolidated balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

We classify as general, administrative and leasing expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing and corporate-level insurance (including general business, director and officers and key man life) and leasing prospects, as well as associated labor and indirect costs attributable to these expenses.

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

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Ordinary income	48.0%	38.3%	64.5%	100%	38.3%	90.9%
Long-term capital gain	0.0%	61.7%	6.5%	0.0%	61.7%	9.1%
Return of capital	52.0%	0.0%	29.0%	0.0%	0.0%	0.0%
However, dividends paid on January 15, 2016 (with a record date of December 31, 2015) on COPT’s common and preferred shares were allocated to 2015 for Federal income tax purposes and characterized based on the percentages set forth above for 2015.

We distributed all of COPT’s REIT taxable income in 2016, 2015 and 2014 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $9 million higher than the amount reported on our consolidated balance sheet as of December 31, 2016 which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

Recent Accounting Pronouncements

We adopted guidance issued by the FASB effective January 1, 2016 regarding the presentation of extraordinary and unusual items in statements of operations. This guidance eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. Our adoption of this guidance did not affect our reported consolidated financial statements.

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

We adopted guidance issued by the FASB effective January 1, 2016 that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the statement of operations or disclosed in the notes. Our adoption of this guidance did not affect our reported consolidated financial statements.

We adopted guidance issued by the FASB effective December 31, 2016 regarding an entity’s ability to continue as a going concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

events that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures in certain circumstances. Our adoption of this guidance did not affect our reported consolidated financial statements.

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. While we are still completing our assessment of the impact of this guidance, below is a summary of the anticipated primary effects on our accounting and reporting.

•
Construction contract revenue: We reviewed our historical construction management arrangements and related contracts. Based on this review, we believe that we will account for these arrangements using the percentage of completion method, which is the method we have used in most cases historically. We do not currently believe that the resulting effect of the change will be material.

•
Sales of real estate: The new guidance requires recognition of a sale of real estate and resulting gain or loss when control transfers and the buyer has the ability to direct use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. The new guidance also eliminates the need to consider adequacy of buyer investment, which was replaced by additional judgments regarding collectability and intent and/or ability to pay. Since all but one of our sale transactions previously met the criteria for immediate gain recognition under existing guidance, we do not believe that the recognition pattern for these transactions will be changed by the new guidance. Our one sale transaction that did not meet the criteria for immediate full recognition under the previous standard was our contribution of data center properties into a newly-formed joint venture in July 2016, as discussed further in Notes 5 and 6. We believe that this transaction, which was accounted for as a partial sale under existing guidance, would meet the criteria for immediate full gain recognition under the new guidance; this would result in an additional $18 million in income being recognizable in 2016 under the new guidance that is currently being amortized into income in future periods under existing guidance.

•
Real estate revenue associated with executory costs and other non-lease components: Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (discussed below) goes into effect, we believe that the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, then revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. We are in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

We are required to adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use.

In February 2016, the FASB issued guidance that sets forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The guidance requires lessors of real estate to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While we are still completing our assessment of the impact of this guidance, below is a summary of the anticipated primary effects of this guidance on our accounting and reporting.

•	Real estate leases in which we are the lessor:

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

◦
Balance sheet reporting: We believe that we will apply an approach under the new guidance that is similar to the current accounting for operating leases, in which we will continue to recognize the underlying leased asset as property on our balance sheet.

◦
Deferral of compensation-related lease costs: Under the new lease guidance, lessors may only capitalize their incremental direct costs of leasing. As a result, we believe that we will no longer be able to defer the recognition of compensation-related costs in connection with new or extended tenant leases; these deferrals totaled $1.1 million in 2016, $1.2 million in 2015 and $1.3 million in 2014.

◦
Lease revenue reporting: As discussed in further detail above in connection with the new revenue guidance, we believe that the new revenue standard may apply to executory costs and other components of revenue deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, we would need to separate the lease components of revenue due under leases from the non-lease components. Under the new guidance, we would continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize the non-lease components under the new revenue guidance as the related services are delivered. As discussed above, we are in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases we have for certain properties; as of December 31, 2016, our future minimum rental payments under these leases totaled $90.9 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize a right-of-use asset and a lease liability for the present value of these minimum lease payments. We believe that these leases most likely will be classified as finance leases under the new guidance; as a result, the interest component of each lease payment would be recorded as interest expense and the right-of-use asset would be amortized into expense using the straight-line method over the life of the lease.

This guidance is effective for reporting periods beginning January 1, 2019, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is also permitted for this guidance.

In March 2016, the FASB issued guidance intended to simplify various aspects related to the accounting and presentation for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. We adopted this guidance effective January 1, 2017. In connection with our adoption of this policy, we made an entity-wide accounting policy election to continue to account for potential future award forfeitures by estimating the number of awards that are expected to vest. Our adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g. loan commitments). Under the new guidance, an entity will recognize its estimate of expected credit losses as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and to be presented at the net amount expected to be collected. The guidance is effective for us beginning January 1, 2020, with early adoption permitted after December 2018. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for us beginning January 1, 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business used by entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for us beginning January 1, 2018, with early adoption permitted, and should be applied prospectively on or after the effective date. Under the new guidance it is expected that the majority of our future operating property acquisitions will be accounted for as asset acquisitions, whereas under the current guidance our recent acquisitions have been accounted for as business combinations; we believe that the primary effect of this change will be that transactions costs associated with acquisitions will be capitalized rather than expensed as incurred.

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

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $5.4 million as of December 31, 2016 and $5.8 million as of December 31, 2015, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2016 and 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As discussed further in Note 6, our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC, have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 8, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 10, we estimated the fair value of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 8 for investing receivables, Note 10 for debt and Note 11 for interest rate derivatives.

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2016:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,346	$—	$—	$5,346
Other	91	—	—	91
Interest rate derivatives (2)	—	158	—	158
Total assets	$5,437	$158	$—	$5,595
Liabilities:
Deferred compensation plan liability (3)	$—	$5,437	$—	$5,437
Interest rate derivatives	—	1,572	—	1,572
Redeemable preferred shares of beneficial interest (4)	—	26,583	—	26,583
Total liabilities	$—	$33,592	$—	$33,592

December 31, 2015:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,658	$—	$—	$5,658
Other	105	—	—	105
Interest rate derivatives (2)	—	53	—	53
Total assets	$5,763	$53	$—	$5,816
Liabilities:
Deferred compensation plan liability (3)	$—	$5,763	$—	$5,763
Interest rate derivatives	—	3,160	—	3,160
Total liabilities	$—	$8,923	$—	$8,923

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.
(4) See disclosure regarding our Series K Preferred Shares in Note 13.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2016:
Assets:
Interest rate derivatives (1)	$—	$158	$—	$158
Liabilities:
Interest rate derivatives	$—	$1,572	$—	$1,572
Redeemable preferred units of general partner (2)	—	26,583	—	26,583
Total liabilities	$—	$28,155	$—	$28,155

December 31, 2015:
Assets:
Interest rate derivatives (1)	$—	$53	$—	$53
Liabilities:
Interest rate derivatives	$—	$3,160	$—	$3,160

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.
(2) See disclosure regarding our Series K Preferred Units in Note 14.

2016 Nonrecurring Fair Value Measurements

In the first quarter of 2016, we set a goal to raise cash from sales of properties in 2016 considerably in excess of the $96.8 million in assets held for sale at December 31, 2015. The specific properties we would sell to achieve this goal had not been identified when the goal was established. Throughout 2016, we engaged in the process of identifying properties we would sell.

In the first quarter of 2016, we reclassified: most of our properties in Greater Philadelphia (included in our Regional Office segment); two properties in the Fort Meade/BW Corridor sub-segment; and our remaining land holdings in Colorado Springs, Colorado (“Colorado Springs”) to held for sale and recognized $2.4 million of impairment losses. As of March 31, 2016, we had $225.9 million of assets held for sale.

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

•
$6.2 million on the property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell; and

•
$2.4 million primarily on land in Colorado Springs and operating properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office Segment) classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on updated negotiations with prospective buyers.

There were no property sales in the second quarter of 2016 and as of June 30, 2016, we had $300.6 million of assets held for sale.

During the third quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering refinements to our disposition strategy made during the third quarter of 2016 to sell an additional operating property in our Northern Virginia Defense/IT sub-segment, an additional operating property in our Fort Meade/BW Corridor sub-segment and our remaining operating properties and land in White Marsh that had not previously been classified as held for sale. In connection with our determinations that we planned to sell these properties, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

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

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 5), and had $161.5 million of assets held for sale as of September 30, 2016.

We executed property sales of $54.1 million in the fourth quarter of 2016 (discussed further in Note 5), and had $94.7 million of assets held for sale as of December 31, 2016. As part of our closing process for the fourth quarter, we conducted our quarterly review of our portfolio for indicators of impairment and found there to be no impairment losses for the quarter other than additional impairment losses of $1.3 million on properties previously classified as held for sale in White Marsh, where prospective purchasers reduced offering prices, and $0.3 million of losses on properties that were sold during the period.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of these assets as of December 31, 2016 (dollars in thousands):

Fair Values as of December 31, 2016
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net	$—	$—	$79,685	$79,685

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of December 31, 2016 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$77,203	Discount rate	9.3% - 11.3% (9.9%)
		Terminal capitalization rate	7.8% - 8.5% (8.1%)
Yield analyses	$2,482	Investor yield requirement	9.0% (1)

(1) Only one fair value applied for this unobservable input.

2015 Nonrecurring Fair Value Measurements

In 2015, we recognized the following impairment losses resulting from nonrecurring fair value measurements:

•
$12.8 million on land in Colorado Springs. We classified some of this land as held for sale in the fourth quarter of 2015, at which time we adjusted the land to its estimated fair value less costs to sell. Due to the impairment loss on the land held for sale, we updated our estimates of fair value for other land owned in Colorado Springs and determined that the carrying value of some of this land exceeded such land’s estimated fair value, which resulted in recognition of an additional impairment loss;

•
$6.6 million on land in Aberdeen. After concluding during the fourth quarter that we no longer expected to develop operating properties on the land, we determined that the carrying amount of the land would not likely be recovered from the sale of this property over the likely remaining holding period. Accordingly, we adjusted the land to its estimated fair value;

•
$2.6 million on operating properties in White Marsh (included in our Regional Office segment) that we decided to sell and whose carrying amounts exceeded their estimated fair values less costs to sell. These properties were reclassified as held for sale during the year; and

•
$1.3 million on an operating property in Northern Virginia (included in our Regional Office segment) that we sold on July 27, 2015 following receipt of an unsolicited offer. This property’s carrying value exceeded its fair value less costs to sell.

2014 Nonrecurring Fair Value Measurements

In 2014, we recognized impairment losses totaling $1.4 million primarily in connection with certain of our operating properties in White Marsh that we decided to sell and whose carrying amounts exceeded the cash flows from the operations and sales of the properties over the shortened period. These properties were subsequently disposed during the year.

4.    Concentration of Revenue

A large concentration of our revenue from real estate operations was earned from our largest tenant, the United States Government, including 21% of our rental revenue in 2016, 20% in 2015 and 18% in 2014 (continuing and discontinued operations, and excluding tenant recoveries and other real estate operations revenue). Our rental revenue from the United States Government was earned primarily from properties in the Fort Meade/Baltimore Washington Corridor, Lackland Air Force Base, Navy Support Locations and Redstone Arsenal business subsegments (see Note 17). No other individual tenants accounted for 10% or more of our revenue from real estate operations. In addition, we also derived 87% of our construction contract revenue from the United States Government in 2016 and in excess of 90% in 2015 and 2014.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition, we derived large concentrations of our revenue from real estate operations from certain business segments as set forth in Note 17.

5.    Properties, net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$433,311	$463,305
Buildings and improvements	2,944,905	3,157,587
Less: Accumulated depreciation	(706,385)	(700,363)
Operating properties, net	$2,671,831	$2,920,529

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$195,521	$207,774
Development in progress, excluding land	206,010	221,445
Projects in development or held for future development	$401,531	$429,219

Our properties held for sale included:

•
as of December 31, 2016: eight operating properties in White Marsh (included primarily in our Regional Office segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in White Marsh and Northern Virginia; and

•
as of December 31, 2015: 13 operating properties in White Marsh (included in our Regional Office segment); two operating properties in San Antonio, Texas (included in our Other segment); and land in Northern Virginia and Colorado Springs.

The table below sets forth the components of assets held for sale (in thousands):

	December 31,
	2016	2015
Properties, net	$85,402	$90,188
Deferred rent receivable	4,241	2,891
Intangible assets on real estate acquisitions, net	338	1,591
Deferred leasing costs, net	3,636	1,391
Lease incentives, net	1,037	721
Assets held for sale, net	$94,654	$96,782

In 2014, we recognized $12.9 million in additional depreciation expense resulting from our shortening of the useful life of a property in Greater Philadelphia, Pennsylvania (included in our Regional Office segment) that was removed from service for redevelopment. This property was sold in 2016.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2016 Dispositions

In 2016, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Disposition	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
Arborcrest Corporate Campus (1)	Philadelphia, PA	Regional Office	8/4/2016	4	654,000	$142,800	$4,742
8003 Corporate Drive	White Marsh, MD	Regional Office	8/17/2016	1	18,000	2,400	—
1341 & 1343 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	9/9/2016	2	25,000	2,900	848
8007, 8013, 8015, 8019 and 8023-8027 Corporate Drive (1)	White Marsh, MD	Regional Office	9/21/2016	5	130,000	14,513	1,906
1302, 1304 and 1306 Concourse Drive	Linthicum, MD	Fort Meade/BW Corridor	9/29/2016	3	299,000	48,100	8,375
2900 Towerview Road	Herndon, VA	Northern Virginia Defense/IT	10/19/2016	1	151,000	12,100	—
4940 Campbell Boulevard	White Marsh, MD	Regional Office	11/17/2016	1	50,000	5,200	—
1560 A and B Cable Ranch Road	San Antonio, TX	Other	11/30/2016	2	120,000	10,300	—
1331 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	12/19/2016	1	29,000	2,625	—
900 Elkridge Landing Road	Linthicum, MD	Fort Meade/BW Corridor	12/22/2016	1	101,000	7,800	—
				21	1,577,000	$248,738	$15,871

(1) This disposition also included land.

We also sold:

•
a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into a newly-formed joint venture, GI-COPT DC Partnership LLC (“GI-COPT”), for an aggregate property value of $147.6 million on July 21, 2016. We obtained $60.0 million in non-recourse mortgage loans on the properties through the joint venture immediately prior to the sale of our interest and received the net proceeds. Our partner in the joint venture acquired the 50% interest in the joint venture from us for $44.3 million. We account for our 50% interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on the sale of our interest of $17.9 million; and

•	other land for $21.8 million and recognized a gain on sale of $7.2 million.

2016 Construction Activities

In 2016, we placed into service 639,000 square feet in six newly constructed office properties and 61,000 square feet in three redeveloped properties. As of December 31, 2016, we had eight office properties under construction (including a partially operational property) that we estimate will total 1.3 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and three office properties under redevelopment (including two partially operational properties) that we estimate will total 104,000 square feet upon completion.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2015 Acquisitions

In 2015, we acquired the following operating properties:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland (included in our Regional Office segment) that was 96.2% leased, for $61.8 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (included in our Northern Virginia Defense/IT segment) that was 100% leased, for $80.5 million on April 15, 2015; and

•
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland (included in our Regional Office segment) that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan with a fair value at assumption of $55.5 million.

The table below sets forth the allocation of the aggregate purchase price of these properties to the value of the acquired assets and liabilities (in thousands):

Land, operating properties	$55,076
Building and improvements	139,540
Intangible assets on real estate acquisitions	75,729
Total assets	270,345
Below-market leases	(6,808)
Total acquisition cost	$263,537

Intangible assets recorded in connection with these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$31,183	12
In-place lease value	35,139	7
Above-market leases	6,720	4
Below-market cost arrangements	2,687	40
	$75,729	10

These properties contributed:

•	revenues of $36.9 million in 2016 and $20.2 million in 2015; and

•	net income from continuing operations of $2.2 million in 2016 and $1.2 million in 2015.

We expensed operating property acquisition costs of $4.1 million in 2015 that are included in business development expenses and land carry costs on our consolidated statements of operations.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through December 31, 2016. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify the operating property acquisition costs disclosed above to the year ended December 31, 2014 from the 2015 periods in which they were actually incurred. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per shares amounts).

	For the Year Ended December 31,
	2015	2014
	(Unaudited)
Pro forma total revenues	$641,982	$623,013
Pro forma net income attributable to COPT common shareholders	$167,079	$20,796
Pro forma EPS:
Basic	$1.77	$0.23
Diluted	$1.77	$0.23

2015 Dispositions

In 2015, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Disposition	Number of Buildings	Total Rentable Square Feet	Transaction Value (1)	Gain on Disposition
1550 Westbranch Drive	McLean, VA	Regional Office	7/27/2015	1	160,000	$27,800	$—
15000 and 15010 Conference Center Drive	Chantilly, VA	Northern Virginia Defense/IT	8/28/2015	2	665,000	167,335	—
13200 Woodland Park Road	Herndon, VA	Regional Office	10/27/2015	1	397,000	84,000	42,515
9900, 9910 and 9920 Franklin Square Drive	White Marsh, MD	Regional Office	11/9/2015	3	135,000	24,150	6,468
9690 Deereco Road and 375 W. Padonia Road	Timonium, MD	Regional Office	12/17/2015	2	240,000	44,500	15,050
				9	1,597,000	$347,785	$64,033

(1)	Each of these properties were sold except for 15000 and 15010 Conference Center Drive, the disposition of which was completed in connection with a debt extinguishment, as discussed further below.

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

2015 Construction Activities

In 2015, we placed into service 897,000 square feet in seven newly constructed office properties and 170,000 square feet in two redeveloped properties.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2014 Dispositions

In 2014, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
4969 and 4979 Mercantile Road	White Marsh, MD	Regional Office	7/14/2014	2	97,000	$5,960	$2,124
9930 and 9940 Franklin Square	White Marsh, MD	Regional Office	7/30/2014	2	72,000	10,475	2,303
5020, 5022, 5024 and 5026 Campbell Boulevard	White Marsh, MD	Regional Office	8/4/2014	4	134,000	12,400	666
				8	303,000	$28,835	$5,093

We also sold land in 2014 for $28.3 million and recognized gains of $5.6 million on the sales.

2014 Construction Activities

In 2014, we placed into service 692,000 square feet in five newly constructed office properties.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

We consolidate the real estate joint ventures described below because of our: (1) power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2016 (dollars in thousands):

		Nominal
		Ownership		December 31, 2016		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	12/31/2016	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$156,745	$79,215	$51,207
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	68,900	46,563	45,966
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	40,925	—	6,993
				$266,570	$125,778	$104,166
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

In January 2016, our partner in Stevens Investors, LLC contributed to the joint venture, for a value of $22.6 million, interests in contracts controlling land to be developed (including a purchase agreement and a ground lease). Our partner subsequently received a cash distribution from the joint venture of $13.4 million, which was funded by us. Our partner is also entitled to receive an additional distribution from the joint venture of $6.7 million to be funded by us (expected by 2018) that was reported in other liabilities on our consolidated balance sheet as of December 31, 2016.

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. As of December 31, 2016, we had advanced $37.2 million to the City to fund such costs (excluding accrued interest; the aggregate amount outstanding under these notes, including accrued interest, was $49.3 million as of December 31, 2016 and is included in investing receivables on our consolidated balance sheets).  We also expect to fund additional

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved 594,000 square feet of construction commencement through December 31, 2016;

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

•
For Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time following the construction completion and stabilization (as defined in the operating agreement) of the joint venture’s office property; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP.

We disclose the activity of our redeemable noncontrolling interests in Note 12.

The ventures discussed above include only ones in which parties other than COPLP and COPT own interests.

In addition to the joint ventures set forth above, in 2014, we also owned an investment in COPT-FD Indian Head, LLC, a joint venture that owned land in Charles County, Maryland. On August 7, 2014, the joint venture’s property was sold for $6.4 million, after which the proceeds were distributed to the partners and there were no remaining business operations or assets.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 19.

Unconsolidated Real Estate Joint Venture

As described further in Note 5, on July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into GI-COPT, a newly-formed joint venture. We account for our 50% interest in the joint venture using the equity method of accounting. As of December 31, 2016, we had an investment balance in GI-COPT of $25.5 million. As of December 31, 2016, our balance was $18.1 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments in the joint venture.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$132,647	$99,940	$32,707	$134,664	$89,540	$45,124
Tenant relationship value	60,028	26,253	33,775	62,172	23,468	38,704
Below-market cost arrangements	15,102	7,285	7,817	15,102	6,692	8,410
Above-market leases	13,944	10,259	3,685	14,210	8,491	5,719
Other	1,333	966	367	1,333	952	381
	$223,054	$144,703	$78,351	$227,481	$129,143	$98,338

Amortization of the intangible asset categories set forth above totaled $20.0 million in 2016, $18.5 million in 2015 and $15.2 million in 2014. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: 10 years; below-market cost arrangements: 35 years; above-market leases: three years; and other: 26 years. The approximate weighted average amortization period for all of the categories combined is 11 years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $16.8 million for 2017; $11.6 million for 2018; $8.6 million for 2019; $6.8 million for 2020; and $6.6 million for 2021.

8.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2016	2015
Notes receivable from City of Huntsville	$49,258	$44,875
Other investing loans receivable	3,021	3,000
	$52,279	$47,875

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

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2016 or December 31, 2015.  The fair value of these receivables approximated their carrying amounts as of December 31, 2016 and December 31, 2015.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$24,432	$23,009
Lease incentives, net	18,276	11,133
Construction contract costs incurred in excess of billings	10,350	3,261
Furniture, fixtures and equipment, net	5,204	6,004
Deferred financing costs, net (1)	3,128	5,867
Deferred tax asset, net	3,036	3,467
Non-real estate equity method investments	2,355	1,636
Other assets	5,983	5,647
Prepaid expenses and other assets, net	$72,764	$60,024

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2016	2015
Operating loss carry forward	$5,084	$5,065
Share-based compensation	13	363
Accrued payroll	101	133
Property	(100)	(32)
Valuation allowance	(2,062)	(2,062)
Deferred tax asset, net	$3,036	$3,467

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. The deferred tax asset valuation allowance is due to a decrease in future projected operating income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2016 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	December 31, 2016	December 31, 2015	Stated Interest Rates as of	Scheduled Maturity as of
			December 31, 2016	December 31, 2016
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$154,143	$281,208	3.82% - 7.87% (3)	2019-2026
Variable rate secured loans	13,448	49,792	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	167,591	331,000
Revolving Credit Facility (5)	—	43,500	LIBOR + 0.875% to 1.60%	May 2019
Term Loan Facilities (6)	547,494	515,902	LIBOR + 0.90% to 2.40% (7)	2020-2022
Unsecured Senior Notes (5)
3.600%, $350,000 aggregate principal	347,128	346,714	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	246,176	245,731	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	297,843	297,378	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,368	296,019	5.00% (10)	July 2025
Unsecured notes payable	1,401	1,508	0% (11)	2026
Total debt, net	$1,904,001	$2,077,752

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.1 million as of December 31, 2016 and $8.0 million as of December 31, 2015.

(2)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $422,000 as of December 31, 2016 and $514,000 as of December 31, 2015.

(3)	The weighted average interest rate on our fixed rate mortgage loans was 4.19% as of December 31, 2016.

(4)	The interest rate on our variable rate secured loan was 2.47% as of December 31, 2016.

(5)	Refer to the paragraphs below for further disclosure.

(6)
As discussed below, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 2.23% as of December 31, 2016.

(8)
The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of December 31, 2016 and $2.2 million as of December 31, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.4 million as of December 31, 2016 and $3.8 million as of December 31, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)	Refer to the paragraphs below for further disclosure.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $460,000 as of December 31, 2016 and $554,000 as of December 31, 2015.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2016, we were within the compliance requirements of these financial covenants.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

2017	$4,061
2018	4,241
2019	4,387
2020	316,156
2021	303,875
Thereafter	1,287,509
Total	$1,920,229	(1)

(1)	Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $16.2 million.

We capitalized interest costs of $5.7 million in 2016, $7.2 million in 2015 and $6.1 million in 2014.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,187,515	$1,220,282	$1,185,842	$1,211,658
Other fixed-rate debt	155,544	156,887	282,716	291,991
Variable-rate debt	560,942	558,437	609,194	610,987
	$1,904,001	$1,935,606	$2,077,752	$2,114,636

Revolving Credit Facility

On May 6, 2015, we entered into a credit agreement with a group of lenders for which KeyBanc Capital Markets and J.P. Morgan Securities LLC acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent (the “Consolidated Credit Agreement”) to amend, restate and consolidate the terms of our existing unsecured revolving credit facility (the “Revolving Credit Facility”) and one of our term loan facilities discussed below. The lenders’ aggregate commitment under the Revolving Credit Facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The facility matures on May 6, 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 0.875% to 1.600%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2016, the maximum borrowing capacity under this facility totaled $800.0 million, all of which was available.

Weighted average borrowings under our Revolving Credit Facility totaled $90.3 million in 2016 and $125.0 million in 2015. The weighted average interest rate on our Revolving Credit Facility was 1.64% in 2016 and 1.40% in 2015.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Effective December 17, 2015, we entered into an unsecured term loan agreement with an initial commitment of $250.0 million; we borrowed $100.0 million under this loan on December 17, 2015 and $150.0 million on December 28, 2016. We also have the ability to borrow $150.0 million above the initial commitment, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on December 17, 2022.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.40% to 2.35%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

In addition to the term loans discussed above, we also had the following term loans that were repaid prior to December 31, 2016:

•	for a term loan originating in 2012, we repaid the remaining balance of $120.0 million in 2016; and

•	for a term loan originating in 2011, we repaid $100.0 million of the loan in 2014 and repaid the remaining balance of $150.0 million in 2015.

Unsecured Senior Notes

We issued the following senior notes in 2015 and 2014:

•
$300.0 million of 5.000% Senior Notes at an initial offering price of 99.510% of their face value on June 29, 2015, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses of $296.6 million. The carrying value of these notes reflects an unamortized discount totaling $3.0 million at December 31, 2016 and $3.3 million as of December 31, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%; and

•
$300.0 million of 3.700% Senior Notes at an initial offering price of 99.739% of their face value on May 14, 2014, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $297.3 million. The carrying value of these notes reflects an unamortized discount totaling $1.7 million as of December 31, 2016 and $2.1 million as of December 31, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

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

(Losses) Gains on Early Extinguishment of Debt

Our (losses) gains on early extinguishment of debt included:

•	a gain of $84.8 million on August 28, 2015 pertaining to the removal of a $150.0 million nonrecourse mortgage loan from our balance sheet as discussed further in Note 5; and

•
a loss of $9.1 million in December 2014, when we completed the defeasance of, and full satisfaction of our obligations with respect to, (1) $103.0 million principal amount of secured nonrecourse mortgage debt due to mature in November 2015 and bearing an interest rate of 5.53% and (2) $108.5 million principal amount of secured nonrecourse mortgage debt due to mature in January 2016 and bearing an interest rate of 5.56%, as well as costs related to the defeasance and satisfaction.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2016	2015
$100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	$(701)	$(1,217)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(848)	(1,429)
13,586	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	100	53
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(23)	(138)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	48	(45)
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	10	(32)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	—	(148)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	—	(151)
						$(1,414)	$(3,107)

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
		December 31,
Derivatives	Balance Sheet Location	2016	2015
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$158	$53
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(1,572)	(3,160)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Amount of losses recognized in AOCI (effective portion)	$(2,915)	$(4,739)	$(7,799)
Amount of losses reclassified from AOCI into interest expense (effective portion)	4,230	3,599	2,990
Amount of gain (loss) recognized in interest expense (ineffective portion)	378	(386)	—
Amount of loss reclassified from AOCI into loss on early extinguishment of debt	—	—	38

Over the next 12 months, we estimate that approximately $3.9 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2016, the fair value of interest rate derivatives in a liability position related to these agreements was $1.6 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2016, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $1.9 million.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.    Redeemable Noncontrolling Interests

The table below sets forth the activity in redeemable noncontrolling interests in our LW Redstone, LLC and Stevens Investors, LLC joint ventures described in Note 6 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$19,218	$18,417	$17,758
Contributions from noncontrolling interests	22,779	1,654	—
Distributions to noncontrolling interests	(21,881)	(2,964)	(1,369)
Net income attributable to noncontrolling interests	2,242	2,227	2,162
Adjustment to arrive at fair value of interests	621	(116)	(134)
Ending balance	$22,979	$19,218	$18,417

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2016, COPT had 25.0 million preferred shares authorized at $0.01 par value per share. The table below sets forth additional information pertaining to COPT’s outstanding preferred shares (dollars in thousands, except per share data):

Series	# of Shares Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Dividend Yield	Annual Dividend Per Share	Earliest Redemption Date
Series K	531,667	$26,583	January 2007	5.600%	$2.80000	1/9/2017	(1)
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	7,431,667	$199,083

(1) As discussed below, COPT redeemed all of its Series K Preferred Shares effective on January 21, 2017.

Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at COPT’s option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”) were also convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of COPLP preferred units owned by COPT that carries substantially the same terms.

COPT redeemed all of the outstanding shares of its Series K Preferred Shares effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we notified holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we present the liquidation preference of the shares as a liability on our consolidated balance sheet as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders in 2016 pertaining to the shares’ original issuance costs incurred. The liability associated with these shares is classified in Level 2 of the fair value hierarchy.

COPT redeemed all of the outstanding shares of its 7.500% Series H Cumulative Redeemable Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs incurred at the time of the redemption.

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

In October 2012, COPT established an at-the-market (“ATM”) stock offering program under which it could, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million. COPT issued 890,241 common shares under this program in 2015 at a weighted average price of $30.29 per share. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents; COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. As discussed below, this program was replaced by a new ATM program established in 2016.

In September 2016, COPT established a new ATM stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $200.0 million. This program replaced the ATM stock offering program that we previously had in place. COPT issued 3.72 million common shares in the three months ended December 31, 2016 at a weighted average price of $29.56 per share. Net proceeds from the shares issued totaled $109.1 million, after payment of $0.9 million in commissions to sales agents. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under this ATM program is an aggregate gross sales price of $90.0 million in common share sales.

Holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 87,000 in 2016, 160,160 in 2015 and 140,149 in 2014.

COPT declared dividends per common share of $1.10 in 2016, 2015 and 2014.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

14.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

The table below sets forth information pertaining to preferred units in COPLP held by COPT as of December 31, 2016 (dollars in thousands, except per unit data):

Series	# of Units Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Distribution Yield	Annual Distribution Per Unit	Earliest Redemption Date
Series K	531,667	$26,583	January 2007	5.600%	$2.80000	1/9/2017	(1)
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	7,431,667	$199,083

(1)
As discussed further in Note 13, COPT redeemed all of its Series K Cumulative Redeemable Preferred Shares effective on January 21, 2017. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since notification of this redemption occurred in December 2016, we present the liquidation preference of the related units as a liability on our consolidated balance sheet as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common unitholders in 2016 pertaining to the units’ original issuance costs incurred. The liability associated with these units is classified in Level 2 of the fair value hierarchy.

In the case of each series of preferred units, COPT had preferred shares that carry substantially the same terms. Each series of preferred units are redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Units were also convertible, subject to certain conditions, into common units on the basis of 0.8163 common units for each preferred unit. COPT, as holder of these preferred units, is entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees).

COPLP redeemed all of the outstanding units of its 7.500% Series H Cumulative Redeemable Preferred Units held by COPT on June 16, 2014 at a price of $25.00 per unit, or $50.0 million in the aggregate, plus accrued and unpaid distributions

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption.

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

Common Units

COPT owned 96.5% of COPLP’s common units as of December 31, 2016 and 96.3% as of December 31, 2015.

COPT acquired additional common units through the public offering of 5.52 million common shares in November 2014 at an offering price of $27.30 per share for net proceeds of $148.9 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP.

From 2014 through 2016, COPT issued the following common shares under ATM programs:

•
3.72 million common shares issued in 2016 at a weighted average price of $29.56 per share. Net proceeds from the shares issued totaled $109.1 million, after payment of $0.9 million in commissions to sales agents; and

•	890,241 common shares in 2015 at a weighted average price of $30.29 per share. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 87,000 in 2016, 160,160 in 2015 and 140,149 in 2014.

We declared distributions per common unit of $1.10 in 2016, 2015 and 2014.

15.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2010, COPT adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5.9 million common shares in COPT to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

In March 1998, COPT adopted a long-term incentive plan for our Trustees and employees following the approval of such plan by our common shareholders. This plan, which expired in March 2008, provided for the award of options, restricted shares and dividend equivalents.

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

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
General, administrative and leasing expenses	$5,816	$5,574	$5,307
Property operating expenses	1,027	1,000	857
Capitalized to development activities	610	824	886
Share-based compensation cost	$7,453	$7,398	$7,050

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs and deferred share awards and 0% to 5% for restricted shares.

As of December 31, 2016, unrecognized compensation costs related to unvested awards included:

•	$5.6 million on restricted shares expected to be recognized over a weighted average period of approximately three years;

•	$873,000 on PSUs expected to be recognized over a weighted average performance period of approximately two years and

•	$241,000 on deferred share awards expected to be recognized through May 2017.

We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax loss of $331,000 in 2016, $513,000 in 2015 and $3,000 in 2014 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2014, 2015 and 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	377,448	$26.96
Granted	216,607	26.73
Forfeited	(21,335)	25.10
Vested	(182,213)	28.56
Unvested as of December 31, 2014	390,507	26.19
Granted	201,024	28.69
Forfeited	(10,550)	26.05
Vested	(202,781)	26.07
Unvested as of December 31, 2015	378,200	27.58
Granted	231,937	24.77
Forfeited	(22,907)	25.31
Vested	(215,983)	27.19
Unvested as of December 31, 2016	371,247	$26.20
Unvested shares as of December 31, 2016 that are expected to vest	353,681	$26.20

The aggregate intrinsic value of restricted shares that vested was $5.4 million in 2016, $4.9 million in 2015 and $4.9 million in 2014.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

PSUs

We made the following grants of PSUs to executives from 2011 through 2016 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2016
3/3/2011	56,883	3/3/2011	3/2/2014	$2,796	—
3/1/2012	54,070	1/1/2012	12/31/2014	1,772	—
3/1/2013	69,579	1/1/2013	12/31/2015	1,867	—
3/6/2014	49,103	1/1/2014	12/31/2016	1,723	8,849
3/5/2015	45,656	1/1/2015	12/31/2017	1,678	15,767
3/1/2016	26,299	1/1/2016	12/31/2018	1,000	24,850

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

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for the 2011 PSUs that vested in 2014, there was no payout value in connection with the vesting;

•	for the 2012 PSUs that vested in 2014, we issued 40,309 common shares in settlement of the PSUs on March 5, 2015;

•	for 2013 and 2014 PSUs issued to Mr. Stephen E. Riffee, our former Chief Financial Officer who departed on February 3, 2015, we issued 15,289 common shares on March 5, 2015 in settlement of such PSUs;

•	for the 2013 PSUs that vested on December 31, 2015, there was no payout value in connection with the vesting;

•
for the 2014 and 2015 PSUs issued to Mr. Wayne H. Lingafelter, our former Executive Vice President, Development & Construction Services, who departed on March 31, 2016, we issued 10,326 common shares on May 30, 2016 in settlement of such PSUs;

•
for the 2014 and 2015 PSUs issued to Mr. Roger A. Waesche, Jr., our former Chief Executive Officer, who departed on May 12, 2016, we issued 20,569 common shares on July 12, 2016 in settlement of such PSUs; and

•
for the 2014, 2015 and 2016 PSUs issued to Ms. Karen M. Singer, our former General Counsel and Secretary, who departed on August 31, 2016, we issued 2,248 common shares on October 30, 2016 in settlement of such PSUs

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2014, 2015 and 2016 are set forth below:

	For the Years Ended December 31,
	2016	2015	2014
Grant date fair value	$38.21	$36.76	$35.09
Baseline common share value	$23.90	$29.28	$26.52
Expected volatility of common shares	20.4%	19.9%	28.6%
Risk-free interest rate	0.96%	0.99%	0.66%

Deferred Share Awards

We made the following grants of deferred share awards to nonemployee members of our Board of Trustees in 2015 and 2016 (dollars in thousands, except per share amounts):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Share
2015	24,056	$642	$26.70
2016	24,944	671	26.89

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). In 2015, we issued 15,485 common shares in settlement of deferred share awards granted in 2014; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $413,000. In 2016, we issued 12,028 common shares in settlement of deferred share awards granted in 2015; these shares had a grant date fair value of $26.70 per share, and the aggregate intrinsic value of the shares on the settlement date was $322,000.

Options

We have not issued options since 2009, and all of our options were vested and fully expensed as of December 31, 2016. The table below sets forth information regarding our outstanding options (dollars in thousands, except per share data):

	Options Outstanding and Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2013	640,927	$38.11	2	$68
December 31, 2014	559,736	$39.60	2	$167
December 31, 2015	425,347	$42.75	1	$—
December 31, 2016	201,100	$43.35	1	$31

The aggregate intrinsic value of options exercised was $300,000 in 2015 and $225,000 in 2014. No options were exercised in 2016.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We recognized executive transition costs of approximately $6.5 million in 2016 primarily for termination benefits in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer.

16.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2028. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2016 were as follows (in thousands):

Year Ending December 31,
2017	$356,982
2018	295,727
2019	247,671
2020	185,018
2021	142,114
Thereafter	359,001
$1,586,513

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; our operating wholesale data center; and other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). Effective in 2016, we changed our segment reporting measures to include certain amounts discussed below pertaining to investments in unconsolidated real estate joint ventures (“UJVs”); this change did not affect prior periods reported herein as we did not own any investments in UJVs during such periods prior to July 21, 2016 (see Note 6).

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2016
Revenues from real estate operations	$245,354	$48,964	$46,803	$28,197	$13,056	$23,836	$406,210	$85,805	$26,869	$7,080	$525,964
Property operating expenses	(83,684)	(17,824)	(27,357)	(12,690)	(4,476)	(2,674)	(148,705)	(34,095)	(11,512)	(3,218)	(197,530)
UJV NOI allocable to COPT	—	—	—	—	—	2,305	2,305	—	—	—	2,305
NOI from real estate operations	$161,670	$31,140	$19,446	$15,507	$8,580	$23,467	$259,810	$51,710	$15,357	$3,862	$330,739
Additions to long-lived assets	$26,267	$17,344	$—	$9,168	$4,352	$—	$57,131	$12,559	$299	$335	$70,324
Transfers from non-operating properties	$49,937	$28,230	$240	$—	$3,169	$103,367	$184,943	$82	$(377)	$(8)	$184,640
Segment assets at December 31, 2016	$1,255,230	$404,438	$131,957	$196,486	$110,395	$209,683	$2,308,189	$442,811	$231,954	$21,293	$3,004,247

Year Ended December 31, 2015
Revenues from real estate operations	$244,274	$49,199	$39,659	$28,177	$11,228	$21,746	$394,283	$98,165	$19,032	$7,588	$519,068
Property operating expenses	(83,309)	(20,107)	(22,004)	(13,229)	(3,497)	(2,298)	(144,444)	(36,165)	(10,402)	(3,477)	(194,488)
NOI from real estate operations	$160,965	$29,092	$17,655	$14,948	$7,731	$19,448	$249,839	$62,000	$8,630	$4,111	$324,580
Additions to long-lived assets	$31,883	$90,248	$—	$7,656	$883	$—	$130,670	$204,139	$132	$328	$335,269
Transfers from non-operating properties	$45,560	$50,690	$32,307	$1,408	$13,190	$51,492	$194,647	$22,313	$89,745	$415	$307,120
Segment assets at December 31, 2015	$1,290,028	$411,196	$134,381	$196,090	$108,038	$203,013	$2,342,746	$608,471	$243,338	$70,914	$3,265,469

Year Ended December 31, 2014
Revenues from real estate operations	$233,764	$48,313	$34,463	$31,335	$10,446	$18,421	$376,742	$85,025	$10,430	$7,514	$479,711
Property operating expenses	(80,824)	(19,071)	(19,677)	(12,576)	(3,066)	(2,272)	(137,486)	(31,427)	(7,286)	(3,600)	(179,799)
NOI from real estate operations	$152,940	$29,242	$14,786	$18,759	$7,380	$16,149	$239,256	$53,598	$3,144	$3,914	$299,912
Additions to long-lived assets	$24,173	$7,119	$—	$10,010	$4,077	$—	$45,379	$19,290	$22	$(90)	$64,601
Transfers from non-operating properties	$56,699	$360	$—	$—	$21,014	$43,154	$121,227	$17,942	$1,108	$1,622	$141,899
Segment assets at December 31, 2014	$1,264,353	$372,041	$102,232	$195,972	$97,209	$156,214	$2,188,021	$526,988	$163,177	$73,309	$2,951,495

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment revenues from real estate operations	$525,964	$519,068	$479,711
Construction contract and other service revenues	48,364	106,402	106,748
Less: Revenues from discontinued operations	—	(4)	14
Total revenues	$574,328	$625,466	$586,473

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment property operating expenses	$197,530	$194,488	$179,799
Less: Property operating expenses from discontinued operations	—	6	135
Total property operating expenses	$197,530	$194,494	$179,934

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
UJV NOI allocable to COPT	$2,305	$—	$—
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(993)	—	—
Add: Equity in income of unconsolidated non-real estate entities	20	62	229
Equity in income of unconsolidated entities	$1,332	$62	$229

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

	For the Years Ended December 31,
	2016	2015	2014
Construction contract and other service revenues	$48,364	$106,402	$106,748
Construction contract and other service expenses	(45,481)	(102,696)	(100,058)
NOI from service operations	$2,883	$3,706	$6,690

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
NOI from real estate operations	$330,739	$324,580	$299,912
NOI from service operations	2,883	3,706	6,690
Interest and other income	5,444	4,517	4,923
Equity in income of unconsolidated entities	1,332	62	229
Income tax expense	(244)	(199)	(310)
Depreciation and other amortization associated with real estate operations	(132,719)	(140,025)	(136,086)
Impairment losses	(101,391)	(23,289)	(1,416)
General, administrative and leasing expenses	(36,553)	(31,361)	(31,794)
Business development expenses and land carry costs	(8,244)	(13,507)	(5,573)
Interest expense on continuing operations	(83,163)	(89,074)	(92,393)
NOI from discontinued operations	—	(10)	(121)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(2,305)	—	—
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(9,552)
COPT consolidated (loss) income from continuing operations	$(25,331)	$120,675	$34,509

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2016	2015
Segment assets	$3,004,247	$3,265,469
Non-operating property assets	418,171	450,679
Other assets	358,467	193,164
Total COPT consolidated assets	$3,780,885	$3,909,312

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations and UJV NOI allocable to COPT are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, (loss) gain on early extinguishment of debt, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
(Loss) income from continuing operations	$(25,331)	$120,675	$34,509
Gain on sales of real estate, net	40,986	68,047	10,671
Preferred share dividends	(14,297)	(14,210)	(15,939)
Issuance costs associated with redeemed preferred shares	(17)	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(4,216)	(10,575)	(4,955)
Income from continuing operations attributable to share-based compensation awards	(419)	(706)	(432)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(3,294)	$163,231	$22,085
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	—	6,397	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(3,294)	$169,628	$22,085
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(3,294)	$163,231	$22,085
Discontinued operations	—	156	26
Discontinued operations attributable to noncontrolling interests	—	(3)	4
Numerator for basic EPS on net (loss) income attributable to COPT common shareholders	$(3,294)	$163,384	$22,115
Dilutive effect of common units in COPLP	—	6,403	—
Numerator for diluted EPS on net (loss) income attributable to COPT common shareholders	$(3,294)	$169,787	$22,115
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,502	93,914	88,092
Dilutive effect of common units	—	3,692	—
Dilutive effect of share-based compensation awards	—	61	171
Denominator for diluted EPS (common shares)	94,502	97,667	88,263
Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.03)	$1.74	$0.25
Net (loss) income attributable to COPT common shareholders	$(0.03)	$1.74	$0.25
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.03)	$1.74	$0.25
Net (loss) income attributable to COPT common shareholders	$(0.03)	$1.74	$0.25

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2016	2015	2014
Conversion of common units	3,633	—	3,897
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	434	434	434

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares and deferred share awards of 385,000 for 2016, 410,000 for 2015 and 401,000 for 2014; and

•	weighted average options of 285,000 for 2016, 469,000 for 2015 and 492,000 for 2014, respectively.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
(Loss) income from continuing operations	$(25,331)	$120,675	$34,509
Gain on sales of real estate, net	40,986	68,047	10,671
Preferred unit distributions	(14,957)	(14,870)	(16,599)
Issuance costs associated with redeemed preferred units	(17)	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(3,715)	(3,523)	(3,281)
Income from continuing operations attributable to share-based compensation awards	(419)	(706)	(432)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$(3,453)	$169,623	$23,099
Discontinued operations	—	156	26
Discontinued operations attributable to noncontrolling interests	—	3	5
Numerator for basic and diluted EPU on net (loss) income attributable to COPLP common unitholders	$(3,453)	$169,782	$23,130
Denominator (all weighted averages):
Denominator for basic EPU (common units)	98,135	97,606	91,989
Dilutive effect of share-based compensation awards	—	61	171
Denominator for diluted EPU (common units)	98,135	97,667	92,160
Basic EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25
Net (loss) income attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25
Diluted EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25
Net (loss) income attributable to COPLP common unitholders	$(0.04)	$1.74	$0.25

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2016	2015	2014
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units and deferred share awards of 385,000 for 2016, 410,000 for 2015 and 401,000 for 2014; and

•	weighted average options of 285,000 for 2016, 469,000 for 2015 and 492,000 for 2014.

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

19.    Commitments and Contingencies

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.4 million liability through December 31, 2016 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of December 31, 2016 follow (in thousands):

Year Ending December 31,
2017	$1,159
2018	1,113
2019	1,082
2020	1,089
2021	1,087
Thereafter	85,719
$91,249

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of December 31, 2016 that included the following:

•	new development and redevelopment obligations of $63.9 million;

•	capital expenditures for operating properties of $56.5 million;

•	third party construction and development of $12.6 million; and

•	purchase obligations of $1.5 million.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except per share/unit data).

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
COPT and Subsidiaries
Revenues	$144,307	$145,927	$142,103	$141,991	$161,034	$170,363	$150,744	$143,325
Operating income	$30,464	$(27,021)	$11,525	$37,442	$30,575	$37,471	$31,993	$20,055
Income (loss) from continuing operations	$8,096	$(48,316)	$(4,829)	$19,718	$10,987	$16,839	$94,279	$(1,430)
Discontinued operations	$—	$—	$—	$—	$(238)	$394	$—	$—
Net income (loss)	$8,096	$(48,316)	$29,272	$26,603	$14,735	$17,232	$94,294	$62,617
Net (income) loss attributable to noncontrolling interests	(1,270)	897	(1,973)	(1,870)	(1,380)	(1,451)	(4,494)	(3,253)
Net income (loss) attributable to COPT	6,826	(47,419)	27,299	24,733	13,355	15,781	89,800	59,364
Preferred share dividends	(3,552)	(3,553)	(3,552)	(3,640)	(3,552)	(3,553)	(3,552)	(3,553)
Issuance costs associated with redeemed preferred shares	—	—	—	(17)	—	—	—	—
Net income (loss) attributable to COPT common shareholders	$3,274	$(50,972)	$23,747	$21,076	$9,803	$12,228	$86,248	$55,811

Basic EPS	$0.03	$(0.54)	$0.25	$0.22	$0.10	$0.13	$0.91	$0.59
Diluted EPS	$0.03	$(0.54)	$0.25	$0.22	$0.10	$0.13	$0.91	$0.59

COPLP and Subsidiaries
Revenues	$144,307	$145,927	$142,103	$141,991	$161,034	$170,363	$150,744	$143,325
Operating income	$30,464	$(27,021)	$11,525	$37,442	$30,575	$37,471	$31,993	$20,055
Income (loss) from continuing operations	$8,096	$(48,316)	$(4,829)	$19,718	$10,987	$16,839	$94,279	$(1,430)
Discontinued operations	$—	$—	$—	$—	$(238)	$394	$—	$—
Net income (loss)	$8,096	$(48,316)	$29,272	$26,603	$14,735	$17,232	$94,294	$62,617
Net income attributable to noncontrolling interests	(979)	(911)	(913)	(912)	(818)	(812)	(972)	(918)
Net income (loss) attributable to COPLP	7,117	(49,227)	28,359	25,691	13,917	16,420	93,322	61,699
Preferred unit distributions	(3,717)	(3,718)	(3,717)	(3,805)	(3,717)	(3,718)	(3,717)	(3,718)
Issuance costs associated with redeemed preferred units	—	—	—	(17)	—	—	—	—
Net income (loss) attributable to COPLP common unitholders	$3,400	$(52,945)	$24,642	$21,869	$10,200	$12,702	$89,605	$57,981

Basic EPU	$0.03	$(0.54)	$0.25	$0.22	$0.10	$0.13	$0.91	$0.59
Diluted EPU	$0.03	$(0.54)	$0.25	$0.22	$0.10	$0.13	$0.91	$0.59

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2016	$1,525	$(17)	$235	$(1,140)	$603
Year ended December 31, 2015	$717	$1,125	$98	$(415)	$1,525
Year ended December 31, 2014	$2,976	$278	$—	$(2,537)	$717
Allowance for Deferred Rent Receivable
Year ended December 31, 2016	$1,962	$(1,589)	$—	$—	$373
Year ended December 31, 2015	$1,418	$—	$544	$—	$1,962
Year ended December 31, 2014	$2,126	$—	$(708)	$—	$1,418
Allowance for Deferred Tax Asset
Year ended December 31, 2016	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2015	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2014	$2,062	$—	$—	$—	$2,062

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
December 31, 2016
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
100 Light Street (O)	Baltimore, MD	$50,244	$26,715	$58,343	$2,388	$26,715	$60,731	$87,446	$(5,353)	1973	8/7/2015
1000 Redstone Gateway (O)	Huntsville, AL	11,057	—	20,533	5	—	20,538	20,538	(1,951)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	11,513	—	19,593	—	—	19,593	19,593	(1,455)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	117	364	3,226	3,590	(1,213)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(12,636)	2007	9/15/2006
1200 Redstone Gateway (O)	Huntsville, AL	13,313	—	22,389	—	—	22,389	22,389	(1,705)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,784	6,916	—	56,700	56,700	(10,789)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	13,184	460	1,288	13,644	14,932	(3,984)	1985 (7)	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	4,026	—	46,490	46,490	(10,005)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,587	3,593	1,906	11,180	13,086	(5,903)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,116	2,917	16,375	19,292	(8,121)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	5,238	2,517	15,306	17,823	(8,843)	1997	9/28/1998
1334 Ashton Road (O)	Hanover, MD	—	736	1,488	2,639	736	4,127	4,863	(2,598)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	3,693	3,684	11,210	14,894	(4,687)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,470	905	5,090	5,995	(2,738)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	4,553	1,386	10,129	11,515	(4,320)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	6,936	2,899	18,922	21,821	(8,111)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	5,991	2,484	15,741	18,225	(7,201)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	1,706	3,108	182	1,706	3,290	4,996	(31)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,176	1,603	3,507	31,779	35,286	(8,977)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,055	3,407	25,222	28,629	(8,263)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,493	4,008	2,398	13,501	15,899	(6,376)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	2,614	3,731	18,567	22,298	(6,740)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	—	—	1,577	—	1,577	—	(8)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	2,853	1,572	11,028	12,600	(4,873)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	2,945	1,615	11,303	12,918	(5,309)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	5,997	3,436	20,399	23,835	(9,164)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	8,588	27,964	60,578	88,542	(17,440)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	12,380	4,415	32,745	37,160	(10,220)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	3,063	5,753	16,678	22,431	(7,218)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(4,214)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(7)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	183	—	259	183	442	—	2016	4/30/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
1616 West Nursery Road (O)	Linthicum, MD	—	393	1,659	—	393	1,659	2,052	—	(7)	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	3,159	—	393	3,159	3,552	—	2016 (7)	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	894	613	3,476	4,089	(1,442)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	1,655	1,856	9,080	10,936	(2,768)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	483	522	2,573	3,095	(882)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,859	1,923	688	4,782	5,470	(2,161)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,093	1,806	773	4,899	5,672	(1,865)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	593	436	2,335	2,771	(696)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,340	24,774	10,486	67,114	77,600	(26,774)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	11,219	8,275	45,572	53,847	(17,286)	1976/2004	9/23/2004
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	60	726	31,151	31,877	(7,212)	2007	10/5/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	1,287	—	1,813	1,287	3,100	(18)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	4,714	175	1,045	4,889	5,934	(86)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	2,593	75	1,065	2,668	3,733	(53)	2010	9/14/2007
2100 L Street (L)	Washington, DC	—	35,868	4,702	—	35,868	4,702	40,570	—	(8)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	4,551	2,825	—	7,376	7,376	(44)	2016 (7)	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,758	1,422	7,477	8,899	(3,146)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,790	2,225	1,362	8,015	9,377	(3,123)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	1,320	1,094	6,358	7,452	(2,224)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,786	2,243	18,205	20,448	(5,383)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	468	692	3,519	4,211	(1,363)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,605	6,452	8,057	41,057	49,114	(4,244)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(4,761)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,304	34,443	398	20,304	34,841	55,145	(2,406)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,335	5,519	2,098	22,854	24,952	(8,722)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	4,367	1,737	19,633	21,370	(8,652)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	1,806	2,251	23,417	25,668	(10,727)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	1,218	3,863	30,490	34,353	(9,173)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,272	4,611	15,869	20,480	(6,970)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,611	8,697	8,737	40,308	49,045	(17,118)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	4,227	—	12,101	51	—	12,152	12,152	(435)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,186	913	1,517	60,099	61,616	(9,991)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	454	2,648	30,141	32,789	(6,791)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	204	3,411	25,121	28,532	(6,957)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	829	3,260	23,421	26,681	(5,934)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	68	1,422	26,276	27,698	(3,710)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	37,069	—	2,372	37,069	39,441	(1,051)	2016 (7)	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	2,865	261	29,396	29,657	(6,215)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,799	—	3,138	27,799	30,937	(1,608)	2014	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
3120 Fairview Park Drive (O) (10)	Falls Church, VA	—	6,863	16,930	12,147	6,863	29,077	35,940	(3,321)	2008	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,694	—	1,254	7,694	8,948	(316)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	145	2,748	38,301	41,049	(4,538)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	—	2,185	28,426	30,611	(7,691)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(4,851)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	—	2,605	22,827	25,432	(5,714)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(3,654)	2010	6/29/2006
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	121	1,831	23,378	25,209	(2,311)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,650	110	2,370	27,760	30,130	(1,931)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,299	161	1,852	21,460	23,312	(2,580)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	581	817	2,164	2,981	(699)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	341	405	1,960	2,365	(808)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,348	88	434	3,436	3,870	(1,277)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	168	344	1,058	1,402	(311)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,671	1,309	5,177	6,486	(2,090)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	—	2,272	13,808	16,080	(1,748)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,409	1,406	7,205	8,611	(3,229)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	1,236	1,200	8,435	9,635	(2,289)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(3,538)	2004	8/14/2002
5325 Nottingham Drive (O) (10)	White Marsh, MD	—	816	2,994	485	816	3,479	4,295	(370)	2002	1/9/2007
5355 Nottingham Drive (O) (10)	White Marsh, MD	—	761	2,281	1,917	761	4,198	4,959	(1,445)	2005	1/9/2007
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	26,273	—	2,035	26,273	28,308	—	(7)	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	287	—	20,359	20,359	(3,716)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(1,069)	2007	3/8/2006
5801 University Research Court (O)	College Park, MD	—	—	1,964	—	—	1,964	1,964	—	(7)	11/9/2016
5825 University Research Court (O)	College Park, MD	21,677	—	22,740	126	—	22,866	22,866	(4,413)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	22,933	—	31,906	405	—	32,311	32,311	(5,446)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	6,951	6,490	1,755	13,441	15,196	(6,373)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	8,975	1,605	897	10,580	11,477	(3,612)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,240	1,032	2,683	24,272	26,955	(6,070)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,973	3,707	1,242	8,680	9,922	(4,743)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	85	1,753	34,175	35,928	(6,655)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	1,190	449	6,229	6,678	(2,426)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	3,002	2,807	22,100	24,907	(9,285)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,305	1,424	9,001	10,425	(5,405)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	124	675	1,835	2,510	(411)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,622	1,263	16,083	17,346	(8,151)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,155	890	6,716	7,606	(3,560)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,917	5,877	3,545	15,794	19,339	(7,558)	1999	11/13/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	3,220	3,596	17,489	21,085	(8,096)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	5,205	3,131	17,308	20,439	(5,280)	1999	5/31/2002
7005 Columbia Gateway Drive (O)	Columbia, MD	—	3,036	424	—	3,036	424	3,460	—	(8)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	1,214	2,058	6,093	1,993	2,058	8,086	10,144	(3,142)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,018	729	5,112	5,841	(1,971)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	2,449	902	6,133	7,035	(2,760)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,095	919	6,858	7,777	(3,205)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	2,975	1,829	14,798	16,627	(6,605)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	2,207	279	3,361	2,486	5,847	—	1973/1999 (8)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	—	17,126	46,994	11,442	17,126	58,436	75,562	(18,673)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	2,232	1,350	6,591	7,941	(3,009)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,128	327	704	4,455	5,159	(1,317)	1990/2016 (7)	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,448	1,104	5,966	7,070	(3,292)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	3,978	2,608	1,342	6,586	7,928	(2,556)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	783	1,032	4,212	5,244	(1,301)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,727	1,821	6,115	7,936	(2,118)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	2,296	2,732	9,302	12,034	(3,521)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	1,315	1,283	4,411	5,694	(1,558)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(571)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	6,479	—	8,348	5	—	8,353	8,353	(540)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	22,389	4,675	4,089	27,064	31,153	(9,338)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(1,845)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,132	1,479	10,432	11,911	(3,412)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,224	972	5,112	6,084	(2,234)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	—	905	1,444	5,037	905	6,481	7,386	(1,302)	1983	4/4/2002
7400 Redstone Gateway (O)	Huntsville, AL	7,107	—	9,223	—	—	9,223	9,223	(351)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,629	3,052	4,136	1,629	7,188	8,817	(1,424)	1990	4/28/1999
7740 Milestone Parkway (O)	Hanover, MD	18,604	3,825	34,177	430	3,825	34,607	38,432	(5,572)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	75,268	142	6,387	75,410	81,797	(7,171)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	24,419	63	4,857	24,482	29,339	(764)	2015	9/17/2013
8010 Corporate Drive (O) (10)	White Marsh, MD	—	1,349	1,523	—	1,349	1,523	2,872	(572)	1998	1/9/2007
8020 Corporate Drive (O) (10)	White Marsh, MD	—	2,184	1,057	—	2,184	1,057	3,241	(684)	1997	1/9/2007
8094 Sandpiper Circle (O) (10)	White Marsh, MD	—	1,960	2,288	1,131	1,960	3,419	5,379	(331)	1998	1/9/2007
8098 Sandpiper Circle (O) (10)	White Marsh, MD	—	1,797	1,417	639	1,797	2,056	3,853	—	1998	1/9/2007
8110 Corporate Drive (O) (10)	White Marsh, MD	—	2,285	5,351	989	2,285	6,340	8,625	(757)	2001	1/9/2007
8140 Corporate Drive (O) (10)	White Marsh, MD	—	2,158	6,394	3,760	2,158	10,154	12,312	(2,085)	2003	1/9/2007
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	355	2,317	12,997	15,314	(3,740)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,427	1,510	6,191	7,701	(2,386)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,052	1,718	8,332	10,050	(3,354)	2002	12/30/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	7,611	2,003	17,053	19,056	(8,888)	1981	8/3/2001
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	2,948	1,165	7,720	8,885	(3,806)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	2,386	1,156	6,823	7,979	(3,319)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,043	1,215	6,904	8,119	(3,679)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,469	922	6,217	7,139	(2,338)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,437	939	8,193	9,132	(3,797)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	842	4	—	842	4	846	—	(8)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	249,074	1,140	6,050	250,214	256,264	(28,553)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,401	9,565	—	13,401	9,565	22,966	—	(8)	7/2/2007
Bethlehem Technology Park-DC18 (O)	Manassas, VA	—	3,599	4,301	—	3,599	4,301	7,900	—	(7)	6/17/2016
Bethlehem Technology Park-DC19 (O)	Manassas, VA	—	3,708	17,504	—	3,708	17,504	21,212	(34)	2016	6/9/2016
Bethlehem Technology Park-DC20 (O)	Manassas, VA	—	3,599	12,217	—	3,599	12,217	15,816	—	(7)	6/9/2016
Canton Crossing Land (L)	Baltimore, MD	—	16,085	2,381	—	16,085	2,381	18,466	—	(8)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,556	986	7,300	16,542	23,842	(3,900)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,659	—	6,387	3,659	10,046	—	(8)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(8)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	729	—	705	729	1,434	—	(8)	3/24/2004
Innovation Park (L)	Manassas, VA	—	4,443	94	—	4,443	94	4,537	—	(8)	9/1/2016
M Square Research Park (L)	College Park, MD	—	—	2,581	—	—	2,581	2,581	—	(8)	1/29/2008
National Business Park North (L)	Annapolis Junction, MD	—	28,066	44,579	—	28,066	44,579	72,645	—	(8)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	4,212	2,198	—	4,212	2,198	6,410	—	(8)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	847	—	7,430	847	8,277	—	(8)	1/20/2006
NOVA Office A (O) (9)	Chantilly, VA	—	2,096	46,800	—	2,096	46,800	48,896	(2,230)	2015	7/31/2002
NOVA Office B (O) (9)	Chantilly, VA	—	739	27,112	—	739	27,112	27,851	(450)	2016 (7)	7/31/2002
NOVA Office D (O)	Chantilly, VA	—	6,587	10,985	—	6,587	10,985	17,572	—	(7)	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	4,872	1,637	10,372	12,009	(3,237)	1974/1985	12/14/2000
Patriot Point - DC15 (O)	Ashburn, VA	—	12,156	16,844	—	12,156	16,844	29,000	(328)	2016	10/15/2015
Patriot Point - DC16 (O)	Ashburn, VA	—	12,156	16,556	—	12,156	16,556	28,712	(289)	2016	10/15/2015
Patriot Point - DC17 (O)	Ashburn, VA	—	6,078	15,971	—	6,078	15,971	22,049	(117)	2016	10/15/2015
Patriot Ridge (L)	Springfield, VA	—	18,517	14,461	—	18,517	14,461	32,978	—	(8)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	18,364	—	—	18,364	18,364	—	(8)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	1,129	—	—	1,129	—	1,129	—	(8)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,645	—	8,275	3,645	11,920	—	(8)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(9,590)	1982/1985	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(215)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(343)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(3,257)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(3,277)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(1,379)	2015	6/14/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Westfields - Park Center (L)	Chantilly, VA	—	16,418	18,319	—	16,418	18,319	34,737	—	(8)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,432	—	7,141	1,432	8,573	—	(8)	7/31/2002
White Marsh (L)	White Marsh, MD	—	3,461	309	—	3,461	309	3,770	—	(8)	1/9/2007
Woodland Park (L) (10)	Herndon, VA	—	9,614	108	—	9,614	108	9,722	—	(8)	4/29/2004
Other Developments, including intercompany eliminations (V)	Various	—	7	314	252	7	566	573	(48)	Various	Various
		$168,368	$662,081	$2,857,561	$355,073	$662,081	$3,212,634	$3,874,715	$(715,951)

(1)	A legend for the Property Type follows: (O) = Office Property; (L) = Land held or pre-construction; (D) = Data Center; and (V) = Various.

(2)
Excludes our term loan facilities of $547.5 million, unsecured senior notes of $1.2 billion, unsecured notes payable of $1.4 million, and deferred financing costs, net of premiums, on the remaining loans of $777,000.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.4 billion at December 31, 2016.

(4)
As discussed in Note 3 to our Consolidated Financial Statements, we recognized impairment losses of $101.4 million primarily in connection with certain of our land and operating properties, including $78.6 million related to land and operating properties still owned as of December 31, 2016.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Under construction or redevelopment at December 31, 2016.

(8)	Held or under pre-construction at December 31, 2016.

(9)	The carrying amounts of these properties under construction exclude allocated costs of the garage being constructed to support the properties.

(10)	Classified as held for sale as of December 31, 2016.

The following table summarizes our changes in cost of properties for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	2016	2015	2014
Beginning balance	$4,158,616	$4,014,336	$3,811,950
Acquisitions of operating properties	—	194,616	—
Improvements and other additions	251,960	273,761	254,868
Sales	(268,038)	(172,628)	(48,466)
Impairments	(143,502)	(29,548)	(3,042)
Other dispositions	(124,321)	(121,921)	(974)
Ending balance	$3,874,715	$4,158,616	$4,014,336

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2016	2015	2014
Beginning balance	$718,680	$703,083	$597,649
Depreciation expense	105,763	112,695	111,326
Sales	(56,607)	(49,614)	(3,129)
Impairments	(42,161)	(6,092)	(1,671)
Other dispositions	(9,724)	(41,392)	(1,092)
Ending balance	$715,951	$718,680	$703,083