Form 10-Q
period 2017-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2017-04-28
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Corporate Office Properties Trust

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

Corporate Office Properties, L.P.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Corporate Office Properties Trust ☐
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of April 21, 2017, 99,433,410 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2017, COPT owned approximately 96.7% of the outstanding common units and approximately 95.1% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Noncontrolling interests and shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships, limited liability companies (“LLCs”) and corporations; the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships, LLCs, business trusts and corporations. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets held in connection with a non-qualified elective deferred compensation plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the plan’s participants that are held directly by COPT.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,670,157	$2,671,831
Projects in development or held for future development	422,857	401,531
Total properties, net	3,093,014	3,073,362
Assets held for sale, net	41,391	94,654
Cash and cash equivalents	226,470	209,863
Restricted cash and marketable securities	6,439	8,193
Investment in unconsolidated real estate joint venture	25,417	25,548
Accounts receivable (net of allowance for doubtful accounts of $446 and $603, respectively)	29,431	34,438
Deferred rent receivable (net of allowance of $125 and $373, respectively)	89,410	90,219
Intangible assets on real estate acquisitions, net	73,748	78,351
Deferred leasing costs (net of accumulated amortization of $68,280 and $65,988, respectively)	40,753	41,214
Investing receivables	53,570	52,279
Prepaid expenses and other assets, net	59,723	72,764
Total assets	$3,739,366	$3,780,885
Liabilities and equity
Liabilities:
Debt, net	$1,903,657	$1,904,001
Accounts payable and accrued expenses	83,107	108,682
Rents received in advance and security deposits	28,393	29,798
Dividends and distributions payable	31,131	31,335
Deferred revenue associated with operating leases	11,750	12,666
Redeemable preferred shares of beneficial interest ($0.01 par value; shares issued and outstanding of 531,667 at December 31, 2016)	—	26,583
Other liabilities	55,784	50,177
Total liabilities	2,113,822	2,163,242
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,676	22,979
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, shares issued and outstanding of 6,900,000 at March 31, 2017 and December 31, 2016)	172,500	172,500
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 99,390,234 at March 31, 2017 and 98,498,651 at December 31, 2016)	994	985
Additional paid-in capital	2,136,369	2,116,581
Cumulative distributions in excess of net income	(774,445)	(765,276)
Accumulated other comprehensive loss	(370)	(1,731)
Total Corporate Office Properties Trust’s shareholders’ equity	1,535,048	1,523,059
Noncontrolling interests in subsidiaries:
Common units in COPLP	46,683	49,228
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,337	13,577
Noncontrolling interests in subsidiaries	66,820	71,605
Total equity	1,601,868	1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,739,366	$3,780,885

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$100,615	$105,382
Tenant recoveries and other real estate operations revenue	26,152	27,705
Construction contract and other service revenues	13,034	11,220
Total revenues	139,801	144,307
Expenses
Property operating expenses	48,519	51,875
Depreciation and amortization associated with real estate operations	33,059	34,527
Construction contract and other service expenses	12,486	10,694
Impairment losses	—	2,446
General, administrative and leasing expenses	8,611	11,883
Business development expenses and land carry costs	1,693	2,418
Total operating expenses	104,368	113,843
Operating income	35,433	30,464
Interest expense	(18,994)	(23,559)
Interest and other income	1,726	1,156
Gain on early extinguishment of debt	—	17
Income before equity in income of unconsolidated entities and income taxes	18,165	8,078
Equity in income of unconsolidated entities	725	10
Income tax (expense) benefit	(40)	8
Income before gain on sales of real estate	18,850	8,096
Gain on sales of real estate	4,238	—
Net income	23,088	8,096
Net income attributable to noncontrolling interests:
Common units in COPLP	(634)	(127)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(934)	(978)
Net income attributable to COPT	21,355	6,826
Preferred share dividends	(3,180)	(3,552)
Net income attributable to COPT common shareholders	$18,175	$3,274
Earnings per common share:
Net income attributable to COPT common shareholders - basic	$0.18	$0.03
Net income attributable to COPT common shareholders - diluted	$0.18	$0.03
Dividends declared per common share	$0.275	$0.275

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$23,088	$8,096
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	224	(11,284)
Loss on interest rate derivatives included in interest expense	1,184	870
Other comprehensive income (loss)	1,408	(10,414)
Comprehensive income (loss)	24,496	(2,318)
Comprehensive income attributable to noncontrolling interests	(1,780)	(880)
Comprehensive income (loss) attributable to COPT	$22,716	$(3,198)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (129,869 shares issued, net of redemptions)	—	2	2,423	—	—	—	2,425
Redemption of vested equity awards	—	—	(1,154)	—	—	—	(1,154)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	54	—	—	(54)	—
Comprehensive loss	—	—	—	6,826	(10,024)	320	(2,878)
Dividends	—	—	—	(29,589)	—	—	(29,589)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,176)	(1,176)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(302)	—	—	—	(302)
Balance at March 31, 2016 (94,661,381 common shares outstanding)	$199,083	$947	$2,005,523	$(679,935)	$(12,862)	$71,125	$1,583,881

Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(765,276)	$(1,731)	$71,605	$1,594,664
Conversion of common units to common shares (185,000 shares)	—	2	2,535	—	—	(2,537)	—
Common shares issued under at-the-market program (546,782 shares)	—	5	18,217	—	—	—	18,222
Share-based compensation (159,801 shares issued, net of redemptions)	—	2	1,580	—	—	—	1,582
Redemption of vested equity awards	—	—	(1,753)	—	—	—	(1,753)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(246)	—	—	246	—
Comprehensive income	—	—	—	21,355	1,361	1,213	23,929
Dividends	—	—	—	(30,524)	—	—	(30,524)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,101)	(1,101)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,606)	(2,606)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(545)	—	—	—	(545)
Balance at March 31, 2017 (99,390,234 common shares outstanding)	$172,500	$994	$2,136,369	$(774,445)	$(370)	$66,820	$1,601,868
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$133,895	$130,474
Construction contract and other service revenues received	23,527	7,747
Property operating expenses paid	(41,192)	(46,084)
Construction contract and other service expenses paid	(14,790)	(10,765)
General, administrative, leasing, business development and land carry costs paid	(14,275)	(12,175)
Interest expense paid	(19,549)	(21,386)
Lease incentives	(7,729)	(415)
Other	750	43
Net cash provided by operating activities	60,637	47,439
Cash flows from investing activities
Construction, development and redevelopment	(35,795)	(45,146)
Tenant improvements on operating properties	(6,916)	(6,388)
Other capital improvements on operating properties	(5,203)	(9,505)
Proceeds from dispositions of properties	52,596	5,452
Leasing costs paid	(2,042)	(1,593)
Other	(717)	1,121
Net cash provided by (used in) investing activities	1,923	(56,059)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	88,500
Repayments of debt
Revolving Credit Facility	—	(25,000)
Scheduled principal amortization	(958)	(1,800)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common shares	18,237	(5)
Redemption of preferred shares	(26,583)	—
Common share dividends paid	(27,100)	(26,002)
Preferred share dividends paid	(3,581)	(3,552)
Distributions paid to noncontrolling interests in COPLP	(1,156)	(1,171)
Distributions paid to redeemable noncontrolling interests	(407)	(13,848)
Redemption of vested equity awards	(1,753)	(1,154)
Other	(2,602)	(5,119)
Net cash (used in) provided by financing activities	(45,953)	10,799
Net increase in cash and cash equivalents	16,607	2,179
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$226,470	$62,489
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net income to net cash provided by operating activities:
Net income	$23,088	$8,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,570	35,129
Impairment losses	—	2,446
(Gain) loss on interest rate derivatives	(454)	1,551
Amortization of deferred financing costs and net debt discounts	1,348	1,495
Increase in deferred rent receivable	(191)	(1,456)
Gain on sales of real estate	(4,238)	—
Share-based compensation	1,488	2,108
Other	(1,341)	(802)
Operating changes in assets and liabilities:
Decrease in accounts receivable	5,007	409
Decrease in restricted cash and marketable securities	2,043	15
Decrease in prepaid expenses and other assets, net	13,991	5,941
Decrease in accounts payable, accrued expenses and other liabilities	(12,269)	(3,802)
Decrease in rents received in advance and security deposits	(1,405)	(3,691)
Net cash provided by operating activities	$60,637	$47,439
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(6,661)	$(9,420)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$8	$6,675
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$1,408	$(10,414)
Dividends/distribution payable	$31,131	$30,217
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,537	$—
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$246	$(54)
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$545	$302

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,670,157	$2,671,831
Projects in development or held for future development	422,857	401,531
Total properties, net	3,093,014	3,073,362
Assets held for sale, net	41,391	94,654
Cash and cash equivalents	226,470	209,863
Restricted cash and marketable securities	2,288	2,756
Investment in unconsolidated real estate joint venture	25,417	25,548
Accounts receivable (net of allowance for doubtful accounts of $446 and $603, respectively)	29,431	34,438
Deferred rent receivable (net of allowance of $125 and $373, respectively)	89,410	90,219
Intangible assets on real estate acquisitions, net	73,748	78,351
Deferred leasing costs (net of accumulated amortization of $68,280 and $65,988, respectively)	40,753	41,214
Investing receivables	53,570	52,279
Prepaid expenses and other assets, net	59,723	72,764
Total assets	$3,735,215	$3,775,448
Liabilities and equity
Liabilities:
Debt, net	$1,903,657	$1,904,001
Accounts payable and accrued expenses	83,107	108,682
Rents received in advance and security deposits	28,393	29,798
Distributions payable	31,131	31,335
Deferred revenue associated with operating leases	11,750	12,666
Redeemable preferred units of general partner, 531,667 units outstanding at December 31, 2016	—	26,583
Other liabilities	51,633	44,740
Total liabilities	2,109,671	2,157,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,676	22,979
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 6,900,000 at March 31, 2017 and December 31, 2016	172,500	172,500
Limited partner, 352,000 preferred units outstanding at March 31, 2017 and December 31, 2016	8,800	8,800
Common units, 99,390,234 and 98,498,651 held by the general partner and 3,405,391 and 3,590,391 held by limited partners at March 31, 2017 and December 31, 2016, respectively	1,409,632	1,401,597
Accumulated other comprehensive loss	(446)	(1,854)
Total Corporate Office Properties, L.P.’s equity	1,590,486	1,581,043
Noncontrolling interests in subsidiaries	11,382	13,621
Total equity	1,601,868	1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,735,215	$3,775,448
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$100,615	$105,382
Tenant recoveries and other real estate operations revenue	26,152	27,705
Construction contract and other service revenues	13,034	11,220
Total revenues	139,801	144,307
Expenses
Property operating expenses	48,519	51,875
Depreciation and amortization associated with real estate operations	33,059	34,527
Construction contract and other service expenses	12,486	10,694
Impairment losses	—	2,446
General, administrative and leasing expenses	8,611	11,883
Business development expenses and land carry costs	1,693	2,418
Total operating expenses	104,368	113,843
Operating income	35,433	30,464
Interest expense	(18,994)	(23,559)
Interest and other income	1,726	1,156
Gain on early extinguishment of debt	—	17
Income before equity in income of unconsolidated entities and income taxes	18,165	8,078
Equity in income of unconsolidated entities	725	10
Income tax (expense) benefit	(40)	8
Income before gain on sales of real estate	18,850	8,096
Gain on sales of real estate	4,238	—
Net income	23,088	8,096
Net income attributable to noncontrolling interests in consolidated entities	(934)	(979)
Net income attributable to COPLP	22,154	7,117
Preferred unit distributions	(3,345)	(3,717)
Net income attributable to COPLP common unitholders	$18,809	$3,400
Earnings per common unit:
Net income attributable to COPLP common unitholders - basic	$0.18	$0.03
Net income attributable to COPLP common unitholders - diluted	$0.18	$0.03
Distributions declared per common unit	$0.275	$0.275

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$23,088	$8,096
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	224	(11,284)
Loss on interest rate derivatives included in interest expense	1,184	870
Other comprehensive income (loss)	1,408	(10,414)
Comprehensive income (loss)	24,496	(2,318)
Comprehensive income attributable to noncontrolling interests	(934)	(979)
Comprehensive income (loss) attributable to COPLP	$23,562	$(3,297)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	129,869	2,425	—	—	2,425
Redemptions of vested equity awards	—	—	—	—	—	(1,154)	—	—	(1,154)
Comprehensive loss	—	165	—	3,552	—	3,400	(10,414)	419	(2,878)
Distributions to owners of common and preferred units	—	(165)	—	(3,552)	—	(27,048)	—	—	(30,765)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(302)	—	—	(302)
Balance at March 31, 2016	352,000	$8,800	7,431,667	$199,083	98,338,772	$1,378,061	$(13,399)	$11,336	$1,583,881

Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,401,597	$(1,854)	$13,621	$1,594,664
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	546,782	18,222	—	—	18,222
Share-based compensation (units net of redemption)	—	—	—	—	159,801	1,582	—	—	1,582
Redemptions of vested equity awards	—	—	—	—	—	(1,753)	—	—	(1,753)
Comprehensive income	—	165	—	3,180	—	18,809	1,408	367	23,929
Distributions to owners of common and preferred units	—	(165)	—	(3,180)	—	(28,280)	—	—	(31,625)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,606)	(2,606)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(545)	—	—	(545)
Balance at March 31, 2017	352,000	$8,800	6,900,000	$172,500	102,795,625	$1,409,632	$(446)	$11,382	$1,601,868
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$133,895	$130,474
Construction contract and other service revenues received	23,527	7,747
Property operating expenses paid	(41,192)	(46,084)
Construction contract and other service expenses paid	(14,790)	(10,765)
General, administrative, leasing, business development and land carry costs paid	(14,275)	(12,175)
Interest expense paid	(19,549)	(21,386)
Lease incentives	(7,729)	(415)
Other	750	43
Net cash provided by operating activities	60,637	47,439
Cash flows from investing activities
Construction, development and redevelopment	(35,795)	(45,146)
Tenant improvements on operating properties	(6,916)	(6,388)
Other capital improvements on operating properties	(5,203)	(9,505)
Proceeds from dispositions of properties	52,596	5,452
Leasing costs paid	(2,042)	(1,593)
Other	(717)	1,121
Net cash provided by (used in) investing activities	1,923	(56,059)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	88,500
Repayments of debt
Revolving Credit Facility	—	(25,000)
Scheduled principal amortization	(958)	(1,800)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common units	18,237	(5)
Redemption of preferred units	(26,583)	—
Common unit distributions paid	(28,091)	(27,008)
Preferred unit distributions paid	(3,746)	(3,717)
Redemption of vested equity awards	(1,753)	(1,154)
Distributions paid to redeemable noncontrolling interests	(407)	(13,848)
Other	(2,602)	(5,119)
Net cash (used in) provided by financing activities	(45,953)	10,799
Net increase in cash and cash equivalents	16,607	2,179
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$226,470	$62,489
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net income to net cash provided by operating activities:
Net income	$23,088	$8,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,570	35,129
Impairment losses	—	2,446
(Gain) loss on interest rate derivatives	(454)	1,551
Amortization of deferred financing costs and net debt discounts	1,348	1,495
Increase in deferred rent receivable	(191)	(1,456)
Gain on sales of real estate	(4,238)	—
Share-based compensation	1,488	2,108
Other	(1,341)	(802)
Operating changes in assets and liabilities:
Decrease in accounts receivable	5,007	409
Decrease (increase) in restricted cash and marketable securities	757	(77)
Decrease in prepaid expenses and other assets, net	13,991	5,941
Decrease in accounts payable, accrued expenses and other liabilities	(10,983)	(3,710)
Decrease in rents received in advance and security deposits	(1,405)	(3,691)
Net cash provided by operating activities	$60,637	$47,439
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(6,661)	$(9,420)
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$8	$6,675
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$1,408	$(10,414)
Distributions payable	$31,131	$30,217
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$545	$302

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of March 31, 2017, our properties included the following:

•
164 operating office properties totaling 17.1 million square feet, including 13 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
nine office properties under construction or redevelopment that we estimate will total approximately 1.3 million square feet upon completion, including two partially operational properties and two properties completed but held for future lease to the United States Government;

•	987 acres of land we controlled for future development that we believe could be developed into approximately 12.2 million square feet and an additional 194 acres of other land; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2017, COPT owned 96.7% of the outstanding COPLP common units (“common units”) and 95.1% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2016 Annual Report on Form 10-K.

Reclassification

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2017 intended to simplify various aspects related to the accounting and presentation for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. In connection with our adoption of this policy, we made an entity-wide accounting policy election to continue to account for potential future award forfeitures by estimating the number of awards that are expected to vest. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

We adopted guidance issued by the FASB prospectively effective January 1, 2017 that clarifies the definition of a business used by entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Under the new guidance it is expected that the majority of our future operating property acquisitions will be accounted for as asset acquisitions, whereas under the previous guidance our recent acquisitions were accounted for as business combinations; we believe that the primary effect of this change will be that transaction costs associated with future acquisitions will be capitalized rather than expensed as incurred. This guidance had no effect on our consolidated financial statements upon adoption.

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Also in connection with this guidance, in February 2017, the FASB issued additional guidance that clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. While we are still completing our assessment of the impact of the guidance, below is a summary of the anticipated primary effects on our accounting and reporting.

•
Construction contract revenue: We reviewed our historical construction management arrangements and related contracts. Based on this review, we believe that we will account for these arrangements using the percentage of completion method, which is the method we have used in most cases historically. We do not currently believe that the resulting effect of the change will be material.

•
Sales of real estate: The new guidance requires recognition of a sale of real estate and resulting gain or loss when control transfers and the buyer has the ability to direct use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. The new guidance eliminates the need to consider adequacy of buyer investment, which was replaced by additional judgments regarding collectability and intent and/or ability to pay. The new guidance also requires an entity to derecognize nonfinancial assets and in substance non financial assets once it transfers control of such assets. When an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction; as a result, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. Since all but one of our sale transactions previously met the criteria for immediate gain recognition under existing guidance, we do not believe that the recognition pattern for these transactions will be changed by the new guidance. Our one sale transaction that did not meet the criteria for immediate full recognition under the previous standard was our contribution of data center properties into a newly-formed joint venture in July 2016, as discussed further in our 2016 Annual Report on Form 10-K. We believe that this transaction, which was accounted for as a partial sale under existing guidance, would meet the criteria for immediate full gain recognition under the new guidance; this would result in an additional $18 million in income being recognizable in 2016 under the new guidance that is currently being amortized into income in subsequent periods under existing guidance.

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

◦
Deferral of compensation-related lease costs: Under the new lease guidance, lessors may only capitalize their incremental direct costs of leasing. As a result, we believe that we will no longer be able to defer the recognition of compensation-related costs in connection with new or extended tenant leases (refer to amounts reported in our 2016 Annual Report on Form 10-K for amounts deferred in 2014, 2015 and 2016).

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

◦
Our most significant leases as lessee are ground leases we have for certain properties; as of March 31, 2017, our future minimum rental payments under these leases totaled $90.7 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize a right-of-use asset and a lease liability for the present value of these minimum lease payments. We believe that these leases most likely will be classified as finance leases under the new guidance; as a result, the interest component of each lease payment would be recorded as interest expense and the right-of-use asset would be amortized into expense using the straight-line method over the life of the lease.

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

In November 2016, the FASB issued guidance that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  The guidance is effective for us beginning January 1, 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.2 million as of March 31, 2017, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,075	$—	$—	$4,075
Other	76	—	—	76
Interest rate derivatives (2)	—	1,183	—	1,183
Total assets	$4,151	$1,183	$—	$5,334
Liabilities:
Deferred compensation plan liability (3)	$—	$4,151	$—	$4,151
Interest rate derivatives (3)	—	735	—	735
Total liabilities	$—	$4,886	$—	$4,886

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$1,183	$—	$1,183
Liabilities:
Interest rate derivatives (2)	$—	$735	$—	$735

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

As part of our closing process for the first quarter of 2017, we conducted our quarterly review of our portfolio for indicators of impairment and found there to be no impairment losses for the quarter.

Changes in the expected future cash flows due to changes in our plans for specific properties (especially our expected holding period) could result in the recognition of impairment losses. In addition, because properties held for sale are carried at the lower of carrying value or estimated fair values less costs to sell, declines in their estimated fair values due to market conditions and other factors could result in the recognition of impairment losses.

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of properties held for sale as of March 31, 2017 (dollars in thousands):

Fair Values as of March 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net	$—	$—	$40,086	$40,086

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of March 31, 2017 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$37,604	Discount rate	9.3% - 11.3% (10.1%)
		Terminal capitalization rate	8.3% - 11.4% (8.6%)
Yield analyses	$2,482	Investor yield requirement	9.0% (1)

(1) Only one fair value applied for this unobservable input.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$430,364	$433,311
Buildings and improvements	2,972,164	2,944,905
Less: Accumulated depreciation	(732,371)	(706,385)
Operating properties, net	$2,670,157	$2,671,831

Projects in development or held for future development consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$195,727	$195,521
Development in progress, excluding land	227,130	206,010
Projects in development or held for future development	$422,857	$401,531

Our properties held for sale included:

•
as of March 31, 2017: six operating properties in White Marsh, Maryland (included in our Regional Office segment); one operating property in our Fort Meade/BW Corridor sub-segment; and land in White Marsh; and

•
as of December 31, 2016: eight operating properties in White Marsh (included primarily in our Regional Office segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in White Marsh and Northern Virginia.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	March 31, 2017	December 31, 2016
Properties, net	$38,018	$85,402
Deferred rent receivable	1,546	4,241
Intangible assets on real estate acquisitions, net	338	338
Deferred leasing costs, net	1,109	3,636
Lease incentives, net	380	1,037
Assets held for sale, net	$41,391	$94,654

2017 Dispositions

On February 15, 2017, we completed the disposition of 3120 Fairview Park Drive, an operating property totaling 190,000 square feet in Falls Church, Virginia (in our Northern Virginia Defense/IT sub-segment), for $39.0 million, with no gain recognized.

We also sold land in the three months ended March 31, 2017 for $14.3 million and recognized a gain on sale of $4.2 million.

2017 Construction Activities

During the three months ended March 31, 2017, we placed into service 86,000 square feet in three redeveloped properties (including a partially operational property). As of March 31, 2017, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.3 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and one office property under redevelopment that we estimate will total 14,000 square feet upon completion.

5.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2017 (dollars in thousands):

		Nominal
		Ownership		March 31, 2017 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	3/31/2017	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$157,293	$78,251	$50,804
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	65,158	46,124	45,712
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	42,176	—	7,252
				$264,627	$124,375	$103,768
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC. Our partner in this joint venture is entitled to receive an additional distribution from the joint venture of $6.7 million to be funded by us (expected by 2018) that was reported in other liabilities on our consolidated balance sheet as of March 31, 2017.

Unconsolidated Joint Venture

As of March 31, 2017, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center properties in Virginia, that we account for using the equity method of accounting. As of March 31, 2017, we had an investment balance in GI-COPT of $25.4 million. Our balance was $17.8 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes receivable from the City of Huntsville	$50,570	$49,258
Other investing loans receivable	3,000	3,021
	$53,570	$52,279

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of March 31, 2017 or December 31, 2016.  The fair value of these receivables approximated their carrying amounts as of March 31, 2017 and December 31, 2016.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Lease incentives, net	$17,516	$18,276
Prepaid expenses	17,332	24,432
Furniture, fixtures and equipment, net	4,989	5,204
Construction contract costs incurred in excess of billings	4,451	10,350
Deferred tax asset, net (1)	2,980	3,036
Deferred financing costs, net (2)	2,444	3,128
Non-real estate equity method investments	2,353	2,355
Other assets	7,658	5,983
Prepaid expenses and other assets, net	$59,723	$72,764

(1) Includes a valuation allowance of $2.1 million.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2017	December 31, 2016	Stated Interest Rates as of	Scheduled Maturity as of
			March 31, 2017	March 31, 2017
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$153,294	$154,143	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt	13,365	13,448	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	166,659	167,591
Revolving Credit Facility	—	—	LIBOR + 0.875% to 1.60%	May 2019
Term Loan Facilities (5)	547,682	547,494	LIBOR + 0.90% to 2.40% (6)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,233	347,128	3.60% (7)	May 2023
5.250%, $250,000 aggregate principal	246,291	246,176	5.25% (8)	February 2024
3.700%, $300,000 aggregate principal	297,961	297,843	3.70% (9)	June 2021
5.000%, $300,000 aggregate principal	296,457	296,368	5.00% (10)	July 2025
Unsecured notes payable	1,374	1,401	0% (11)	2026
Total debt, net	$1,903,657	$1,904,001

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.7 million as of March 31, 2017 and $6.1 million as of December 31, 2016.

(2)
Certain fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $403,000 as of March 31, 2017 and $422,000 as of December 31, 2016.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.19% as of March 31, 2017.

(4)	The interest rate on our variable rate secured debt as of March 31, 2017 was 2.63%.

(5)
As of March 31, 2017, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 2.37% as of March 31, 2017.

(7)
The carrying value of these notes reflects an unamortized discount totaling $1.9 million as of March 31, 2017 and $2.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes reflects an unamortized discount totaling $3.3 million as of March 31, 2017 and $3.4 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of March 31, 2017 and $1.7 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(10) The carrying value of these notes reflects an unamortized discount totaling $2.9 million as of March 31, 2017 and $3.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $438,000 as of March 31, 2017 and $460,000 as of December 31, 2016.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2017, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.5 million in the three months ended March 31, 2017 and $1.8 million in the three months ended March 31, 2016.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,187,942	$1,223,753	$1,187,515	$1,220,282
Other fixed-rate debt	154,668	156,098	155,544	156,887
Variable-rate debt	561,047	556,844	560,942	558,437
	$1,903,657	$1,936,695	$1,904,001	$1,935,606

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2017	December 31, 2016
$100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	$(301)	$(701)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(434)	(848)
13,494	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	147	100
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	409	(23)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	427	48
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	200	10
						$448	$(1,414)

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

Each of the interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$1,183	$158
Interest rate swaps designated as cash flow hedges	Other liabilities	(735)	(1,572)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Amount of gain (loss) recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$224	$(11,284)
Amount of losses reclassified from AOCL into interest expense (effective portion)	(1,184)	(870)
Amount of gain (loss) recognized in interest expense (ineffective portion)	454	(1,551)

Over the next 12 months, we estimate that approximately $2.6 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2017, the fair value of interest rate derivatives in a liability position related to these agreements was $735,000, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2017, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $892,000.

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

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$22,979	$19,218
Contributions from noncontrolling interests	—	22,779
Distributions to noncontrolling interests	(415)	(20,526)
Net income attributable to noncontrolling interests	567	560
Adjustment to arrive at fair value of interests	545	302
Ending balance	$23,676	$22,333

11.    Equity

COPT redeemed all of the outstanding shares of its Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”) effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we made an irrevocable notification to holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we presented the liquidation preference of the shares/units as a liability on the consolidated balance sheets of COPT and COPLP as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders/unitholders in the three months ended December 31, 2016 pertaining to the original issuance costs incurred on the shares/units.

During the three months ended March 31, 2017, COPT issued 546,782 common shares at a weighted average price of $33.89 per share under its existing at-the-market (“ATM”) stock offering program. Net proceeds from the shares issued totaled $18.3 million, after payment of $278,000 in commissions to sales agents. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under this ATM program is an aggregate gross sales price of $71.5 million in common share sales.

During the three months ended March 31, 2017, certain COPLP limited partners converted 185,000 common units in COPLP for an equal number of common shares in COPT.

See Note 13 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; our operating wholesale data center; and other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended March 31, 2017
Revenues from real estate operations	$60,855	$11,707	$11,634	$7,010	$3,460	$5,522	$100,188	$18,276	$6,770	$1,533	$126,767
Property operating expenses	(20,520)	(4,452)	(6,802)	(3,209)	(1,371)	(659)	(37,013)	(7,486)	(3,365)	(655)	(48,519)
UJV NOI allocable to COPT	—	—	—	—	—	1,298	1,298	—	—	—	1,298
NOI from real estate operations	$40,335	$7,255	$4,832	$3,801	$2,089	$6,161	$64,473	$10,790	$3,405	$878	$79,546
Additions to long-lived assets	$3,422	$2,468	$—	$2,168	$132	$—	$8,190	$7,120	$1,574	$156	$17,040
Transfers from non-operating properties	$13,416	$222	$—	$—	$(4)	$(1,015)	$12,619	$—	$8	$18	$12,645
Segment assets at March 31, 2017	$1,258,437	$361,449	$131,194	$195,892	$109,171	$206,489	$2,262,632	$439,079	$229,630	$21,011	$2,952,352
Three Months Ended March 31, 2016
Revenues from real estate operations	$62,509	$12,116	$10,225	$6,934	$3,116	$6,330	$101,230	$23,502	$6,493	$1,862	$133,087
Property operating expenses	(23,246)	(4,541)	(5,420)	(3,524)	(978)	(810)	(38,519)	(9,831)	(2,661)	(864)	(51,875)
NOI from real estate operations	$39,263	$7,575	$4,805	$3,410	$2,138	$5,520	$62,711	$13,671	$3,832	$998	$81,212
Additions to long-lived assets	$6,519	$3,078	$—	$1,270	$618	$—	$11,485	$2,759	$—	$157	$14,401
Transfers from non-operating properties	$35,751	$(94)	$6	$—	$211	$26,097	$61,971	$82	$51	$(11)	$62,093
Segment assets at March 31, 2016	$1,319,444	$407,199	$133,757	$195,306	$107,693	$227,808	$2,391,207	$603,662	$240,484	$70,039	$3,305,392

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Segment revenues from real estate operations	$126,767	$133,087
Construction contract and other service revenues	13,034	11,220
Total revenues	$139,801	$144,307

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2017	2016
UJV NOI allocable to COPT	$1,298	$—
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(572)	—
Add: Equity in (loss) income of unconsolidated non-real estate entities	(1)	10
Equity in income of unconsolidated entities	$725	$10

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

	For the Three Months Ended March 31,
	2017	2016
Construction contract and other service revenues	$13,034	$11,220
Construction contract and other service expenses	(12,486)	(10,694)
NOI from service operations	$548	$526

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from before gain on sales of real estate as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2017	2016
NOI from real estate operations	$79,546	$81,212
NOI from service operations	548	526
Interest and other income	1,726	1,156
Equity in income of unconsolidated entities	725	10
Income tax (expense) benefit	(40)	8
Depreciation and other amortization associated with real estate operations	(33,059)	(34,527)
Impairment losses	—	(2,446)
General, administrative and leasing expenses	(8,611)	(11,883)
Business development expenses and land carry costs	(1,693)	(2,418)
Interest expense	(18,994)	(23,559)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,298)	—
Gain on early extinguishment of debt	—	17
Income before gain on sales of real estate	$18,850	$8,096

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2017	March 31, 2016
Segment assets	$2,952,352	$3,305,392
Non-operating property assets	429,690	444,334
Other assets	357,324	188,182
Total COPT consolidated assets	$3,739,366	$3,937,908

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations and UJV NOI allocable to COPT are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on early extinguishment of debt, gain on sales of real estate and equity in (loss) income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Share-Based Compensation and Other Compensation Matters

Performance Share Units (“PSUs”)

On January 1, 2017, our Board of Trustees granted 36,525 PSUs with an aggregate grant date fair value of $1.4 million to executives.  The PSUs have a performance period beginning on January 1, 2017 and concluding on the earlier of December 31, 2019 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited.  PSUs do not carry voting rights. We computed a grant date fair value of $38.43 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $31.22; expected volatility for COPT common shares of 19.0%; and a risk-free interest rate of 1.47%.  We are recognizing the grant date fair value in connection with these PSU awards over the period commencing on January 1, 2017 and ending on December 31, 2019.

We issued 9,763 common shares on February 7, 2017 to Mr. Stephen E. Budorick, our Chief Executive Officer, in settlement of PSUs issued in 2014, representing 100% of the target award for those PSUs.

Restricted Shares

During the three months ended March 31, 2017, certain employees were granted a total of 208,953 restricted common shares with an aggregate grant date fair value of $7.1 million (weighted average of $34.02 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2017, forfeiture restrictions lapsed on 139,201 previously issued common shares; these shares had a weighted average grant date fair value of $26.21 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.7 million.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to COPT	$21,355	$6,826
Preferred share dividends	(3,180)	(3,552)
Income attributable to share-based compensation awards	(125)	(118)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$18,050	$3,156
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	98,411	94,203
Dilutive effect of share-based compensation awards	155	95
Denominator for diluted EPS (common shares)	98,566	94,298
Basic EPS:
Net income attributable to COPT common shareholders	$0.18	$0.03
Diluted EPS:
Net income attributable to COPT common shareholders	$0.18	$0.03

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2017	2016
Conversion of common units	3,446	3,677
Conversion of Series I Preferred Units	176	176
Conversion of Series K Preferred Shares	—	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•	weighted average restricted shares and deferred share awards for the three months ended March 31, 2017 and 2016 of 392,000 and 405,000, respectively; and

•	weighted average options for the three months ended March 31, 2017 and 2016 of 140,000 and 379,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to COPLP common unitholders	$22,154	$7,117
Preferred unit distributions	(3,345)	(3,717)
Income attributable to share-based compensation awards	(125)	(118)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$18,684	$3,282
Denominator (all weighted averages):
Denominator for basic EPU (common units)	101,857	97,880
Dilutive effect of share-based compensation awards	155	95
Denominator for diluted EPU (common units)	102,012	97,975
Basic EPU:
Net income attributable to COPLP common unitholders	$0.18	$0.03
Diluted EPU:
Net income attributable to COPLP common unitholders	$0.18	$0.03

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended March 31,
	2017	2016
Conversion of Series I preferred units	176	176
Conversion of Series K preferred units	—	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•	weighted average restricted units and deferred share awards for the three months ended March 31, 2017 and 2016 of 392,000 and 405,000, respectively; and

•	weighted average options for the three months ended March 31, 2017 and 2016 of 140,000 and 379,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.5 million liability through March 31, 2017 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of March 31, 2017 follow (in thousands):

Year Ending December 31,
2017 (1)	$985
2018	1,290
2019	1,269
2020	1,261
2021	1,260
Thereafter	85,762
$91,827

(1) Represents the nine months ending December 31, 2017.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of March 31, 2017 that included the following:

•	new development and redevelopment obligations of $128.0 million;

•	capital expenditures for operating properties of $51.8 million;

•	third party construction and development of $6.7 million; and

•	other obligations of $1.4 million.

Environmental Indemnity Agreement

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate much of any potential future losses that may result from these indemnification agreements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2017:

•	we finished the period with occupancy of our portfolio of operating office properties at 92.4%, including six properties owned through an unconsolidated real estate joint venture;

•	we placed into service an aggregate of 86,000 square feet in newly redeveloped properties that were 61.0% leased as of March 31, 2017;

•	we sold an operating property totaling 190,000 square feet that was 87.2% occupied for $39.0 million and other land for $14.3 million;

•
COPT used available cash to redeem all of the outstanding shares of its Series K Preferred Shares effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms; and

•
COPT issued 546,782 common shares at a weighted average price of $33.89 per share under its ATM stock offering program. Net proceeds from the shares issued totaled $18.3 million. The net proceeds were used primarily to fund our cash reserves.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties, which included six properties owned through an unconsolidated real estate joint venture:

	March 31, 2017	December 31, 2016
Occupancy rates at period end
Total	92.4%	92.1%
Defense/IT Locations:
Fort Meade/BW Corridor	94.1%	94.3%
Northern Virginia Defense/IT	85.8%	85.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	78.1%	72.7%
Redstone Arsenal	100.0%	96.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.3%	92.6%
Regional Office	93.3%	95.2%
Other	52.9%	52.9%
Average contractual annual rental rate per square foot at period end (1)	$30.20	$30.16

(1)	Includes estimated expense reimbursements. Amounts reported include the portion of properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2016	17,190	15,831
Square feet vacated	—	(161)
Occupancy of previously vacated space in connection with new leases (1)	—	214
Square feet constructed or redeveloped	86	72
Dispositions	(190)	(166)
Other changes	(4)	(2)
March 31, 2017	17,082	15,788

(1)	Excludes occupancy of vacant square feet acquired or developed.

During the three months ended March 31, 2017, we completed 366,000 square feet of leasing, including 58,000 of construction and redevelopment space, and renewed 62.0% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties increased from 91.8% as of December 31, 2016 to 92.4% as of March 31, 2017.

Wholesale Data Center Property

Our 19.25 megawatt wholesale data center property had 14.9 megawatts leased as of March 31, 2017, which was unchanged from December 31, 2016; the leased megawatts excluded approximately one additional megawatt provided to users under management agreements. While we believe that demand exists for our unleased megawatts in this property, we face significant competition from other properties in the region.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties continually owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for sale.  We define these as changes from “Same Office Properties”;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of March 31, 2017; and

•	property dispositions.

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

Since both of the measures discussed above exclude certain items includable in income before gain on sales of real estate, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income before gain on sales of real estate reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 12 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$126,767	$133,087	$(6,320)
Construction contract and other service revenues	13,034	11,220	1,814
Total revenues	139,801	144,307	(4,506)
Expenses
Property operating expenses	48,519	51,875	(3,356)
Depreciation and amortization associated with real estate operations	33,059	34,527	(1,468)
Construction contract and other service expenses	12,486	10,694	1,792
Impairment losses	—	2,446	(2,446)
General, administrative and leasing expenses	8,611	11,883	(3,272)
Business development expenses and land carry costs	1,693	2,418	(725)
Total operating expenses	104,368	113,843	(9,475)
Operating income	35,433	30,464	4,969
Interest expense	(18,994)	(23,559)	4,565
Interest and other income	1,726	1,156	570
Gain on early extinguishment of debt	—	17	(17)
Equity in income of unconsolidated entities	725	10	715
Income tax (expense) benefit	(40)	8	(48)
Income before gain on sales of real estate	18,850	8,096	10,754
Gain on sales of real estate	4,238	—	4,238
Net income	$23,088	$8,096	$14,992

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$89,115	$86,149	$2,966
Lease termination revenue	706	953	(247)
Tenant recoveries and other real estate operations revenue	23,962	24,015	(53)
Same Office Properties total revenues	113,783	111,117	2,666
Constructed and redeveloped properties placed in service	3,531	802	2,729
Wholesale data center	6,770	6,493	277
Properties held for sale	1,787	2,038	(251)
Dispositions	715	12,518	(11,803)
Other	181	119	62
	126,767	133,087	(6,320)
Property operating expenses
Same Office Properties	(42,659)	(43,382)	723
Constructed and redeveloped properties placed in service	(1,273)	(199)	(1,074)
Wholesale data center	(3,365)	(2,661)	(704)
Properties held for sale	(568)	(893)	325
Dispositions	(239)	(4,611)	4,372
Other	(415)	(129)	(286)
	(48,519)	(51,875)	3,356

UJV NOI allocable to COPT	1,298	—	1,008

NOI from real estate operations
Same Office Properties	71,124	67,735	3,389
Constructed and redeveloped properties placed in service	2,258	603	1,655
Wholesale data center	3,405	3,832	(427)
Properties held for sale	1,219	1,145	74
Dispositions	476	7,907	(7,431)
Other	1,064	(10)	1,074
	$79,546	$81,212	$(1,666)
Same Office Properties rent statistics
Average occupancy rate	92.2%	91.3%	0.9%
Average straight-line rent per occupied square foot (1)	$6.50	$6.35	$0.15

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 141 office properties, comprising 87.1% of our total operating office square footage as of March 31, 2017 (89.0% excluding the effect of properties held for sale). This pool of properties included the following changes from the pool used for purposes of comparing 2016 and 2015 in our 2016 Annual Report on Form 10-K: the addition of four properties placed in service that were 100% operational by January 1, 2016, three properties acquired in 2015 and two properties reclassified from held for sale in 2017; and the removal of one property reclassified to held for sale in 2017.

Our NOI from constructed and redeveloped properties placed in service included 10 properties placed in service in 2016 and 2017.

NOI from Service Operations

	For the Three Months Ended March 31,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$13,034	$11,220	$1,814
Construction contract and other service expenses	12,486	10,694	1,792
NOI from service operations	$548	$526	$22

Construction contract and other service revenue and expenses increased due primarily to a greater volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of operating income relative to our real estate operations.

Impairment Losses

In the first quarter of 2016, we reclassified to held for sale most of our properties in Greater Philadelphia (included in our Regional Office segment), two properties in the Fort Meade/BW Corridor sub-segment and our remaining land holdings in Colorado Springs, Colorado, and recognized $2.4 million of impairment losses.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses decreased due primarily to our recognition in the prior period of $4.1 million in executive transition costs, representing mostly severance and termination benefits primarily in connection with executive departures, compared to $699,000 in such costs recognized in the current period.
Interest Expense

The decrease in interest expense included: a $2.0 million decrease in expense associated with hedge ineffectiveness on our interest rate swaps recognized in the current period relative to the prior period; and the effect of an 11% decrease in our average outstanding debt in the current period relative to the prior period.

Gain on Sales of Real Estate

We recognized gain on sales of real estate of $4.2 million in the current period in connection with a land sale (discussed further in Note 4 to our consolidated financial statements).
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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI and interest expense; loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs (including separation related compensation and replacement recruitment for Vice President level positions and above); and issuance costs associated with redeemed preferred shares.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing below sets forth the computation of the above stated measures for the three months ended March 31, 2017 and 2016, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars and shares in thousands, except per share data)
Net income	$23,088	$8,096
Add Real estate-related depreciation and amortization	33,059	34,527
Add: Depreciation and amortization on UJV allocable to COPT	311	—
Add: Impairment losses on previously depreciated operating properties	—	847
Add: Gain on sales of previously depreciated operating properties	(19)	—
FFO	56,439	43,470
Less: Preferred share dividends	(3,180)	(3,552)
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(978)	(1,027)
Basic and diluted FFO allocable to share-based compensation awards	(216)	(166)
Basic and diluted FFO available to common share and common unit holders	$51,900	$38,560
Gain on sales of non-operating properties	(4,219)	—
Impairment losses on non-operating properties	—	1,599
(Gain) loss on interest rate derivatives	(453)	1,551
Gain on early extinguishment of debt	—	(17)
Executive transition costs	699	4,137
Demolition costs on redevelopment properties	222	208
Diluted FFO comparability adjustments allocable to share-based compensation awards	14	(31)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$48,163	$46,007

Weighted average common shares	98,411	94,203
Conversion of weighted average common units	3,446	3,677
Weighted average common shares/units - Basic FFO	101,857	97,880
Dilutive effect of share-based compensation awards	155	95
Weighted average common shares/units - Diluted FFO	102,012	97,975

Diluted FFO per share	$0.51	$0.39
Diluted FFO per share, as adjusted for comparability	$0.47	$0.47

Denominator for diluted EPS	98,566	94,298
Weighted average common units	3,446	3,677
Denominator for diluted FFO per share measures	102,012	97,975

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2017 (in thousands):

Construction, development and redevelopment	$33,434
Tenant improvements on operating properties	4,804	(1)
Capital improvements on operating properties	3,213
	$41,451
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $13.2 million when comparing the three months ended March 31, 2017 and 2016. This increase included an $11.8 million increase in cash flow from construction contracts and other services due in large part to the timing of cash collections and payments on third party construction services.

Net cash flow provided by investing activities increased $58.0 million when comparing the three months ended March 31, 2017 and 2016 due primarily to an increase in property sales in 2017 relative to 2016.

Net cash flow used in financing activities in the three months ended March 31, 2017 was $46.0 million, and included the following:

•	dividends and/or distributions to equity holders of $31.8 million; and

•	redemption of preferred shares (or units) of $26.6 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $18.2 million.

Net cash flow provided by financing activities in the three months ended March 31, 2016 was $10.8 million, and included the following:

•	net proceeds from debt borrowings of $61.7 million; offset in part by

•	dividends and/or distributions to equity holders of $30.7 million; and

•	distributions to redeemable noncontrolling interests of $13.8 million related primarily to distributions to our partner in Stevens Investors, LLC, as discussed in our 2016 Annual Report on Form 10-K.

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

As of March 31, 2017, COPT owned 96.7% of the outstanding common units and 95.1% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of March 31, 2017, we had $226.5 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of March 31, 2017, the maximum borrowing capacity under this facility totaled $800.0 million, all of which was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales. We do, however, expect to raise an estimated $40 million from sales of interests in properties during the remainder of 2017 and use the proceeds to fund development costs.

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$—	$—	$312,132	$300,000	$1,276,829	$1,888,961
Scheduled principal payments	3,053	4,241	4,387	4,024	3,875	10,680	30,260
Interest on debt (3)	53,921	71,668	71,484	66,898	57,705	116,244	437,920
New development and redevelopment obligations (4)(5)	112,745	12,604	2,615	—	—	—	127,964
Third-party construction and development obligations (5)(6)	6,723	—	—	—	—	—	6,723
Capital expenditures for operating properties (5)(7)	22,187	20,825	8,779	—	—	—	51,791
Operating leases (8)	985	1,290	1,269	1,261	1,260	85,762	91,827
Other obligations (8)	486	380	342	153	39	9	1,409
Total contractual cash obligations	$200,100	$111,008	$88,876	$384,468	$362,879	$1,489,524	$2,636,855

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred and therefore reflected in our reported liabilities.

(2)	Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $15.6 million.

(3)
Represents interest costs for our outstanding debt as of March 31, 2017 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2017 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend approximately $180 million on construction and development costs and approximately $40 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2017.  We expect to fund the construction and development costs using primarily borrowings under our Revolving Credit Facility and proceeds from property dispositions.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2017, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the three months ended March 31, 2017.

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

The following table sets forth as of March 31, 2017 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,776	$3,858	$3,991	$3,718	$303,875	$1,037,509	$1,355,727
Weighted average interest rate	4.35%	4.37%	4.36%	3.96%	3.70%	4.47%	4.30%
Variable rate debt	$277	$383	$396	$312,438	$—	$250,000	$563,494
Weighted average interest rate (2)	2.63%	2.63%	2.63%	2.21%	—%	2.59%	2.38%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $15.6 million.

(2)	The amounts reflected above used interest rates as of March 31, 2017 for variable rate debt.

The fair value of our debt was $1.9 billion as of March 31, 2017.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $99 million as of March 31, 2017.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2017 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $250,000 in the three months ended March 31, 2017 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of March 31, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Operating Partnership’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2016 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2017, 185,000 of COPLP’s common units were exchanged for 185,000 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	April 28, 2017	Dated:	April 28, 2017