Form 10-Q
period 2017-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2017-07-31
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 21, 2017, 99,466,838 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2017, COPT owned approximately 96.7% of the outstanding common units and none of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,688,174	$2,671,831
Projects in development or held for future development	446,385	401,531
Total properties, net	3,134,559	3,073,362
Assets held for sale, net	51,291	94,654
Cash and cash equivalents	10,606	209,863
Restricted cash and marketable securities	6,866	8,193
Investment in unconsolidated real estate joint venture	25,335	25,548
Accounts receivable (net of allowance for doubtful accounts of $435 and $603, respectively)	42,742	34,438
Deferred rent receivable (net of allowance of $125 and $373, respectively)	89,832	90,219
Intangible assets on real estate acquisitions, net	69,205	78,351
Deferred leasing costs (net of accumulated amortization of $29,720 and $65,988, respectively)	40,506	41,214
Investing receivables	54,598	52,279
Prepaid expenses and other assets, net	49,347	72,764
Total assets	$3,574,887	$3,780,885
Liabilities and equity
Liabilities:
Debt, net	$1,897,734	$1,904,001
Accounts payable and accrued expenses	95,267	108,682
Rents received in advance and security deposits	25,444	29,798
Dividends and distributions payable	28,462	31,335
Deferred revenue associated with operating leases	13,172	12,666
Redeemable preferred shares of beneficial interest ($0.01 par value; 531,667 shares issued and outstanding at December 31, 2016 and none at June 30, 2017)	—	26,583
Capital lease obligation	16,177	—
Other liabilities	56,076	50,177
Total liabilities	2,132,332	2,163,242
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,731	22,979
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, 6,900,000 shares issued and outstanding at December 31, 2016 and none at June 30, 2017)	—	172,500
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 99,471,641 at June 30, 2017 and 98,498,651 at December 31, 2016)	995	985
Additional paid-in capital	2,146,119	2,116,581
Cumulative distributions in excess of net income	(793,828)	(765,276)
Accumulated other comprehensive loss	(1,163)	(1,731)
Total Corporate Office Properties Trust’s shareholders’ equity	1,352,123	1,523,059
Noncontrolling interests in subsidiaries:
Common units in COPLP	46,233	49,228
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,668	13,577
Noncontrolling interests in subsidiaries	66,701	71,605
Total equity	1,418,824	1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,574,887	$3,780,885

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$101,347	$107,524	$201,962	$212,906
Tenant recoveries and other real estate operations revenue	26,950	26,400	53,102	54,105
Construction contract and other service revenues	23,138	12,003	36,172	23,223
Total revenues	151,435	145,927	291,236	290,234
Expenses
Property operating expenses	48,628	48,141	97,147	100,016
Depreciation and amortization associated with real estate operations	32,793	33,248	65,852	67,775
Construction contract and other service expenses	22,315	11,478	34,801	22,172
Impairment losses	1,625	69,692	1,625	72,138
General, administrative and leasing expenses	7,859	8,026	16,470	19,909
Business development expenses and land carry costs	1,597	2,363	3,290	4,781
Total operating expenses	114,817	172,948	219,185	286,791
Operating income (loss)	36,618	(27,021)	72,051	3,443
Interest expense	(19,163)	(22,639)	(38,157)	(46,198)
Interest and other income	1,583	1,330	3,309	2,486
(Loss) gain on early extinguishment of debt	(513)	5	(513)	22
Income (loss) before equity in income of unconsolidated entities and income taxes	18,525	(48,325)	36,690	(40,247)
Equity in income of unconsolidated entities	718	10	1,443	20
Income tax (expense) benefit	(48)	(1)	(88)	7
Income (loss) before gain on sales of real estate	19,195	(48,316)	38,045	(40,220)
Gain on sales of real estate	12	—	4,250	—
Net income (loss)	19,207	(48,316)	42,295	(40,220)
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(273)	1,976	(907)	1,849
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(907)	(914)	(1,841)	(1,892)
Net income (loss) attributable to COPT	17,862	(47,419)	39,217	(40,593)
Preferred share dividends	(3,039)	(3,553)	(6,219)	(7,105)
Issuance costs associated with redeemed preferred shares	(6,847)	—	(6,847)	—
Net income (loss) attributable to COPT common shareholders	$7,976	$(50,972)	$26,151	$(47,698)
Earnings per common share:
Net income (loss) attributable to COPT common shareholders - basic	$0.08	$(0.54)	$0.26	$(0.51)
Net income (loss) attributable to COPT common shareholders - diluted	$0.08	$(0.54)	$0.26	$(0.51)
Dividends declared per common share	$0.275	$0.275	$0.550	$0.550

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19,207	$(48,316)	$42,295	$(40,220)
Other comprehensive income (loss)
Unrealized loss on interest rate derivatives	(1,800)	(5,704)	(1,576)	(16,988)
Loss on interest rate derivatives recognized in interest expense (effective portion)	853	850	2,037	1,720
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	88	—	88	—
Equity in other comprehensive income (loss) of equity method investee	39	(184)	39	(184)
Other comprehensive (loss) income	(820)	(5,038)	588	(15,452)
Comprehensive income (loss)	18,387	(53,354)	42,883	(55,672)
Comprehensive (income) loss attributable to noncontrolling interests	(1,318)	1,085	(3,098)	205
Comprehensive income (loss) attributable to COPT	$17,069	$(52,269)	$39,785	$(55,467)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Conversion of common units to common shares (26,758 shares)	—	—	371	—	—	(371)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (141,089 shares issued, net of redemptions)	—	2	4,301	—	—	—	4,303
Redemption of vested equity awards	—	—	(1,492)	—	—	—	(1,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(5)	—	—	5	—
Comprehensive loss	—	—	—	(40,593)	(14,874)	(1,322)	(56,789)
Dividends	—	—	—	(59,175)	—	—	(59,175)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,346)	(2,346)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(349)	—	—	—	(349)
Balance at June 30, 2016 (94,699,359 common shares outstanding)	$199,083	$947	$2,007,328	$(756,940)	$(17,712)	$67,997	$1,500,703

Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(765,276)	$(1,731)	$71,605	$1,594,664
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (187,000 shares)	—	2	2,562	—	—	(2,564)	—
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (189,948 shares issued, net of redemptions)	—	2	3,045	—	—	—	3,047
Redemption of vested equity awards	—	—	(1,813)	—	—	—	(1,813)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(514)	—	—	514	—
Comprehensive income	—	—	—	39,217	568	1,958	41,743
Dividends	—	—	—	(60,922)	—	—	(60,922)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,202)	(2,202)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,610)	(2,610)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(401)	—	—	—	(401)
Balance at June 30, 2017 (99,471,641 common shares outstanding)	$—	$995	$2,146,119	$(793,828)	$(1,163)	$66,701	$1,418,824

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$255,302	$261,980
Construction contract and other service revenues received	39,917	34,992
Property operating expenses paid	(80,385)	(87,005)
Construction contract and other service expenses paid	(31,996)	(24,303)
General, administrative, leasing, business development and land carry costs paid	(20,315)	(19,212)
Interest expense paid	(36,351)	(41,179)
Lease incentives	(9,375)	(996)
Other	940	123
Net cash provided by operating activities	117,737	124,400
Cash flows from investing activities
Construction, development and redevelopment	(85,926)	(75,339)
Tenant improvements on operating properties	(13,711)	(14,862)
Other capital improvements on operating properties	(11,780)	(16,007)
Proceeds from dispositions of properties	54,798	5,448
Leasing costs paid	(3,904)	(3,434)
Other	1,573	(13)
Net cash used in investing activities	(58,950)	(104,207)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	213,000	133,500
Other debt proceeds	—	45,000
Repayments of debt
Revolving Credit Facility	(19,000)	(119,000)
Scheduled principal amortization	(1,913)	(3,532)
Other debt repayments	(200,100)	(40,498)
Net proceeds from issuance of common shares	19,835	(5)
Redemption of preferred shares	(199,083)	—
Common share dividends paid	(54,439)	(52,021)
Preferred share dividends paid	(9,305)	(7,105)
Distributions paid to noncontrolling interests in COPLP	(2,274)	(2,362)
Distributions paid to redeemable noncontrolling interests	(781)	(14,306)
Redemption of vested equity awards	(1,813)	(1,492)
Other	(2,171)	(5,365)
Net cash used in financing activities	(258,044)	(67,186)
Net decrease in cash and cash equivalents	(199,257)	(46,993)
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$10,606	$13,317

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$42,295	$(40,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,948	68,901
Impairment losses	1,618	72,138
(Gain) loss on interest rate derivatives	(9)	1,870
Amortization of deferred financing costs and net debt discounts	2,613	2,998
Decrease (increase) in deferred rent receivable	669	(1,276)
Gain on sales of real estate	(4,250)	—
Share-based compensation	2,820	3,839
Other	(2,548)	(1,725)
Operating changes in assets and liabilities:
Increase in accounts receivable	(8,304)	(3,320)
Decrease (increase) in restricted cash and marketable securities	1,826	(389)
Decrease in prepaid expenses and other assets, net	20,800	11,303
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,387)	15,394
Decrease in rents received in advance and security deposits	(4,354)	(5,113)
Net cash provided by operating activities	$117,737	$124,400
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(4,927)	$1,604
Increase in property in connection with capital lease obligation	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$—	$6,675
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$513	$(15,268)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)
Dividends/distribution payable	$28,462	$30,219
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,564	$371
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$514	$5
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$401	$349

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2017		December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,688,174		$2,671,831
Projects in development or held for future development	446,385		401,531
Total properties, net	3,134,559		3,073,362
Assets held for sale, net	51,291		94,654
Cash and cash equivalents	10,606		209,863
Restricted cash and marketable securities	2,721		2,756
Investment in unconsolidated real estate joint venture	25,335		25,548
Accounts receivable (net of allowance for doubtful accounts of $435 and $603, respectively)	42,742		34,438
Deferred rent receivable (net of allowance of $125 and $373, respectively)	89,832		90,219
Intangible assets on real estate acquisitions, net	69,205		78,351
Deferred leasing costs (net of accumulated amortization of $29,720 and $65,988, respectively)	40,506		41,214
Investing receivables	54,598		52,279
Prepaid expenses and other assets, net	49,347		72,764
Total assets	$3,570,742		$3,775,448
Liabilities and equity
Liabilities:
Debt, net	$1,897,734		$1,904,001
Accounts payable and accrued expenses	95,267		108,682
Rents received in advance and security deposits	25,444		29,798
Distributions payable	28,462		31,335
Deferred revenue associated with operating leases	13,172		12,666
Redeemable preferred units of general partner, 531,667 units outstanding at December 31, 2016 and none at June 30, 2017	—		26,583
Capital lease obligation	16,177	—	—
Other liabilities	51,931		44,740
Total liabilities	2,128,187		2,157,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,731		22,979
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 6,900,000 preferred units outstanding at December 31, 2016 and none at June 30, 2017	—		172,500
Limited partner, 352,000 preferred units outstanding at June 30, 2017 and December 31, 2016	8,800		8,800
Common units, 99,471,641 and 98,498,651 held by the general partner and 3,403,391 and 3,590,391 held by limited partners at June 30, 2017 and December 31, 2016, respectively	1,399,578		1,401,597
Accumulated other comprehensive loss	(1,266)		(1,854)
Total Corporate Office Properties, L.P.’s equity	1,407,112		1,581,043
Noncontrolling interests in subsidiaries	11,712		13,621
Total equity	1,418,824		1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,570,742		$3,775,448

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$101,347	$107,524	$201,962	$212,906
Tenant recoveries and other real estate operations revenue	26,950	26,400	53,102	54,105
Construction contract and other service revenues	23,138	12,003	36,172	23,223
Total revenues	151,435	145,927	291,236	290,234
Expenses
Property operating expenses	48,628	48,141	97,147	100,016
Depreciation and amortization associated with real estate operations	32,793	33,248	65,852	67,775
Construction contract and other service expenses	22,315	11,478	34,801	22,172
Impairment losses	1,625	69,692	1,625	72,138
General, administrative and leasing expenses	7,859	8,026	16,470	19,909
Business development expenses and land carry costs	1,597	2,363	3,290	4,781
Total operating expenses	114,817	172,948	219,185	286,791
Operating income (loss)	36,618	(27,021)	72,051	3,443
Interest expense	(19,163)	(22,639)	(38,157)	(46,198)
Interest and other income	1,583	1,330	3,309	2,486
(Loss) gain on early extinguishment of debt	(513)	5	(513)	22
Income (loss) before equity in income of unconsolidated entities and income taxes	18,525	(48,325)	36,690	(40,247)
Equity in income of unconsolidated entities	718	10	1,443	20
Income tax (expense) benefit	(48)	(1)	(88)	7
Income (loss) before gain on sales of real estate	19,195	(48,316)	38,045	(40,220)
Gain on sales of real estate	12	—	4,250	—
Net income (loss)	19,207	(48,316)	42,295	(40,220)
Net income attributable to noncontrolling interests in consolidated entities	(907)	(911)	(1,841)	(1,890)
Net income (loss) attributable to COPLP	18,300	(49,227)	40,454	(42,110)
Preferred unit distributions	(3,204)	(3,718)	(6,549)	(7,435)
Issuance costs associated with redeemed preferred units	(6,847)	—	(6,847)	—
Net income (loss) attributable to COPLP common unitholders	$8,249	$(52,945)	$27,058	$(49,545)
Earnings per common unit:
Net income (loss) attributable to COPLP common unitholders - basic	$0.08	$(0.54)	$0.26	$(0.51)
Net income (loss) attributable to COPLP common unitholders - diluted	$0.08	$(0.54)	$0.26	$(0.51)
Distributions declared per common unit	$0.275	$0.275	$0.550	$0.550

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19,207	$(48,316)	$42,295	$(40,220)
Other comprehensive income (loss)
Unrealized loss on interest rate derivatives	(1,800)	(5,704)	(1,576)	(16,988)
Loss on interest rate derivatives recognized in interest expense (effective portion)	853	850	2,037	1,720
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	88	—	88	—
Equity in other comprehensive income (loss) of equity method investee	39	(184)	39	(184)
Other comprehensive (loss) income	(820)	(5,038)	588	(15,452)
Comprehensive income (loss)	18,387	(53,354)	42,883	(55,672)
Comprehensive income attributable to noncontrolling interests	(907)	(911)	(1,841)	(1,890)
Comprehensive income (loss) attributable to COPLP	$17,480	$(54,265)	$41,042	$(57,562)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	141,089	4,303	—	—	4,303
Redemptions of vested equity awards	—	—	—	—	—	(1,492)	—	—	(1,492)
Comprehensive loss	—	330	—	7,105	—	(49,545)	(15,452)	773	(56,789)
Distributions to owners of common and preferred units	—	(330)	—	(7,105)	—	(54,086)	—	—	(61,521)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(349)	—	—	(349)
Balance at June 30, 2016	352,000	$8,800	7,431,667	$199,083	98,349,992	$1,299,571	$(18,437)	$11,686	$1,500,703

Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,401,597	$(1,854)	$13,621	$1,594,664
Redemption of preferred units resulting from redemption of preferred shares	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	189,948	3,047	—	—	3,047
Redemptions of vested equity awards	—	—	—	—	—	(1,813)	—	—	(1,813)
Comprehensive income	—	330	—	6,219	—	33,905	588	701	41,743
Distributions to owners of common and preferred units	—	(330)	—	(6,219)	—	(56,575)	—	—	(63,124)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,610)	(2,610)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(401)	—	—	(401)
Balance at June 30, 2017	352,000	$8,800	—	$—	102,875,032	$1,399,578	$(1,266)	$11,712	$1,418,824

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$255,302	$261,980
Construction contract and other service revenues received	39,917	34,992
Property operating expenses paid	(80,385)	(87,005)
Construction contract and other service expenses paid	(31,996)	(24,303)
General, administrative, leasing, business development and land carry costs paid	(20,315)	(19,212)
Interest expense paid	(36,351)	(41,179)
Lease incentives	(9,375)	(996)
Other	940	123
Net cash provided by operating activities	117,737	124,400
Cash flows from investing activities
Construction, development and redevelopment	(85,926)	(75,339)
Tenant improvements on operating properties	(13,711)	(14,862)
Other capital improvements on operating properties	(11,780)	(16,007)
Proceeds from dispositions of properties	54,798	5,448
Leasing costs paid	(3,904)	(3,434)
Other	1,573	(13)
Net cash used in investing activities	(58,950)	(104,207)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	213,000	133,500
Other debt proceeds	—	45,000
Repayments of debt
Revolving Credit Facility	(19,000)	(119,000)
Scheduled principal amortization	(1,913)	(3,532)
Other debt repayments	(200,100)	(40,498)
Net proceeds from issuance of common units	19,835	(5)
Redemption of preferred units	(199,083)	—
Common unit distributions paid	(56,383)	(54,053)
Preferred unit distributions paid	(9,635)	(7,435)
Redemption of vested equity awards	(1,813)	(1,492)
Distributions paid to redeemable noncontrolling interests	(781)	(14,306)
Other	(2,171)	(5,365)
Net cash used in financing activities	(258,044)	(67,186)
Net decrease in cash and cash equivalents	(199,257)	(46,993)
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$10,606	$13,317

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$42,295	$(40,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,948	68,901
Impairment losses	1,618	72,138
(Gain) loss on interest rate derivatives	(9)	1,870
Amortization of deferred financing costs and net debt discounts	2,613	2,998
Decrease (increase) in deferred rent receivable	669	(1,276)
Gain on sales of real estate	(4,250)	—
Share-based compensation	2,820	3,839
Other	(2,548)	(1,725)
Operating changes in assets and liabilities:
Increase in accounts receivable	(8,304)	(3,320)
Decrease (increase) in restricted cash and marketable securities	534	(1,106)
Decrease in prepaid expenses and other assets, net	20,800	11,303
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,095)	16,111
Decrease in rents received in advance and security deposits	(4,354)	(5,113)
Net cash provided by operating activities	$117,737	$124,400
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(4,927)	$1,604
Increase in property in connection with capital lease obligation	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$—	$6,675
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$513	$(15,268)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)
Distributions payable	$28,462	$30,219
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$401	$349

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of June 30, 2017, our properties included the following:

•
165 operating office properties totaling 17.3 million square feet, including 14 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
ten office properties under construction or redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including three partially operational properties and two properties completed but held for future lease to the United States Government;

•	987 acres of land we controlled for future development that we believe could be developed into approximately 12.5 million square feet and an additional 194 acres of other land; and

•	a wholesale data center with a critical load of 19.25 megawatts.

COPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2017, COPT owned 96.7% of the outstanding COPLP common units (“common units”) and none of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Also in connection with this guidance, in 2017, the FASB issued additional guidance, including guidance clarifying the scope of asset derecognition provisions and accounting for partial sales of nonfinancial assets. While we are still completing our assessment of the impact of the guidance, below is a summary of the anticipated primary effects on our accounting and reporting.

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

•
Real estate revenue associated with executory costs and other non-lease components: Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (discussed below) goes into effect, we believe that the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, then revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. We are in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

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

◦
Our most significant leases as lessee are ground leases we have for certain properties; as of June 30, 2017, our future minimum rental payments under these leases totaled $90.4 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize a right-of-use asset and a lease liability for the present value of these minimum lease payments. We believe that these leases most likely will be classified as finance leases under the new guidance; as a result, the interest component of each lease payment would be recorded as interest expense and the right-of-use asset would be amortized into expense using the straight-line method over the life of the lease.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.1 million as of June 30, 2017, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,074	$—	$—	$4,074
Other	71	—	—	71
Interest rate derivatives (2)	—	117	—	117
Total assets	$4,145	$117	$—	$4,262
Liabilities:
Deferred compensation plan liability (3)	$—	$4,145	$—	$4,145
Interest rate derivatives (3)	—	601	—	601
Total liabilities	$—	$4,746	$—	$4,746

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$117	$—	$117
Liabilities:
Interest rate derivatives (2)	$—	$601	$—	$601

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

As part of our closing process for the first quarter of 2017, we conducted our quarterly review of our portfolio for indicators of impairment and found there to be no impairment losses.

As part of our closing process for the second quarter of 2017, we conducted our quarterly review of our portfolio for indicators of impairment. Further, we performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell.

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

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of properties held for sale as of June 30, 2017 (dollars in thousands):

Fair Values as of June 30, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net	$—	$—	$50,003	$50,003

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of June 30, 2017 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$47,537	Discount rate	9.0% - 10.5% (9.2%)
		Terminal capitalization rate	8.0% - 9.0% (8.1%)
Yield analyses	$2,466	Investor yield requirement	9.0% (1)

(1) Only one fair value applied for this unobservable input.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$432,617	$433,311
Buildings and improvements	3,010,765	2,944,905
Less: Accumulated depreciation	(755,208)	(706,385)
Operating properties, net	$2,688,174	$2,671,831

Projects in development or held for future development consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$225,965	$195,521
Development in progress, excluding land	220,420	206,010
Projects in development or held for future development	$446,385	$401,531

Our properties held for sale included:

•
as of June 30, 2017: eight operating properties in White Marsh (included in our Regional Office and Other segments); one operating property in our Fort Meade/BW Corridor sub-segment; and land in White Marsh; and

•
as of December 31, 2016: eight operating properties in White Marsh (included primarily in our Regional Office segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in White Marsh and Northern Virginia.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	June 30, 2017	December 31, 2016
Properties, net	$47,397	$85,402
Deferred rent receivable	1,831	4,241
Intangible assets on real estate acquisitions, net	338	338
Deferred leasing costs, net	1,326	3,636
Lease incentives, net	399	1,037
Assets held for sale, net	$51,291	$94,654

2017 Dispositions

On February 15, 2017, we completed the disposition of 3120 Fairview Park Drive, an operating property totaling 190,000 square feet in Falls Church, Virginia (in our Northern Virginia Defense/IT sub-segment), for $39.0 million, with no gain recognized.

On June 9, 2017, we completed the disposition of 1334 Ashton Road, an operating property totaling 37,000 square feet in Hanover, Maryland (in our Fort Meade/BW Corridor sub-segment), for $2.3 million, with no gain recognized.

We also sold land in the six months ended June 30, 2017 for $14.3 million and recognized a gain on sale of $4.2 million.

On July 28, 2017, we completed the disposition of our remaining assets in White Marsh (in our Regional Office and Other segments), including eight operating properties totaling 412,000 square feet, and land, for $47.5 million.

2017 Construction Activities

During the six months ended June 30, 2017, we placed into service 295,000 square feet in three newly constructed properties (including a partially operational property) and 88,000 square feet in three redeveloped properties (including two partially operational properties). As of June 30, 2017, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.3 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and two office properties under redevelopment that we estimate will total 61,000 square feet upon completion.

5.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2017 (dollars in thousands):

		Nominal
		Ownership		June 30, 2017 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	6/30/2017	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$157,624	$77,269	$50,225
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	67,789	45,756	46,580
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	62,382	—	22,953
				$287,795	$123,025	$119,758
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC. Our partner in this joint venture is entitled to receive an additional distribution from the joint venture of $6.7 million that was reported in other liabilities on our consolidated balance sheet as of June 30, 2017 and paid in July 2017.

Unconsolidated Joint Venture

As of June 30, 2017, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center properties in Virginia, that we account for using the equity method of accounting. As of June 30, 2017, we had an investment balance in GI-COPT of $25.3 million. Our balance was $17.4 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes receivable from the City of Huntsville	$51,578	$49,258
Other investing loans receivable	3,020	3,021
	$54,598	$52,279

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of June 30, 2017 or December 31, 2016.  The fair value of these receivables approximated their carrying amounts as of June 30, 2017 and December 31, 2016.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Lease incentives, net	$16,964	$18,276
Prepaid expenses	11,972	24,432
Furniture, fixtures and equipment, net	5,303	5,204
Construction contract costs incurred in excess of billings	3,620	10,350
Deferred tax asset, net (1)	2,908	3,036
Non-real estate equity method investments	2,415	2,355
Deferred financing costs, net (2)	1,747	3,128
Other assets	4,418	5,983
Prepaid expenses and other assets, net	$49,347	$72,764

(1) Includes a valuation allowance of $2.1 million.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2017	December 31, 2016	Stated Interest Rates as of	Scheduled Maturity as of
			June 30, 2017	June 30, 2017
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$152,449	$154,143	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt	13,283	13,448	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	165,732	167,591
Revolving Credit Facility	194,000	—	LIBOR + 0.875% to 1.60% (5)	May 2019
Term Loan Facilities (6)	348,283	547,494	LIBOR + 0.90% to 2.40% (7)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,338	347,128	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	246,408	246,176	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	298,080	297,843	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,547	296,368	5.00% (11)	July 2025
Unsecured notes payable	1,346	1,401	0% (12)	2026
Total debt, net	$1,897,734	$1,904,001

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.0 million as of June 30, 2017 and $6.1 million as of December 31, 2016.

(2)
Certain fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $385,000 as of June 30, 2017 and $422,000 as of December 31, 2016.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.19% as of June 30, 2017.

(4)	The interest rate on our variable rate secured debt as of June 30, 2017 was 2.90%.

(5)	The weighted average interest rate on the Revolving Credit Facility was 2.39% as of June 30, 2017.

(6)
As of June 30, 2017, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders. On May 1, 2017, we repaid $200.0 million of the loan balance on a term loan scheduled to mature in 2020.

(7)	The weighted average interest rate on these loans was 2.75% as of June 30, 2017.

(8)
The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of June 30, 2017 and $2.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.2 million as of June 30, 2017 and $3.4 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.5 million as of June 30, 2017 and $1.7 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(11) The carrying value of these notes reflects an unamortized discount totaling $2.9 million as of June 30, 2017 and $3.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(12)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $416,000 as of June 30, 2017 and $460,000 as of December 31, 2016.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2017, we were compliant with these covenants.

We capitalized interest costs of $1.6 million in the three months ended June 30, 2017, $1.3 million in the three months ended June 30, 2016, $3.1 million in the six months ended June 30, 2017 and $3.1 million in the six months ended June 30, 2016.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,188,373	$1,229,354	$1,187,515	$1,220,282
Other fixed-rate debt	153,795	155,581	155,544	156,887
Variable-rate debt	555,566	552,782	560,942	558,437
	$1,897,734	$1,937,717	$1,904,001	$1,935,606

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2017	December 31, 2016
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$(408)	$(848)
13,402	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	117	100
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(79)	(23)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(68)	48
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(46)	10
100,000	(2)	1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	—	(701)
						$(484)	$(1,414)

(1)     The notional amount of this instrument is scheduled to amortize to $12.1 million.

(2)
We cash settled this derivative and interest accrued thereon for $460,000 on May 1, 2017. Since the hedged transactions associated with this derivative were still probable to occur as of the settlement date, amounts in accumulated other comprehensive loss (“AOCL”) associated with this derivative will be reclassified to interest expense through August 2019.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$117	$158
Interest rate swaps designated as cash flow hedges	Other liabilities	(601)	(1,572)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized loss recognized in AOCL (effective portion)	$(1,800)	$(5,704)	$(1,576)	$(16,988)
Loss reclassified from AOCL into interest expense (effective portion)	(853)	(850)	(2,037)	(1,720)
(Loss) gain on derivatives recognized in interest expense (ineffective portion)	(356)	(319)	98	(1,870)
Loss reclassified from AOCL into interest expense (ineffective portion) (1)	(88)	—	(88)	—

(1)
Represents a loss recognized on certain interest rate swaps from the accelerated reclassification of amounts in AOCL in the three and six months ended June 30, 2017, when we concluded that hedged forecasted transactions were probable not to occur.

Over the next 12 months, we estimate that approximately $1.9 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2017, the fair value of interest rate derivatives in a liability position related to these agreements was $591,000, excluding the effects of accrued interest and credit valuation adjustments. As of June 30, 2017, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $822,000.

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

	For the Six Months Ended June 30,
	2017	2016
Beginning balance	$22,979	$19,218
Contributions from noncontrolling interests	—	22,778
Distributions to noncontrolling interests	(789)	(20,989)
Net income attributable to noncontrolling interests	1,140	1,117
Adjustment to arrive at fair value of interests	401	349
Ending balance	$23,731	$22,473

11.    Equity

During the six months ended June 30, 2017, COPT redeemed all of the outstanding shares of its following series of preferred shares:

•
the 5.600% Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”), redeemed effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we made an irrevocable notification to holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we presented the liquidation preference of the shares/units as a liability on the consolidated balance sheets of COPT and COPLP as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders/unitholders in the three months ended December 31, 2016 pertaining to the original issuance costs incurred on the shares/units; and

•
the 7.375% Series L Cumulative Preferred Shares (the “Series L Preferred Shares”), redeemed effective June 27, 2017 at a price of $25.00 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon up to but not including the date of redemption. Concurrently with this redemption, COPLP redeemed its Series L Preferred Units on the same terms. We also recognized a $6.8 million decrease to net income available to common shareholders/unitholders in the three months ended June 30, 2017 pertaining to the original issuance costs incurred on the shares/units.

During the six months ended June 30, 2017, COPT issued 591,042 common shares at a weighted average price of $33.84 per share under its existing at-the-market (“ATM”) stock offering program. Net proceeds from the shares issued totaled $19.7 million, after payment of $300,000 in commissions to sales agents. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under this ATM program is an aggregate gross sales price of $70.0 million in common share sales.

During the six months ended June 30, 2017, certain COPLP limited partners converted 187,000 common units in COPLP for an equal number of common shares in COPT.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended June 30, 2017
Revenues from real estate operations	$61,284	$11,095	$13,029	$7,449	$3,624	$5,800	$102,281	$17,462	$7,033	$1,521	$128,297
Property operating expenses	(20,129)	(4,219)	(8,130)	(3,025)	(1,491)	(577)	(37,571)	(7,082)	(3,501)	(474)	(48,628)
UJV NOI allocable to COPT	—	—	—	—	—	1,294	1,294	—	—	—	1,294
NOI from real estate operations	$41,155	$6,876	$4,899	$4,424	$2,133	$6,517	$66,004	$10,380	$3,532	$1,047	$80,963
Additions to long-lived assets	$5,853	$977	$16	$2,231	$84	$—	$9,161	$4,018	$2,005	$(29)	$15,155
Transfers from non-operating properties	$18,159	$218	$—	$466	$1,709	$26,215	$46,767	$(25)	$—	$—	$46,742
Three Months Ended June 30, 2016
Revenues from real estate operations	$60,912	$12,057	$11,651	$6,998	$3,191	$7,288	$102,097	$23,283	$6,804	$1,740	$133,924
Property operating expenses	(20,378)	(4,307)	(6,844)	(2,675)	(960)	(826)	(35,990)	(8,721)	(2,651)	(779)	(48,141)
NOI from real estate operations	$40,534	$7,750	$4,807	$4,323	$2,231	$6,462	$66,107	$14,562	$4,153	$961	$85,783
Additions to long-lived assets	$7,096	$3,059	$—	$2,233	$301	$—	$12,689	$2,180	$—	$153	$15,022
Transfers from non-operating properties	$768	$27,944	$231	$—	$4	$29,857	$58,804	$26	$(482)	$—	$58,348
Six Months Ended June 30, 2017
Revenues from real estate operations	$122,139	$22,802	$24,663	$14,459	$7,084	$11,322	$202,469	$35,738	$13,803	$3,054	$255,064
Property operating expenses	(40,649)	(8,671)	(14,932)	(6,234)	(2,862)	(1,236)	(74,584)	(14,568)	(6,866)	(1,129)	(97,147)
UJV NOI allocable to COPT	—	—	—	—	—	2,592	2,592	—	—	—	2,592
NOI from real estate operations	$81,490	$14,131	$9,731	$8,225	$4,222	$12,678	$130,477	$21,170	$6,937	$1,925	$160,509
Additions to long-lived assets	$9,275	$3,445	$16	$4,399	$216	$—	$17,351	$11,138	$3,579	$127	$32,195
Transfers from non-operating properties	$31,575	$440	$—	$466	$1,705	$25,200	$59,386	$(25)	$8	$18	$59,387
Segment assets at June 30, 2017	$1,267,635	$357,747	$130,431	$195,732	$109,586	$230,557	$2,291,688	$435,399	$229,224	$19,350	$2,975,661
Six Months Ended June 30, 2016
Revenues from real estate operations	$123,421	$24,173	$21,876	$13,932	$6,307	$13,618	$203,327	$46,785	$13,297	$3,602	$267,011
Property operating expenses	(43,624)	(8,848)	(12,264)	(6,199)	(1,938)	(1,636)	(74,509)	(18,552)	(5,312)	(1,643)	(100,016)
NOI from real estate operations	$79,797	$15,325	$9,612	$7,733	$4,369	$11,982	$128,818	$28,233	$7,985	$1,959	$166,995
Additions to long-lived assets	$13,615	$6,137	$—	$3,503	$919	$—	$24,174	$4,939	$—	$310	$29,423
Transfers from non-operating properties	$36,519	$27,850	$237	$—	$215	$55,954	$120,775	$108	$(431)	$(11)	$120,441
Segment assets at June 30, 2016	$1,305,769	$424,441	$133,359	$195,195	$106,810	$256,276	$2,421,850	$594,750	$237,226	$35,291	$3,289,117

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenues from real estate operations	$128,297	$133,924	$255,064	$267,011
Construction contract and other service revenues	23,138	12,003	36,172	23,223
Total revenues	$151,435	$145,927	$291,236	$290,234

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
UJV NOI allocable to COPT	$1,294	$—	$2,592	$—
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(575)	—	(1,147)	—
Add: Equity in (loss) income of unconsolidated non-real estate entities	(1)	10	(2)	20
Equity in income of unconsolidated entities	$718	$10	$1,443	$20

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Construction contract and other service revenues	$23,138	$12,003	$36,172	$23,223
Construction contract and other service expenses	(22,315)	(11,478)	(34,801)	(22,172)
NOI from service operations	$823	$525	$1,371	$1,051

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from before gain on sales of real estate as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NOI from real estate operations	$80,963	$85,783	$160,509	$166,995
NOI from service operations	823	525	1,371	1,051
Interest and other income	1,583	1,330	3,309	2,486
Equity in income of unconsolidated entities	718	10	1,443	20
Income tax (expense) benefit	(48)	(1)	(88)	7
Depreciation and other amortization associated with real estate operations	(32,793)	(33,248)	(65,852)	(67,775)
Impairment losses	(1,625)	(69,692)	(1,625)	(72,138)
General, administrative and leasing expenses	(7,859)	(8,026)	(16,470)	(19,909)
Business development expenses and land carry costs	(1,597)	(2,363)	(3,290)	(4,781)
Interest expense	(19,163)	(22,639)	(38,157)	(46,198)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,294)	—	(2,592)	—
(Loss) gain on early extinguishment of debt	(513)	5	(513)	22
Income (loss) before gain on sales of real estate	$19,195	$(48,316)	$38,045	$(40,220)

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2017	June 30, 2016
Segment assets	$2,975,661	$3,289,117
Non-operating property assets	452,824	413,597
Other assets	146,402	138,978
Total COPT consolidated assets	$3,574,887	$3,841,692

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

Restricted Shares

During the six months ended June 30, 2017, certain employees and non-employee members of our Board of Trustees were granted a total of 227,235 restricted common shares with an aggregate grant date fair value of $7.7 million (weighted average of $33.97 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2017, forfeiture restrictions lapsed on 144,006 previously issued common shares; these shares had a weighted average grant date fair value of $26.22 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.9 million.

Deferred Share Awards

During the six months ended June 30, 2017, nonemployee members of our Board of Trustees were granted a total of 10,032 deferred share awards with an aggregate grant date fair value of $326,000 ($32.47 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2017, we issued 15,590 common shares in settlement of deferred share awards granted in 2016; these shares had a grant date fair value of $26.89 per share, and the aggregate intrinsic value of the shares on the settlement date was $508,000.

Options

During the six months ended June 30, 2017, 5,000 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $29.98 per share, and the aggregate intrinsic value of the options exercised was $18,000.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to COPT	$17,862	$(47,419)	$39,217	$(40,593)
Preferred share dividends	(3,039)	(3,553)	(6,219)	(7,105)
Issuance costs associated with redeemed preferred shares	(6,847)	—	(6,847)	—
Income attributable to share-based compensation awards	(117)	(96)	(242)	(214)
Numerator for basic and diluted EPS on net income (loss) attributable to COPT common shareholders	$7,859	$(51,068)	$25,909	$(47,912)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	99,036	94,300	98,725	94,251
Dilutive effect of share-based compensation awards	160	—	158	—
Denominator for diluted EPS (common shares)	99,196	94,300	98,883	94,251
Basic EPS:
Net income (loss) attributable to COPT common shareholders	$0.08	$(0.54)	$0.26	$(0.51)
Diluted EPS:
Net income (loss) attributable to COPT common shareholders	$0.08	$(0.54)	$0.26	$(0.51)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Conversion of common units	3,405	3,676	3,425	3,676
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	—	434	—	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2017 and 2016 of 455,000 and 403,000, respectively, and for the six months ended June 30, 2017 and 2016 of 424,000 and 404,000, respectively; and

•
weighted average options for the three months ended June 30, 2017 and 2016 of 61,000 and 309,000, respectively, and for the six months ended June 30, 2017 and 2016 of 100,000 and 344,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to COPLP common unitholders	$18,300	$(49,227)	$40,454	$(42,110)
Preferred unit distributions	(3,204)	(3,718)	(6,549)	(7,435)
Issuance costs associated with redeemed preferred units	(6,847)	—	(6,847)	—
Income attributable to share-based compensation awards	(117)	(96)	(242)	(214)
Numerator for basic and diluted EPU on net income (loss) attributable to COPLP common unitholders	$8,132	$(53,041)	$26,816	$(49,759)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	102,441	97,976	102,150	97,927
Dilutive effect of share-based compensation awards	160	—	158	—
Denominator for diluted EPU (common units)	102,601	97,976	102,308	97,927
Basic EPU:
Net income (loss) attributable to COPLP common unitholders	$0.08	$(0.54)	$0.26	$(0.51)
Diluted EPU:
Net income (loss) attributable to COPLP common unitholders	$0.08	$(0.54)	$0.26	$(0.51)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	—	434	—	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2017 and 2016 of 455,000 and 403,000, respectively, and for the six months ended June 30, 2017 and 2016 of 424,000 and 404,000, respectively; and

•
weighted average options for the three months ended June 30, 2017 and 2016 of 61,000 and 309,000, respectively, and for the six months ended June 30, 2017 and 2016 of 100,000 and 344,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.4 million liability through June 30, 2017 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of June 30, 2017 follow (in thousands):

Year Ending December 31,
2017 (1)	$634
2018	1,257
2019	1,240
2020	1,232
2021	1,231
Thereafter	85,744
$91,338

(1) Represents the six months ending December 31, 2017.

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, D.C. for our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur between 2019 and 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments. Future minimum rental payments due under the term of this lease as of June 30, 2017 follow (in thousands):

Year Ending December 31,
2017 (1)	$700
2018	15,775
2020	135
Thereafter	75
Total minimum rental payments	$16,685
Less: Amount representing interest	(508)
Capital lease obligation	$16,177

(1) Represents the six months ending December 31, 2017.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of June 30, 2017 that included the following:

•	new development and redevelopment obligations of $53.3 million;

•	capital expenditures for operating properties of $50.7 million;

•	third party construction and development of $65.1 million; and

•	other obligations of $1.2 million.

Environmental Indemnity Agreement

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate much of any potential future losses that may result from these indemnification agreements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2017:

•	we finished the period with occupancy of our portfolio of operating office properties at 93.0%, including six properties owned through an unconsolidated real estate joint venture;

•	we placed into service an aggregate of 383,000 square feet in six newly constructed or redeveloped properties that were 79% leased as of June 30, 2017;

•
we sold two operating properties totaling 227,000 square feet that were 79.6% occupied for $41.3 million and other land for $14.3 million. The net proceeds from these sales were used primarily to fund cash reserves;

•	we repaid $200.0 million of the loan balance on a term loan scheduled to mature in 2020 using available cash;

•	COPT redeemed all of the outstanding shares of its:

•
Series K Preferred Shares effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption using available cash. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms; and

•
Series L Preferred Shares effective June 27, 2017 at a price of $25.00 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption using borrowings from our Revolving Credit Facility. Concurrently with this redemption, COPLP redeemed its Series L Preferred Units on the same terms; and

•
COPT issued 591,042 common shares at a weighted average price of $33.84 per share under its ATM stock offering program. Net proceeds from the shares issued totaled $19.7 million, which were used primarily to fund cash reserves.

On July 28, 2017, we completed the sale of our remaining assets in White Marsh, including eight operating properties totaling 412,000 square feet, and land, for $47.5 million. The net proceeds from this sale were used primarily to repay borrowings under our Revolving Credit Facility.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties, which included six properties owned through an unconsolidated real estate joint venture:

	June 30, 2017	December 31, 2016
Occupancy rates at period end
Total	93.0%	92.1%
Defense/IT Locations:
Fort Meade/BW Corridor	94.6%	94.3%
Northern Virginia Defense/IT	86.5%	85.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	81.9%	72.7%
Redstone Arsenal	98.7%	96.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.0%	92.6%
Regional Office	93.0%	95.2%
Other	52.9%	52.9%
Average contractual annual rental rate per square foot at period end (1)	$30.06	$30.16

(1)	Includes estimated expense reimbursements. Amounts reported include the portion of properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2016	17,190	15,831
Square feet vacated	—	(213)
Occupancy of previously vacated space in connection with new leases (1)	—	298
Square feet constructed or redeveloped	383	371
Dispositions	(227)	(181)
Square feet removed from operations for redevelopment	(22)	—
Other changes	(1)	5
June 30, 2017	17,323	16,111

(1)	Excludes occupancy of vacant square feet acquired or developed.

During the six months ended June 30, 2017, we completed 1.1 million square feet of leasing, including 383,000 of construction and redevelopment space, and renewed 72.7% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties increased from 91.9% as of December 31, 2016 to 92.7% as of June 30, 2017.

Wholesale Data Center Property

Our 19.25 megawatt wholesale data center property had 16.9 megawatts leased as of June 30, 2017, a 2.0 megawatt increase relative to December 31, 2016.

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

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of June 30, 2017; and

•	property dispositions.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2017 and 2016

	For the Three Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$128,297	$133,924	$(5,627)
Construction contract and other service revenues	23,138	12,003	11,135
Total revenues	151,435	145,927	5,508
Expenses
Property operating expenses	48,628	48,141	487
Depreciation and amortization associated with real estate operations	32,793	33,248	(455)
Construction contract and other service expenses	22,315	11,478	10,837
Impairment losses	1,625	69,692	(68,067)
General, administrative and leasing expenses	7,859	8,026	(167)
Business development expenses and land carry costs	1,597	2,363	(766)
Total operating expenses	114,817	172,948	(58,131)
Operating income (loss)	36,618	(27,021)	63,639
Interest expense	(19,163)	(22,639)	3,476
Interest and other income	1,583	1,330	253
(Loss) gain on early extinguishment of debt	(513)	5	(518)
Equity in income of unconsolidated entities	718	10	708
Income tax expense	(48)	(1)	(47)
Income (loss) before gain on sales of real estate	19,195	(48,316)	67,511
Gain on sales of real estate	12	—	12
Net income (loss)	$19,207	$(48,316)	$67,523

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$88,734	$86,787	$1,947
Lease termination revenue	517	336	181
Tenant recoveries and other real estate operations revenue	24,432	22,956	1,476
Same Office Properties total revenues	113,683	110,079	3,604
Constructed and redeveloped properties placed in service	4,857	1,883	2,974
Wholesale data center	7,033	6,804	229
Properties held for sale	2,404	2,333	71
Dispositions	61	12,569	(12,508)
Other	259	256	3
	128,297	133,924	(5,627)
Property operating expenses
Same Office Properties	(42,747)	(40,563)	(2,184)
Constructed and redeveloped properties placed in service	(1,378)	(304)	(1,074)
Wholesale data center	(3,501)	(2,651)	(850)
Properties held for sale	(677)	(654)	(23)
Dispositions	(43)	(3,750)	3,707
Other	(282)	(219)	(63)
	(48,628)	(48,141)	(487)

UJV NOI allocable to COPT	1,294	—	1,294

NOI from real estate operations
Same Office Properties	70,936	69,516	1,420
Constructed and redeveloped properties placed in service	3,479	1,579	1,900
Wholesale data center	3,532	4,153	(621)
Properties held for sale	1,727	1,679	48
Dispositions	18	8,819	(8,801)
Other	1,271	37	1,234
	$80,963	$85,783	$(4,820)
Same Office Properties rent statistics
Average occupancy rate	92.7%	91.6%	1.1%
Average straight-line rent per occupied square foot (1)	$6.51	$6.45	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 137 office properties, comprising 84.9% of our total operating office square footage as of June 30, 2017 (87.2% excluding the effect of properties held for sale). This pool of properties included the following changes from the pool used for purposes of comparing 2016 and 2015 in our 2016 Annual Report on Form 10-K: the addition of four properties placed in service that were 100% operational on or before January 1, 2016 and three properties acquired in 2015; and the removal of two properties reclassified to held for sale and one property reclassified as redevelopment in 2017. The increase in tenant recoveries and other real estate operations revenue and property operating expenses from our Same Office Properties was due primarily to an increase in operating expenses directly reimbursable from tenants.

Our NOI from constructed and redeveloped properties placed in service included 12 properties placed in service in 2016 and 2017.

NOI from Service Operations

	For the Three Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$23,138	$12,003	$11,135
Construction contract and other service expenses	22,315	11,478	10,837
NOI from service operations	$823	$525	$298

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

Impairment Losses

As part of our closing process for the second quarter of 2017, we conducted our quarterly review of our portfolio for indicators of impairment. Further, we performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million. These impairment losses were primarily on properties in White Marsh (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell.

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our then newly-appointed Chief Executive Officer and the goals of an asset sales program and concluded that we would: (1) not hold our operating properties in Aberdeen, Maryland (“Aberdeen”) for the long-term; (2) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; (3) not develop commercial properties on land in Frederick, Maryland; and (4) sell an operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

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

•
$4.4 million on land in Aberdeen. In performing our analysis related to the operating properties in Aberdeen, we determined that the weakening leasing and overall commercial real estate conditions in that market indicated that our land holdings in the market may be impaired. As a result, we determined that the carrying amount of the land was not recoverable and adjusted the land to its estimated fair value; and

•
$2.4 million primarily on land in Colorado Springs, Colorado and operating properties in White Marsh classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on updated negotiations with prospective buyers.

Interest Expense

The decrease in interest expense included the effect of a 15% decrease in our average outstanding debt in the current period relative to the prior period.

Comparison of Statements of Operations for the Six Months Ended June 30, 2017 and 2016

	For the Six Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$255,064	$267,011	$(11,947)
Construction contract and other service revenues	36,172	23,223	12,949
Total revenues	291,236	290,234	1,002
Expenses
Property operating expenses	97,147	100,016	(2,869)
Depreciation and amortization associated with real estate operations	65,852	67,775	(1,923)
Construction contract and other service expenses	34,801	22,172	12,629
Impairment losses	1,625	72,138	(70,513)
General, administrative and leasing expenses	16,470	19,909	(3,439)
Business development expenses and land carry costs	3,290	4,781	(1,491)
Total operating expenses	219,185	286,791	(67,606)
Operating income	72,051	3,443	68,608
Interest expense	(38,157)	(46,198)	8,041
Interest and other income	3,309	2,486	823
(Loss) gain on early extinguishment of debt	(513)	22	(535)
Equity in income of unconsolidated entities	1,443	20	1,423
Income tax (expense) benefit	(88)	7	(95)
Income (loss) before gain on sales of real estate	38,045	(40,220)	78,265
Gain on sales of real estate	4,250	—	4,250
Net income (loss)	$42,295	$(40,220)	$82,515

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$177,222	$172,331	$4,891
Lease termination revenue	1,223	1,289	(66)
Tenant recoveries and other real estate operations revenue	48,294	46,808	1,486
Same Office Properties total revenues	226,739	220,428	6,311
Constructed and redeveloped properties placed in service	8,388	2,686	5,702
Wholesale data center	13,803	13,297	506
Properties held for sale	4,716	4,933	(217)
Dispositions	863	25,153	(24,290)
Other	555	514	41
	255,064	267,011	(11,947)
Property operating expenses
Same Office Properties	(85,108)	(83,603)	(1,505)
Constructed and redeveloped properties placed in service	(2,651)	(503)	(2,148)
Wholesale data center	(6,866)	(5,312)	(1,554)
Properties held for sale	(1,418)	(1,745)	327
Dispositions	(334)	(8,426)	8,092
Other	(770)	(427)	(343)
	(97,147)	(100,016)	2,869

UJV NOI allocable to COPT	2,592	—	2,592

NOI from real estate operations
Same Office Properties	141,631	136,825	4,806
Constructed and redeveloped properties placed in service	5,737	2,183	3,554
Wholesale data center	6,937	7,985	(1,048)
Properties held for sale	3,298	3,188	110
Dispositions	529	16,727	(16,198)
Other	2,377	87	2,290
	$160,509	$166,995	$(6,486)
Same Office Properties rent statistics
Average occupancy rate	92.5%	91.5%	1.0%
Average straight-line rent per occupied square foot (1)	$13.03	$12.83	$0.20

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the six-month periods set forth above.

Our NOI from constructed and redeveloped properties placed in service included 12 properties placed in service in 2016 and 2017.

NOI from Service Operations

	For the Six Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$36,172	$23,223	$12,949
Construction contract and other service expenses	34,801	22,172	12,629
NOI from service operations	$1,371	$1,051	$320

Construction contract and other service revenue and expenses increased due primarily to a greater volume of construction activity in connection with several of our tenants.

Impairment Losses

The decrease in impairment losses was attributable primarily to the losses described above for the three-month period ended June 30, 2016.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses decreased due primarily to our recognition in the prior period of $4.4 million in executive transition costs, representing mostly severance and termination benefits primarily in connection with executive departures, compared to $730,000 in such costs recognized in the current period.
Interest Expense

The decrease in interest expense included $1.9 million in hedge ineffectiveness on our interest rate swaps recognized in the prior period and the effect of a 13% decrease in our average outstanding debt in the current period relative to the prior period.

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

The table appearing below sets forth the computation of the above stated measures for the three and six months ended June 30, 2017 and 2016, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$19,207	$(48,316)	$42,295	$(40,220)
Add Real estate-related depreciation and amortization	32,793	33,248	65,852	67,775
Add: Depreciation and amortization on UJV allocable to COPT	311	—	622	—
Add: Impairment losses on previously depreciated operating properties	1,610	55,124	1,610	55,971
Add: Gain on sales of previously depreciated operating properties	(12)	—	(31)	—
FFO	53,909	40,056	110,348	83,526
Less: Preferred share dividends	(3,039)	(3,553)	(6,219)	(7,105)
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(906)	(1,014)	(1,884)	(2,041)
Less: Issuance costs associated with redeemed preferred shares	(6,847)	—	(6,847)	—
Basic and diluted FFO allocable to share-based compensation awards	(185)	(130)	(401)	(296)
Basic and diluted FFO available to common share and common unit holders	$42,767	$35,194	$94,667	$73,754
Gain on sales of non-operating properties	—	—	(4,219)	—
Impairment losses on non-operating properties	15	14,568	15	16,167
Loss (gain) on interest rate derivatives	444	319	(9)	1,870
Loss (gain) on early extinguishment of debt	513	(5)	513	(22)
Issuance costs associated with redeemed preferred shares	6,847	—	6,847	—
Executive transition costs	31	247	730	4,384
Demolition costs on redevelopment properties	72	370	294	578
Diluted FFO comparability adjustments allocable to share-based compensation awards	(31)	(63)	(17)	(94)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,658	$50,630	$98,821	$96,637

Weighted average common shares	99,036	94,300	98,725	94,251
Conversion of weighted average common units	3,405	3,676	3,425	3,676
Weighted average common shares/units - Basic FFO	102,441	97,976	102,150	97,927
Dilutive effect of share-based compensation awards	160	117	158	107
Weighted average common shares/units - Diluted FFO	102,601	98,093	102,308	98,034

Diluted FFO per share	$0.42	$0.36	$0.93	$0.75
Diluted FFO per share, as adjusted for comparability	$0.49	$0.52	$0.97	$0.99

Denominator for diluted EPS	99,196	94,300	98,883	94,251
Weighted average common units	3,405	3,676	3,425	3,676
Anti-dilutive EPS effect of share-based compensation awards	—	117	—	107
Denominator for diluted FFO per share measures	102,601	98,093	102,308	98,034

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2017 (in thousands):

Construction, development and redevelopment	$102,688
Tenant improvements on operating properties	10,803	(1)
Capital improvements on operating properties	9,186
	$122,677
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities decreased $6.7 million when comparing the six months ended June 30, 2017 and 2016 due primarily to higher lease incentive payments in the current period, partially offset by lower interest expense payments due to lower outstanding debt balances.

Net cash flow used in investing activities decreased $45.3 million when comparing the six months ended June 30, 2017 and 2016 due primarily to an increase in property sales in 2017 relative to 2016.

Net cash flow used in financing activities in the six months ended June 30, 2017 was $258.0 million, and included the following:

•	redemption of preferred shares (or units) of $199.1 million; and

•	dividends and/or distributions to equity holders of $66.0 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $19.8 million.

Net cash flow used in financing activities in the six months ended June 30, 2016 was $67.2 million, and included the following:

•	dividends and/or distributions to equity holders of $61.5 million; and

•
distributions to redeemable noncontrolling interests of $14.3 million related primarily to distributions to our partner in Stevens Investors, LLC, as discussed in our 2016 Annual Report on Form 10-K; offset in part by

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

As of June 30, 2017, COPT owned 96.7% of the outstanding common units and none of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of June 30, 2017, we had $10.6 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of June 30, 2017, the maximum borrowing capacity under this facility totaled $800.0 million, of which $606.0 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$—	$194,000	$112,132	$300,000	$1,276,829	$1,882,961
Scheduled principal payments	2,048	4,241	4,387	4,024	3,875	10,680	29,255
Interest on debt (3)	36,596	72,921	69,645	66,170	58,389	116,900	420,621
New development and redevelopment obligations (4)(5)	39,690	12,777	856	—	—	—	53,323
Third-party construction and development obligations (5)(6)	27,232	37,848	—	—	—	—	65,080
Capital expenditures for operating properties (5)(7)	18,162	23,367	9,207	—	—	—	50,736
Capital lease obligation (principal and interest)	700	15,775	—	135	—	75	16,685
Operating leases (8)	634	1,257	1,240	1,232	1,231	85,744	91,338
Other obligations (8)	285	380	342	153	39	9	1,208
Total contractual cash obligations	$125,347	$168,566	$279,677	$183,846	$363,534	$1,490,237	$2,611,207

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $14.5 million. As of June 30, 2017, maturities included $194.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of June 30, 2017 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2017 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend approximately $110 million on construction and development costs and approximately $30 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2017.  We expect to fund the construction and development costs using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2017, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the six months ended June 30, 2017.

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

The following table sets forth as of June 30, 2017 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,862	$3,858	$3,991	$3,718	$303,875	$1,037,509	$1,354,813
Weighted average interest rate	4.35%	4.37%	4.36%	3.96%	3.70%	4.47%	4.30%
Variable rate debt (2)	$186	$383	$194,396	$112,438	$—	$250,000	$557,403
Weighted average interest rate (3)	2.90%	2.90%	2.39%	2.51%	—%	2.86%	2.63%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $14.5 million.

(2)	As of June 30, 2017, maturities included $194.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of June 30, 2017 for variable rate debt.

The fair value of our debt was $1.9 billion as of June 30, 2017.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $73 million as of June 30, 2017.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2017 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $401,000 in the six months ended June 30, 2017 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of June 30, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2017, 2,000 of COPLP’s common units were exchanged for 2,000 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through May 2017 (filed herewith).

3.2	Amended and Restated Bylaws of Corporate Office Properties Trust, as amended through May 2017 (filed herewith).

10.1
Corporate Office Properties Trust 2017 Omnibus Equity and Incentive Plan (included in Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 27, 2017 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	July 31, 2017	Dated:	July 31, 2017