Form 10-Q
period 2017-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2017-10-27
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 20, 2017, 99,609,634 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2017, COPT owned approximately 96.8% of the outstanding common units and none of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Noncontrolling interests and shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships and limited liability companies (“LLCs”); the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships and LLCs. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets held in connection with a non-qualified elective deferred compensation plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the plan’s participants that are held directly by COPT.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,690,712	$2,671,831
Projects in development or held for future development	406,319	401,531
Total properties, net	3,097,031	3,073,362
Assets held for sale, net	74,415	94,654
Cash and cash equivalents	10,858	209,863
Restricted cash and marketable securities	6,173	8,193
Investment in unconsolidated real estate joint venture	25,194	25,548
Accounts receivable (net of allowance for doubtful accounts of $639 and $603, respectively)	27,624	34,438
Deferred rent receivable (net of allowance of $255 and $373, respectively)	84,743	90,219
Intangible assets on real estate acquisitions, net	64,055	78,351
Deferred leasing costs (net of accumulated amortization of $28,590 and $65,988, respectively)	47,033	41,214
Investing receivables	56,108	52,279
Prepaid expenses and other assets, net	66,538	72,764
Total assets	$3,559,772	$3,780,885
Liabilities and equity
Liabilities:
Debt, net	$1,873,291	$1,904,001
Accounts payable and accrued expenses	121,483	108,682
Rents received in advance and security deposits	26,223	29,798
Dividends and distributions payable	28,462	31,335
Deferred revenue associated with operating leases	12,047	12,666
Redeemable preferred shares of beneficial interest ($0.01 par value; 531,667 shares issued and outstanding at December 31, 2016 and none at September 30, 2017)	—	26,583
Capital lease obligation	16,347	—
Other liabilities	43,866	50,177
Total liabilities	2,121,719	2,163,242
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,269	22,979
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized, 6,900,000 shares issued and outstanding at December 31, 2016 and none at September 30, 2017)	—	172,500
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 99,608,170 at September 30, 2017 and 98,498,651 at December 31, 2016)	996	985
Additional paid-in capital	2,150,067	2,116,581
Cumulative distributions in excess of net income	(800,290)	(765,276)
Accumulated other comprehensive loss	(859)	(1,731)
Total Corporate Office Properties Trust’s shareholders’ equity	1,349,914	1,523,059
Noncontrolling interests in subsidiaries:
Common units in COPLP	44,089	49,228
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,981	13,577
Noncontrolling interests in subsidiaries	64,870	71,605
Total equity	1,414,784	1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,559,772	$3,780,885
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$102,275	$103,956	$304,237	$316,862
Tenant recoveries and other real estate operations revenue	24,956	26,998	78,058	81,103
Construction contract and other service revenues	29,786	11,149	65,958	34,372
Total revenues	157,017	142,103	448,253	432,337
Expenses
Property operating expenses	46,368	49,952	143,515	149,968
Depreciation and amortization associated with real estate operations	34,438	32,015	100,290	99,790
Construction contract and other service expenses	28,788	10,341	63,589	32,513
Impairment (recoveries) losses	(161)	27,699	1,464	99,837
General, administrative and leasing expenses	7,368	8,855	23,838	28,764
Business development expenses and land carry costs	1,277	1,716	4,567	6,497
Total operating expenses	118,078	130,578	337,263	417,369
Operating income	38,939	11,525	110,990	14,968
Interest expense	(19,615)	(18,301)	(57,772)	(64,499)
Interest and other income	1,508	1,391	4,817	3,877
Loss on early extinguishment of debt	—	(59)	(513)	(37)
Income (loss) before equity in income of unconsolidated entities and income taxes	20,832	(5,444)	57,522	(45,691)
Equity in income of unconsolidated entities	719	594	2,162	614
Income tax (expense) benefit	(57)	21	(145)	28
Income (loss) before gain on sales of real estate	21,494	(4,829)	59,539	(45,049)
Gain on sales of real estate	1,188	34,101	5,438	34,101
Net income (loss)	22,682	29,272	64,977	(10,948)
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(704)	(901)	(1,611)	948
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(897)	(907)	(2,738)	(2,799)
Net income (loss) attributable to COPT	20,916	27,299	60,133	(13,294)
Preferred share dividends	—	(3,552)	(6,219)	(10,657)
Issuance costs associated with redeemed preferred shares	—	—	(6,847)	—
Net income (loss) attributable to COPT common shareholders	$20,916	$23,747	$47,067	$(23,951)
Earnings per common share:
Net income (loss) attributable to COPT common shareholders - basic	$0.21	$0.25	$0.47	$(0.26)
Net income (loss) attributable to COPT common shareholders - diluted	$0.21	$0.25	$0.47	$(0.26)
Dividends declared per common share	$0.275	$0.275	$0.825	$0.825

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$22,682	$29,272	$64,977	$(10,948)
Other comprehensive income (loss)
Unrealized (loss) gain on interest rate derivatives	(301)	407	(1,877)	(16,581)
Loss on interest rate derivatives recognized in interest expense (effective portion)	615	1,043	2,652	2,763
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	—	—	88	—
Equity in other comprehensive income (loss) of equity method investee	—	—	39	(184)
Other comprehensive income (loss)	314	1,450	902	(14,002)
Comprehensive income (loss)	22,996	30,722	65,879	(24,950)
Comprehensive income attributable to noncontrolling interests	(1,776)	(2,025)	(4,874)	(1,820)
Comprehensive income (loss) attributable to COPT	$21,220	$28,697	$61,005	$(26,770)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Conversion of common units to common shares (87,000 shares)	—	1	1,166	—	—	(1,167)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Share-based compensation (146,274 shares issued, net of redemptions)	—	2	6,175	—	—	—	6,177
Redemption of vested equity awards	—	—	(2,179)	—	—	—	(2,179)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(42)	—	—	42	—
Comprehensive loss	—	—	—	(13,294)	(13,476)	141	(26,629)
Dividends	—	—	—	(88,796)	—	—	(88,796)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,498)	(3,498)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(12)	(12)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(516)	—	—	—	(516)
Tax loss from share-based compensation	—	—	(319)	—	—	—	(319)
Balance at September 30, 2016 (94,764,786 common shares outstanding)	$199,083	$948	$2,008,787	$(759,262)	$(16,314)	$67,545	$1,500,787

Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(765,276)	$(1,731)	$71,605	$1,594,664
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (337,000 shares)	—	3	4,599	—	—	(4,602)	—
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (176,477 shares issued, net of redemptions)	—	2	4,442	—	—	—	4,444
Redemption of vested equity awards	—	—	(1,869)	—	—	—	(1,869)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(589)	—	—	589	—
Comprehensive income	—	—	—	60,133	872	3,154	64,159
Dividends	—	—	—	(88,300)	—	—	(88,300)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,262)	(3,262)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,614)	(2,614)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	244	—	—	—	244
Balance at September 30, 2017 (99,608,170 common shares outstanding)	$—	$996	$2,150,067	$(800,290)	$(859)	$64,870	$1,414,784

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$390,116	$393,300
Construction contract and other service revenues received	72,682	54,399
Property operating expenses paid	(144,187)	(154,203)
Construction contract and other service expenses paid	(57,189)	(33,169)
General, administrative, leasing, business development and land carry costs paid	(27,066)	(27,879)
Interest expense paid	(55,637)	(61,662)
Lease incentives	(9,414)	(1,789)
Other	1,373	976
Net cash provided by operating activities	170,678	169,973
Cash flows from investing activities
Construction, development and redevelopment	(113,678)	(121,297)
Tenant improvements on operating properties	(19,876)	(26,055)
Other capital improvements on operating properties	(15,174)	(22,063)
Proceeds from dispositions of properties	101,107	210,661
Proceeds from partial sale of properties, net of related debt	—	43,686
Leasing costs paid	(6,468)	(6,024)
Other	1,359	(991)
Net cash (used in) provided by investing activities	(52,730)	77,917
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	268,000	362,500
Other debt proceeds	—	105,000
Repayments of debt
Revolving Credit Facility	(98,000)	(406,000)
Scheduled principal amortization	(2,878)	(4,454)
Other debt repayments	(200,150)	(203,056)
Deferred financing costs paid	—	(825)
Net proceeds from issuance of common shares	19,834	(46)
Redemption of preferred shares	(199,083)	—
Common share dividends paid	(81,779)	(78,072)
Preferred share dividends paid	(9,305)	(10,657)
Distributions paid to noncontrolling interests in COPLP	(3,371)	(3,476)
Distributions paid to redeemable noncontrolling interests	(7,860)	(14,329)
Redemption of vested equity awards	(1,869)	(2,179)
Other	(492)	(5,032)
Net cash used in financing activities	(316,953)	(260,626)
Net decrease in cash and cash equivalents	(199,005)	(12,736)
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$10,858	$47,574

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$64,977	$(10,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,963	101,429
Impairment losses	1,457	99,797
(Gain) loss on interest rate derivatives	(43)	347
Amortization of deferred financing costs and net debt discounts	3,514	4,456
Increase in deferred rent receivable	(545)	(930)
Gain on sales of real estate	(5,438)	(34,101)
Share-based compensation	4,092	5,637
Other	(3,970)	(2,727)
Operating changes in assets and liabilities:
Decrease in accounts receivable	7,498	3,658
Decrease in restricted cash and marketable securities	2,778	18
Decrease (increase) in prepaid expenses and other assets, net	3,190	(19,778)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(5,220)	31,523
Decrease in rents received in advance and security deposits	(3,575)	(8,408)
Net cash provided by operating activities	$170,678	$169,973
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$17,129	$9,963
Increase in property in connection with capital lease obligation	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$—	$6,683
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$(114,597)
Increase in investment in unconsolidated real estate joint venture	$—	$25,680
Decrease in debt	$—	$59,534
Other net decreases in assets and liabilities	$—	$3,619
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$774	$(13,817)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)
Dividends/distribution payable	$28,462	$30,225
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$4,602	$1,167
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$589	$42
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interest at fair value	$(244)	$516

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2017		December 31, 2016
Assets
Properties, net:
Operating properties, net	$2,690,712		$2,671,831
Projects in development or held for future development	406,319		401,531
Total properties, net	3,097,031		3,073,362
Assets held for sale, net	74,415		94,654
Cash and cash equivalents	10,858		209,863
Restricted cash and marketable securities	1,766		2,756
Investment in unconsolidated real estate joint venture	25,194		25,548
Accounts receivable (net of allowance for doubtful accounts of $639 and $603, respectively)	27,624		34,438
Deferred rent receivable (net of allowance of $255 and $373, respectively)	84,743		90,219
Intangible assets on real estate acquisitions, net	64,055		78,351
Deferred leasing costs (net of accumulated amortization of $28,590 and $65,988, respectively)	47,033		41,214
Investing receivables	56,108		52,279
Prepaid expenses and other assets, net	66,538		72,764
Total assets	$3,555,365		$3,775,448
Liabilities and equity
Liabilities:
Debt, net	$1,873,291		$1,904,001
Accounts payable and accrued expenses	121,483		108,682
Rents received in advance and security deposits	26,223		29,798
Distributions payable	28,462		31,335
Deferred revenue associated with operating leases	12,047		12,666
Redeemable preferred units of general partner, 531,667 units outstanding at December 31, 2016 and none at September 30, 2017	—		26,583
Capital lease obligation	16,347	—	—
Other liabilities	39,459		44,740
Total liabilities	2,117,312		2,157,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	23,269		22,979
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 6,900,000 preferred units outstanding at December 31, 2016 and none at September 30, 2017	—		172,500
Limited partner, 352,000 preferred units outstanding at September 30, 2017 and December 31, 2016	8,800		8,800
Common units, 99,608,170 and 98,498,651 held by the general partner and 3,253,391 and 3,590,391 held by limited partners at September 30, 2017 and December 31, 2016, respectively	1,394,911		1,401,597
Accumulated other comprehensive loss	(952)		(1,854)
Total Corporate Office Properties, L.P.’s equity	1,402,759		1,581,043
Noncontrolling interests in subsidiaries	12,025		13,621
Total equity	1,414,784		1,594,664
Total liabilities, redeemable noncontrolling interest and equity	$3,555,365		$3,775,448

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$102,275	$103,956	$304,237	$316,862
Tenant recoveries and other real estate operations revenue	24,956	26,998	78,058	81,103
Construction contract and other service revenues	29,786	11,149	65,958	34,372
Total revenues	157,017	142,103	448,253	432,337
Expenses
Property operating expenses	46,368	49,952	143,515	149,968
Depreciation and amortization associated with real estate operations	34,438	32,015	100,290	99,790
Construction contract and other service expenses	28,788	10,341	63,589	32,513
Impairment (recoveries) losses	(161)	27,699	1,464	99,837
General, administrative and leasing expenses	7,368	8,855	23,838	28,764
Business development expenses and land carry costs	1,277	1,716	4,567	6,497
Total operating expenses	118,078	130,578	337,263	417,369
Operating income	38,939	11,525	110,990	14,968
Interest expense	(19,615)	(18,301)	(57,772)	(64,499)
Interest and other income	1,508	1,391	4,817	3,877
Loss on early extinguishment of debt	—	(59)	(513)	(37)
Income (loss) before equity in income of unconsolidated entities and income taxes	20,832	(5,444)	57,522	(45,691)
Equity in income of unconsolidated entities	719	594	2,162	614
Income tax (expense) benefit	(57)	21	(145)	28
Income (loss) before gain on sales of real estate	21,494	(4,829)	59,539	(45,049)
Gain on sales of real estate	1,188	34,101	5,438	34,101
Net income (loss)	22,682	29,272	64,977	(10,948)
Net income attributable to noncontrolling interests in consolidated entities	(897)	(913)	(2,738)	(2,803)
Net income (loss) attributable to COPLP	21,785	28,359	62,239	(13,751)
Preferred unit distributions	(165)	(3,717)	(6,714)	(11,152)
Issuance costs associated with redeemed preferred units	—	—	(6,847)	—
Net income (loss) attributable to COPLP common unitholders	$21,620	$24,642	$48,678	$(24,903)
Earnings per common unit:
Net income (loss) attributable to COPLP common unitholders - basic	$0.21	$0.25	$0.47	$(0.26)
Net income (loss) attributable to COPLP common unitholders - diluted	$0.21	$0.25	$0.47	$(0.26)
Distributions declared per common unit	$0.275	$0.275	$0.825	$0.825

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$22,682	$29,272	$64,977	$(10,948)
Other comprehensive income (loss)
Unrealized (loss) gain on interest rate derivatives	(301)	407	(1,877)	(16,581)
Loss on interest rate derivatives recognized in interest expense (effective portion)	615	1,043	2,652	2,763
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	—	—	88	—
Equity in other comprehensive income (loss) of equity method investee	—	—	39	(184)
Other comprehensive income (loss)	314	1,450	902	(14,002)
Comprehensive income (loss)	22,996	30,722	65,879	(24,950)
Comprehensive income attributable to noncontrolling interests	(897)	(913)	(2,738)	(2,803)
Comprehensive income (loss) attributable to COPLP	$22,099	$29,809	$63,141	$(27,753)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Costs associated with common shares issued to the public	—	—	—	—	—	(5)	—	—	(5)
Share-based compensation (units net of redemption)	—	—	—	—	146,274	6,177	—	—	6,177
Redemptions of vested equity awards	—	—	—	—	—	(2,179)	—	—	(2,179)
Comprehensive loss	—	495	—	10,657	—	(24,903)	(14,002)	1,124	(26,629)
Distributions to owners of common and preferred units	—	(495)	—	(10,657)	—	(81,142)	—	—	(92,294)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(12)	(12)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(516)	—	—	(516)
Tax loss from share-based compensation	—	—	—	—	—	(319)	—	—	(319)
Balance at September 30, 2016	352,000	$8,800	7,431,667	$199,083	98,355,177	$1,297,858	$(16,987)	$12,033	$1,500,787

Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,401,597	$(1,854)	$13,621	$1,594,664
Redemption of preferred units resulting from redemption of preferred shares	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	176,477	4,444	—	—	4,444
Redemptions of vested equity awards	—	—	—	—	—	(1,869)	—	—	(1,869)
Comprehensive income	—	495	—	6,219	—	55,525	902	1,018	64,159
Distributions to owners of common and preferred units	—	(495)	—	(6,219)	—	(84,848)	—	—	(91,562)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,614)	(2,614)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	244	—	—	244
Balance at September 30, 2017	352,000	$8,800	—	$—	102,861,561	$1,394,911	$(952)	$12,025	$1,414,784

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$390,116	$393,300
Construction contract and other service revenues received	72,682	54,399
Property operating expenses paid	(144,187)	(154,203)
Construction contract and other service expenses paid	(57,189)	(33,169)
General, administrative, leasing, business development and land carry costs paid	(27,066)	(27,879)
Interest expense paid	(55,637)	(61,662)
Lease incentives	(9,414)	(1,789)
Other	1,373	976
Net cash provided by operating activities	170,678	169,973
Cash flows from investing activities
Construction, development and redevelopment	(113,678)	(121,297)
Tenant improvements on operating properties	(19,876)	(26,055)
Other capital improvements on operating properties	(15,174)	(22,063)
Proceeds from dispositions of properties	101,107	210,661
Proceeds from partial sale of properties, net of related debt	—	43,686
Leasing costs paid	(6,468)	(6,024)
Other	1,359	(991)
Net cash (used in) provided by investing activities	(52,730)	77,917
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	268,000	362,500
Other debt proceeds	—	105,000
Repayments of debt
Revolving Credit Facility	(98,000)	(406,000)
Scheduled principal amortization	(2,878)	(4,454)
Other debt repayments	(200,150)	(203,056)
Deferred financing costs paid	—	(825)
Net proceeds from issuance of common units	19,834	(46)
Redemption of preferred units	(199,083)	—
Common unit distributions paid	(84,655)	(81,053)
Preferred unit distributions paid	(9,800)	(11,152)
Distributions paid to redeemable noncontrolling interests	(7,860)	(14,329)
Redemption of vested equity awards	(1,869)	(2,179)
Other	(492)	(5,032)
Net cash used in financing activities	(316,953)	(260,626)
Net decrease in cash and cash equivalents	(199,005)	(12,736)
Cash and cash equivalents
Beginning of period	209,863	60,310
End of period	$10,858	$47,574

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$64,977	$(10,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,963	101,429
Impairment losses	1,457	99,797
(Gain) loss on interest rate derivatives	(43)	347
Amortization of deferred financing costs and net debt discounts	3,514	4,456
Increase in deferred rent receivable	(545)	(930)
Gain on sales of real estate	(5,438)	(34,101)
Share-based compensation	4,092	5,637
Other	(3,970)	(2,727)
Operating changes in assets and liabilities:
Decrease in accounts receivable	7,498	3,658
Decrease (increase) in restricted cash and marketable securities	1,748	(495)
Decrease (increase) in prepaid expenses and other assets, net	3,190	(19,778)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,190)	32,036
Decrease in rents received in advance and security deposits	(3,575)	(8,408)
Net cash provided by operating activities	$170,678	$169,973
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$17,129	$9,963
Increase in property in connection with capital lease obligation	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed in a joint venture	$—	$22,600
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interest	$—	$6,683
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$(114,597)
Increase in investment in unconsolidated real estate joint venture	$—	$25,680
Decrease in debt	$—	$59,534
Other net decreases in assets and liabilities	$—	$3,619
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$774	$(13,817)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)
Distributions payable	$28,462	$30,225
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interest at fair value	$(244)	$516

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets within our regional footprint with durable Class-A office fundamentals and characteristics, as well as other properties supporting general commercial office tenants (“Regional Office”). As of September 30, 2017, our properties included the following:

•
159 operating office properties totaling 17.4 million square feet, including 15 triple-net leased, single-tenant data center properties. We owned six of these properties through an unconsolidated real estate joint venture;

•
ten office properties under construction or redevelopment that we estimate will total approximately 1.1 million square feet upon completion, including three triple-net leased, single-tenant data center properties, three partially operational properties and two properties completed but held for future lease to the United States Government;

•	984 acres of land we controlled for future development that we believe could be developed into approximately 12.3 million square feet and an additional 152 acres of other land; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2017, COPT owned 96.8% of the outstanding COPLP common units (“common units”) and none of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

We adopted guidance issued by the FASB prospectively effective January 1, 2017 that clarifies the definition of a business used by entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Under the new guidance, we expect that the majority of our future operating property acquisitions will be accounted for as asset acquisitions, whereas under the previous guidance our recent acquisitions were accounted for as business combinations; we believe that the primary effect of this change will be that transaction costs associated with future acquisitions will be capitalized rather than expensed as incurred. This guidance had no effect on our consolidated financial statements upon adoption.

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 and expect to use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We do not believe that our adoption of this guidance beginning on January 1, 2018 will have a material effect on our consolidated financial statements. However, as discussed further below, once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019, we believe that the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), which could affect our recognition pattern for such revenue.

In February 2016, the FASB issued guidance that sets forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The guidance requires lessors of real estate to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  This guidance is effective for reporting periods beginning January 1, 2019 using a modified retrospective transition approach at the time of adoption. Early adoption is also permitted for this guidance. In addition, the guidance permits lessees and lessors to elect to apply a package of practical expedients that allow them not to reassess upon adoption: the lease classification for any expired or existing leases; their deferred recognition of incremental direct costs of leasing for any expired or existing leases; and whether any expired or existing contracts are, or contain, leases. While we are still completing our assessment of the impact of this guidance, below is a summary of the anticipated primary effects of this guidance on our accounting and reporting.

•	Real estate leases in which we are the lessor:

◦
Balance sheet reporting: We believe that we will apply an approach under the new guidance that is similar to the current accounting for operating leases, in which we will continue to recognize the underlying leased asset as property on our balance sheet.

◦
Deferral of non-incremental lease costs: Under the new lease guidance, we will no longer be able to defer the recognition of non-incremental costs in connection with new or extended tenant leases (refer to amounts reported in our 2016 Annual Report on Form 10-K for amounts deferred in 2014, 2015 and 2016). Upon adoption of the new guidance, we would expense previously deferred non-incremental lease costs for existing leases unless we elect the package of practical expedients, in which case such costs would remain deferred and amortized over the remaining lease terms.

◦
Lease revenue reporting: We believe that the new revenue standard will apply to executory costs and other components of revenue deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, we would need to separate the lease components of revenue due under leases from the non-lease components and the revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. We are in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases we have for certain properties; as of September 30, 2017, our future minimum rental payments under these leases totaled $90.2 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize a right-of-use asset and a lease liability for the present value of these minimum lease payments. We also believe that these types of leases most likely would be classified as finance leases under the new guidance, which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, if we elect to apply the package of practical expedients, we will continue to account for our existing ground leases as operating leases upon adoption of the guidance.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition provisions and accounting for partial sales of nonfinancial assets. The new guidance requires recognition of a sale of real estate and resulting gain or loss when control transfers and the buyer has the ability to direct use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. The new guidance eliminates the need to consider adequacy of buyer investment, which was replaced by additional judgments regarding collectability and intent and/or ability to pay. The new guidance also requires an entity to derecognize nonfinancial assets and in substance non financial assets once it transfers control of such assets. When an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction; as a result, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. As discussed further in our 2016 Annual Report on Form 10-K, we had a transaction in July 2016 accounted for as a partial sale under existing guidance that would meet the criteria for immediate full gain recognition under the new guidance; this would result in an additional $18 million in income being recognized in 2016 that is currently being amortized into income in subsequent periods under existing guidance. We do not believe that the recognition pattern for our other sales of real estate will be changed by the new guidance. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 and expect to use the the full retrospective method, under which we would retrospectively restate each reporting period presented at the time of adoption.

In August 2017, the FASB issued guidance that makes targeted improvements to hedge accounting. This new guidance simplifies the application of hedge accounting and better aligns financial reporting for hedging activities with companies’ economic objectives in undertaking those activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income instead of income. The new guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.4 million as of September 30, 2017, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,336	$—	$—	$4,336
Other	71	—	—	71
Interest rate derivatives (2)	—	126	—	126
Total assets	$4,407	$126	$—	$4,533
Liabilities:
Deferred compensation plan liability (3)	$—	$4,407	$—	$4,407
Interest rate derivatives (3)	—	316	—	316
Total liabilities	$—	$4,723	$—	$4,723

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$126	$—	$126
Liabilities:
Interest rate derivatives (2)	$—	$316	$—	$316

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

As part of our closing process for the first, second and third quarters of 2017, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment and found there to be no impairment losses. Further, for the respective quarters in 2017, we performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million in the second quarter of 2017. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell. These properties were sold in the third quarter.

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

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$440,771	$433,311
Buildings and improvements	3,009,203	2,944,905
Less: Accumulated depreciation	(759,262)	(706,385)
Operating properties, net	$2,690,712	$2,671,831

Projects in development or held for future development consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$216,108	$195,521
Development in progress, excluding land	190,211	206,010
Projects in development or held for future development	$406,319	$401,531

Our properties held for sale included:

•	as of September 30, 2017: two operating properties in our Data Center Shells sub-segment and one in our Fort Meade/BW Corridor sub-segment; and

•
as of December 31, 2016: eight operating properties in White Marsh (included primarily in our Regional Office segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in White Marsh and Northern Virginia.

The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

	September 30, 2017	December 31, 2016
Properties, net	$68,081	$85,402
Deferred rent receivable	5,582	4,241
Intangible assets on real estate acquisitions, net	—	338
Deferred leasing costs, net	742	3,636
Lease incentives, net	10	1,037
Assets held for sale, net	$74,415	$94,654

2017 Dispositions

During the nine months ended September 30, 2017, we sold the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Sale
3120 Fairview Park Drive	Falls Church, VA	Northern Virginia Defense/IT	2/15/2017	1	190,000	$39,000	$—
1334 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	6/9/2017	1	37,000	2,300	—
Remaining White Marsh Properties (1)	White Marsh, MD	Regional Office and Other	7/28/2017	8	412,000	47,500	1,180
Dispositions through 9/30/2017				10	639,000	$88,800	$1,180

(1) This sale also included land.

We also sold other land in the nine months ended September 30, 2017 for $14.3 million and recognized a gain on sale of $4.2 million.

On October 27, 2017, we sold:

•	201 Technology Drive, an operating property totaling 103,000 square feet in Lebanon, Virginia (in our Data Center Shells sub-segment), for $29.2 million; and

•
11751 Meadowville Lane, an operating property totaling 193,000 square feet in Chester, Virginia (in our Data Center Shells sub-segment), for $44.3 million. We provided a financial guaranty to the buyer under which we would indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. Accordingly, we will not recognize the sale of this property for accounting purposes, and will reflect the sale price of the property as a liability, until the guaranty expires. We do not expect to incur any losses under this financial guaranty.

2017 Construction Activities

During the nine months ended September 30, 2017, we placed into service 751,000 square feet in five newly constructed properties (including a partially operational property) and 88,000 square feet in three redeveloped properties (including a partially operational property). As of September 30, 2017, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion (including two properties completed but held for future lease to the United States Government) and two office properties under redevelopment that we estimate will total 36,000 square feet upon completion.

5.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2017 (dollars in thousands):

		Nominal
		Ownership		September 30, 2017 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	9/30/2017	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$158,937	$76,374	$50,344
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	70,767	45,813	46,895
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	70,383	—	23,566
				$300,087	$122,187	$120,805

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland.

(4)
This joint venture’s property is in Washington, DC. Our partner in this joint venture received an additional distribution from the joint venture of $6.7 million in July 2017 that was reported in other liabilities on our consolidated balance sheet as of December 31, 2016.

Unconsolidated Joint Venture

As of September 30, 2017, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center properties in Virginia, that we account for using the equity method of accounting. As of September 30, 2017, we had an investment balance in GI-COPT of $25.2 million. Our balance was $17.1 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; we are amortizing this basis difference into equity in income from unconsolidated entities over the lives of the underlying assets.

6.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes receivable from the City of Huntsville	$53,088	$49,258
Other investing loans receivable	3,020	3,021
	$56,108	$52,279

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of September 30, 2017 or December 31, 2016.  The fair value of these receivables approximated their carrying amounts as of September 30, 2017 and December 31, 2016.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	$30,932	$24,432
Lease incentives, net	17,202	18,276
Furniture, fixtures and equipment, net	5,422	5,204
Deferred tax asset, net (1)	2,851	3,036
Non-real estate equity method investments	2,413	2,355
Construction contract costs incurred in excess of billings	2,005	10,350
Deferred financing costs, net (2)	1,419	3,128
Other assets	4,294	5,983
Prepaid expenses and other assets, net	$66,538	$72,764

(1) Includes a valuation allowance of $2.1 million.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2017	December 31, 2016	Stated Interest Rates as of	Scheduled Maturity as of
			September 30, 2017	September 30, 2017
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$151,594	$154,143	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt	13,200	13,448	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	164,794	167,591
Revolving Credit Facility	170,000	—	LIBOR + 0.875% to 1.60% (5)	May 2019 (6)
Term Loan Facilities (7)	348,371	547,494	LIBOR + 0.90% to 2.40% (8)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,445	347,128	3.60% (9)	May 2023
5.250%, $250,000 aggregate principal	246,525	246,176	5.25% (10)	February 2024
3.700%, $300,000 aggregate principal	298,200	297,843	3.70% (11)	June 2021
5.000%, $300,000 aggregate principal	296,639	296,368	5.00% (12)	July 2025
Unsecured notes payable	1,317	1,401	0% (13)	2026
Total debt, net	$1,873,291	$1,904,001

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.8 million as of September 30, 2017 and $6.1 million as of December 31, 2016.

(2)
Certain fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $367,000 as of September 30, 2017 and $422,000 as of December 31, 2016.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.19% as of September 30, 2017.

(4)	The interest rate on our variable rate secured debt as of September 30, 2017 was 3.09%.

(5)	The weighted average interest rate on the Revolving Credit Facility was 2.40% as of September 30, 2017.

(6)
The facility matures in May 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(7)
As of September 30, 2017, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders. On May 1, 2017, we repaid $200.0 million of the loan balance on a term loan scheduled to mature in 2020.

(8)	The weighted average interest rate on these loans was 2.93% as of September 30, 2017.

(9)
The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of September 30, 2017 and $2.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $3.1 million as of September 30, 2017 and $3.4 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.4 million as of September 30, 2017 and $1.7 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(12) The carrying value of these notes reflects an unamortized discount totaling $2.8 million as of September 30, 2017 and $3.0 million as of December 31, 2016.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(13)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $394,000 as of September 30, 2017 and $460,000 as of December 31, 2016.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2017, we were compliant with these covenants.

We capitalized interest costs of $1.1 million in the three months ended September 30, 2017, $1.2 million in the three months ended September 30, 2016, $4.2 million in the nine months ended September 30, 2017 and $4.3 million in the nine months ended September 30, 2016.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Fixed-rate debt
Unsecured Senior Notes	$1,188,809	$1,231,222	$1,187,515	$1,220,282
Other fixed-rate debt	152,911	154,781	155,544	156,887
Variable-rate debt	531,571	531,520	560,942	558,437
	$1,873,291	$1,917,523	$1,904,001	$1,935,606

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2017	December 31, 2016
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$(237)	$(848)
13,311	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	126	100
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(27)	(23)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(22)	48
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(30)	10
100,000	(2)	1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	—	(701)
						$(190)	$(1,414)

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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$126	$158
Interest rate swaps designated as cash flow hedges	Other liabilities	(316)	(1,572)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized (loss) gain recognized in AOCL (effective portion)	$(301)	$407	$(1,877)	$(16,581)
Loss reclassified from AOCL into interest expense (effective portion)	(615)	(1,043)	(2,652)	(2,763)
Gain (loss) on derivatives recognized in interest expense (ineffective portion)	34	1,523	132	(347)
Loss reclassified from AOCL into interest expense (ineffective portion) (1)	—	—	(88)	—

(1)
Represents a loss recognized on certain interest rate swaps from the accelerated reclassification of amounts in AOCL on May 1, 2017, when we concluded that hedged forecasted transactions were probable not to occur.

Over the next 12 months, we estimate that approximately $1.6 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2017, the fair value of interest rate derivatives in a liability position related to these agreements was $305,000, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2017, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $484,000.

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

	For the Nine Months Ended September 30,
	2017	2016
Beginning balance	$22,979	$19,218
Contributions from noncontrolling interests	—	22,779
Distributions to noncontrolling interests	(1,186)	(21,344)
Net income attributable to noncontrolling interests	1,720	1,679
Adjustment to arrive at fair value of interests	(244)	516
Ending balance	$23,269	$22,848

11.    Equity

During the nine months ended September 30, 2017, COPT redeemed all of the outstanding shares of its following series of preferred shares:

•
the 5.600% Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”), redeemed effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we made an irrevocable notification to holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we presented the liquidation preference of the shares/units as a liability on the consolidated balance sheets of COPT and COPLP as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders/unitholders in the three months ended December 31, 2016 pertaining to the original issuance costs incurred on the shares/units; and

•
the 7.375% Series L Cumulative Preferred Shares (the “Series L Preferred Shares”), redeemed effective June 27, 2017 at a price of $25.00 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon up to but not including the date of redemption. Concurrently with this redemption, COPLP redeemed its Series L Preferred Units on the same terms. We also recognized a $6.8 million decrease to net income available to common shareholders/unitholders in the nine months ended September 30, 2017 pertaining to the original issuance costs incurred on the shares/units.

During the nine months ended September 30, 2017, COPT issued 591,042 common shares at a weighted average price of $33.84 per share under its existing at-the-market (“ATM”) stock offering program. Net proceeds from the shares issued totaled $19.7 million, after payment of $300,000 in commissions to sales agents. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under this ATM program is an aggregate gross sales price of $70.0 million in common share sales.

During the nine months ended September 30, 2017, certain COPLP limited partners converted 337,000 common units in COPLP for an equal number of common shares in COPT.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Office Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended September 30, 2017
Revenues from real estate operations	$61,254	$12,190	$11,024	$7,494	$3,532	$6,676	$102,170	$16,656	$7,398	$1,007	$127,231
Property operating expenses	(19,708)	(4,343)	(6,193)	(3,157)	(1,432)	(637)	(35,470)	(7,406)	(3,175)	(317)	(46,368)
UJV NOI allocable to COPT	—	—	—	—	—	1,297	1,297	—	—	—	1,297
NOI from real estate operations	$41,546	$7,847	$4,831	$4,337	$2,100	$7,336	$67,997	$9,250	$4,223	$690	$82,160
Additions to long-lived assets	$5,810	$2,587	$55	$1,910	$843	$—	$11,205	$5,338	$9	$76	$16,628
Transfers from non-operating properties	$5,519	$45,554	$—	$8	$(62)	$29,803	$80,822	$25	$—	$—	$80,847
Three Months Ended September 30 2016
Revenues from real estate operations	$61,460	$12,231	$12,532	$7,232	$3,189	$5,175	$101,819	$20,499	$6,809	$1,827	$130,954
Property operating expenses	(20,598)	(4,462)	(7,599)	(3,374)	(1,112)	(528)	(37,673)	(8,155)	(3,317)	(807)	(49,952)
UJV NOI allocable to COPT	—	—	—	—	—	1,008	1,008	—	—	—	1,008
NOI from real estate operations	$40,862	$7,769	$4,933	$3,858	$2,077	$5,655	$65,154	$12,344	$3,492	$1,020	$82,010
Additions to long-lived assets	$5,901	$7,153	$—	$2,207	$2,642	$—	$17,903	$4,168	$108	$53	$22,232
Transfers from non-operating properties	$5,331	$308	$3	$—	$3,100	$25,513	$34,255	$(4)	$40	$—	$34,291
Nine Months Ended September 30, 2017
Revenues from real estate operations	$183,393	$34,992	$35,687	$21,953	$10,616	$17,998	$304,639	$52,394	$21,201	$4,061	$382,295
Property operating expenses	(60,357)	(13,014)	(21,125)	(9,391)	(4,294)	(1,873)	(110,054)	(21,974)	(10,041)	(1,446)	(143,515)
UJV NOI allocable to COPT	—	—	—	—	—	3,889	3,889	—	—	—	3,889
NOI from real estate operations	$123,036	$21,978	$14,562	$12,562	$6,322	$20,014	$198,474	$30,420	$11,160	$2,615	$242,669
Additions to long-lived assets	$15,085	$6,032	$71	$6,309	$1,059	$—	$28,556	$16,476	$3,588	$203	$48,823
Transfers from non-operating properties	$37,094	$45,994	$—	$474	$1,643	$55,003	$140,208	$—	$8	$18	$140,234
Segment assets at September 30, 2017	$1,265,569	$400,855	$129,657	$194,801	$108,884	$258,611	$2,358,377	$398,579	$226,909	$13,347	$2,997,212
Nine Months Ended September 30, 2016
Revenues from real estate operations	$184,881	$36,404	$34,408	$21,164	$9,496	$18,793	$305,146	$67,284	$20,106	$5,429	$397,965
Property operating expenses	(64,222)	(13,310)	(19,863)	(9,573)	(3,050)	(2,164)	(112,182)	(26,707)	(8,629)	(2,450)	(149,968)
UJV NOI allocable to COPT	—	—	—	—	—	1,008	1,008	—	—	—	1,008
NOI from real estate operations	$120,659	$23,094	$14,545	$11,591	$6,446	$17,637	$193,972	$40,577	$11,477	$2,979	$249,005
Additions to long-lived assets	$19,516	$13,290	$—	$5,710	$3,561	$—	$42,077	$9,107	$108	$363	$51,655
Transfers from non-operating properties	$41,850	$28,158	$240	$—	$3,315	$81,467	$155,030	$104	$(391)	$(11)	$154,732
Segment assets at September 30, 2016	$1,261,337	$416,886	$132,722	$195,244	$111,310	$189,746	$2,307,245	$453,766	$234,551	$31,563	$3,027,125

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenues from real estate operations	$127,231	$130,954	$382,295	$397,965
Construction contract and other service revenues	29,786	11,149	65,958	34,372
Total revenues	$157,017	$142,103	$448,253	$432,337

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
UJV NOI allocable to COPT	$1,297	$1,008	$3,889	$1,008
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(577)	(415)	(1,724)	(415)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(1)	1	(3)	21
Equity in income of unconsolidated entities	$719	$594	$2,162	$614

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Construction contract and other service revenues	$29,786	$11,149	$65,958	$34,372
Construction contract and other service expenses	(28,788)	(10,341)	(63,589)	(32,513)
NOI from service operations	$998	$808	$2,369	$1,859

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from before gain on sales of real estate as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NOI from real estate operations	$82,160	$82,010	$242,669	$249,005
NOI from service operations	998	808	2,369	1,859
Interest and other income	1,508	1,391	4,817	3,877
Equity in income of unconsolidated entities	719	594	2,162	614
Income tax (expense) benefit	(57)	21	(145)	28
Depreciation and other amortization associated with real estate operations	(34,438)	(32,015)	(100,290)	(99,790)
Impairment recoveries (losses)	161	(27,699)	(1,464)	(99,837)
General, administrative and leasing expenses	(7,368)	(8,855)	(23,838)	(28,764)
Business development expenses and land carry costs	(1,277)	(1,716)	(4,567)	(6,497)
Interest expense	(19,615)	(18,301)	(57,772)	(64,499)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,297)	(1,008)	(3,889)	(1,008)
Loss on early extinguishment of debt	—	(59)	(513)	(37)
Income (loss) before gain on sales of real estate	$21,494	$(4,829)	$59,539	$(45,049)

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2017	September 30, 2016
Segment assets	$2,997,212	$3,027,125
Non-operating property assets	413,255	421,364
Other assets	149,305	185,705
Total COPT consolidated assets	$3,559,772	$3,634,194

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations and UJV NOI allocable to COPT are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment (recoveries) losses, loss on early extinguishment of debt, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Share-Based Compensation and Other Compensation Matters

Performance-Based Share Units (“PSUs”)

On January 1, 2017, our Board of Trustees granted 36,525 PSUs with an aggregate grant date fair value of $1.4 million to our three executives (the “January Grants”).  The PSUs have a performance period beginning on January 1, 2017 and concluding on the earlier of December 31, 2019 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

On August 23, 2017, the January Grants were modified to include a provision that limits the earned PSUs payout percentage to 100% of the PSUs granted if COPT’s total shareholder return is negative during the performance period irrespective of its percentile rank in the peer group (the “Negative TSR Modifier”). In addition, as a result of the modification to the January Grants, on August 23, 2017, we augmented the January Grants by issuing an aggregate of 2,826 additional PSUs to the executives. Each of the PSU Certificates also includes the Negative TSR Modifier. The incremental award to the executives on August 23, 2017 resulting from these modifications totaled $12,000.

For the January Grants, we computed a grant date fair value of $38.43 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $31.22; expected volatility for COPT common shares of 19.0%; and a risk-free interest rate of 1.47%. For the award modification on August 23, 2017, we computed a pre-modification fair value of $49.66 per PSU and a post-modification fair value of $46.39 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $33.40; expected volatility for COPT common shares of 18.7%; and a risk-free interest rate of 1.36%.

We issued 9,763 common shares on February 7, 2017 to Mr. Stephen E. Budorick, our Chief Executive Officer, in settlement of PSUs issued in 2014, representing 100% of the target award for those PSUs.

Restricted Shares

During the nine months ended September 30, 2017, certain employees and non-employee members of our Board of Trustees were granted a total of 230,635 restricted common shares with an aggregate grant date fair value of $7.8 million (weighted average of $33.96 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2017, forfeiture restrictions lapsed on 148,401 previously issued common shares; these shares had a weighted average grant date fair value of $26.18 per share, and the aggregate intrinsic value of the shares on the vesting dates was $5.0 million.

Deferred Share Awards

During the nine months ended September 30, 2017, nonemployee members of our Board of Trustees were granted a total of 10,032 deferred share awards with an aggregate grant date fair value of $326,000 ($32.47 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2017, we issued 15,590 common shares in settlement of deferred share awards granted in 2016; these shares had a grant date fair value of $26.89 per share, and the aggregate intrinsic value of the shares on the settlement date was $508,000.

Options

During the nine months ended September 30, 2017, 5,000 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $29.98 per share, and the aggregate intrinsic value of the options exercised was $18,000.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to COPT	$20,916	$27,299	$60,133	$(13,294)
Preferred share dividends	—	(3,552)	(6,219)	(10,657)
Issuance costs associated with redeemed preferred shares	—	—	(6,847)	—
Income attributable to share-based compensation awards	(95)	(105)	(337)	(319)
Numerator for basic and diluted EPS on net income (loss) attributable to COPT common shareholders	$20,821	$23,642	$46,730	$(24,270)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	99,112	94,433	98,855	94,312
Dilutive effect of share-based compensation awards	146	81	154	—
Denominator for diluted EPS (common shares)	99,258	94,514	99,009	94,312
Basic EPS:
Net income (loss) attributable to COPT common shareholders	$0.21	$0.25	$0.47	$(0.26)
Diluted EPS:
Net income (loss) attributable to COPT common shareholders	$0.21	$0.25	$0.47	$(0.26)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Conversion of common units	3,350	3,591	3,400	3,648
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	—	434	—	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended September 30, 2017 and 2016 of 445,000 and 375,000, respectively, and for the nine months ended September 30, 2017 and 2016 of 431,000 and 394,000, respectively; and

•
weighted average options for the three months ended September 30, 2017 and 2016 of 40,000 and 233,000, respectively, and for the nine months ended September 30, 2017 and 2016 of 80,000 and 307,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to COPLP common unitholders	$21,785	$28,359	$62,239	$(13,751)
Preferred unit distributions	(165)	(3,717)	(6,714)	(11,152)
Issuance costs associated with redeemed preferred units	—	—	(6,847)	—
Income attributable to share-based compensation awards	(95)	(105)	(337)	(319)
Numerator for basic and diluted EPU on net income (loss) attributable to COPLP common unitholders	$21,525	$24,537	$48,341	$(25,222)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	102,462	98,024	102,255	97,960
Dilutive effect of share-based compensation awards	146	81	154	—
Denominator for diluted EPU (common units)	102,608	98,105	102,409	97,960
Basic EPU:
Net income (loss) attributable to COPLP common unitholders	$0.21	$0.25	$0.47	$(0.26)
Diluted EPU:
Net income (loss) attributable to COPLP common unitholders	$0.21	$0.25	$0.47	$(0.26)

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

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended September 30, 2017 and 2016 of 445,000 and 375,000, respectively, and for the nine months ended September 30, 2017 and 2016 of 431,000 and 394,000, respectively; and

•
weighted average options for the three months ended September 30, 2017 and 2016 of 40,000 and 233,000, respectively, and for the nine months ended September 30, 2017 and 2016 of 80,000 and 307,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $685,000 liability through September 30, 2017 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of September 30, 2017 follow (in thousands):

Year Ending December 31,
2017 (1)	$320
2018	1,275
2019	1,263
2020	1,257
2021	1,260
Thereafter	85,761
$91,136

(1) Represents the three months ending December 31, 2017.

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, D.C. for our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur between 2019 and 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments. Future minimum rental payments due under the term of this lease as of September 30, 2017 follow (in thousands):

Year Ending December 31,
2017 (1)	$700
2018	15,775
2020	135
Thereafter	75
Total minimum rental payments	$16,685
Less: Amount representing interest	(338)
Capital lease obligation	$16,347

(1) Represents the three months ending December 31, 2017.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of September 30, 2017 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheet):

•	new development and redevelopment obligations of $35.1 million;

•	capital expenditures for operating properties of $45.8 million;

•	third party construction and development of $67.4 million; and

•	other obligations of $1.1 million.

Environmental Indemnity Agreement

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate much of any potential future losses that may result from these indemnification agreements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2017:

•	we finished the period with occupancy of our portfolio of operating office properties at 93.4%, including six properties owned through an unconsolidated real estate joint venture;

•	we placed into service an aggregate of 839,000 square feet in eight newly constructed or redeveloped properties that were 89% leased as of September 30, 2017;

•
we sold ten operating properties totaling 639,000 square feet that were 89.4% occupied for $88.8 million and other land for $14.3 million. The net proceeds from these sales were used primarily to repay borrowings under our Revolving Credit Facility and to fund cash reserves;

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

On October 27, 2017, we sold:

•	201 Technology Drive, an operating property totaling 103,000 square feet in Lebanon, Virginia (in our Data Center Shells sub-segment), for $29.2 million; and

•
11751 Meadowville Lane, an operating property totaling 193,000 square feet in Chester, Virginia (in our Data Center Shells sub-segment), for $44.3 million. We provided a financial guaranty to the buyer under which we would indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. Accordingly, we will not recognize the sale of this property for accounting purposes, and will reflect the sale price of the property as a liability, until the guaranty expires. We do not expect to incur any losses under this financial guaranty.

The net proceeds from these sales were used primarily to repay borrowings under our Revolving Credit Facility

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties, which included six properties owned through an unconsolidated real estate joint venture:

	September 30, 2017	December 31, 2016
Occupancy rates at period end
Total	93.4%	92.1%
Defense/IT Locations:
Fort Meade/BW Corridor	95.6%	94.3%
Northern Virginia Defense/IT	88.7%	85.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	82.5%	72.7%
Redstone Arsenal	97.9%	96.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.7%	92.6%
Regional Office	92.4%	95.2%
Other	29.4%	52.9%
Average contractual annual rental rate per square foot at period end (1)	$29.94	$30.16

(1)	Includes estimated expense reimbursements. Amounts reported include the portion of properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2016	17,190	15,831
Square feet vacated	—	(316)
Occupancy of previously vacated space in connection with new leases (1)	—	412
Square feet constructed or redeveloped	839	866
Dispositions	(639)	(572)
Square feet removed from operations for redevelopment	(22)	—
Other changes	8	5
September 30, 2017	17,376	16,226

(1)	Excludes occupancy of vacant square feet acquired or developed.

During the nine months ended September 30, 2017, we completed 2.2 million square feet of leasing, including 482,000 of construction and redevelopment space, and renewed 82.4% of the square footage of our lease expirations (including the effect of early renewals).

Occupancy of our Same Office Properties increased from 91.8% as of December 31, 2016 to 92.6% as of September 30, 2017.

Wholesale Data Center Property

Our 19.25 megawatt wholesale data center property had 16.9 megawatts leased as of September 30, 2017, a 2.0 megawatt increase relative to December 31, 2016.

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

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of September 30, 2017; and

•	property dispositions.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2017 and 2016

	For the Three Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$127,231	$130,954	$(3,723)
Construction contract and other service revenues	29,786	11,149	18,637
Total revenues	157,017	142,103	14,914
Expenses
Property operating expenses	46,368	49,952	(3,584)
Depreciation and amortization associated with real estate operations	34,438	32,015	2,423
Construction contract and other service expenses	28,788	10,341	18,447
Impairment (recoveries) losses	(161)	27,699	(27,860)
General, administrative and leasing expenses	7,368	8,855	(1,487)
Business development expenses and land carry costs	1,277	1,716	(439)
Total operating expenses	118,078	130,578	(12,500)
Operating income	38,939	11,525	27,414
Interest expense	(19,615)	(18,301)	(1,314)
Interest and other income	1,508	1,391	117
Loss on early extinguishment of debt	—	(59)	59
Equity in income of unconsolidated entities	719	594	125
Income tax (expense) benefit	(57)	21	(78)
Income (loss) before gain on sales of real estate	21,494	(4,829)	26,323
Gain on sales of real estate	1,188	34,101	(32,913)
Net income	$22,682	$29,272	$(6,590)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$86,226	$84,889	$1,337
Lease termination revenue	860	389	471
Tenant recoveries and other real estate operations revenue	22,258	24,312	(2,054)
Same Office Properties total revenues	109,344	109,590	(246)
Constructed and redeveloped properties placed in service	6,969	2,094	4,875
Wholesale data center	7,398	6,809	589
Properties held for sale	2,723	2,700	23
Dispositions	538	9,506	(8,968)
Other	259	255	4
	127,231	130,954	(3,723)
Property operating expenses
Same Office Properties	(40,981)	(42,745)	1,764
Constructed and redeveloped properties placed in service	(1,555)	(513)	(1,042)
Wholesale data center	(3,175)	(3,317)	142
Properties held for sale	(299)	(283)	(16)
Dispositions	(124)	(2,743)	2,619
Other	(234)	(351)	117
	(46,368)	(49,952)	3,584

UJV NOI allocable to COPT	1,297	1,008	289

NOI from real estate operations
Same Office Properties	68,363	66,845	1,518
Constructed and redeveloped properties placed in service	5,414	1,581	3,833
Wholesale data center	4,223	3,492	731
Properties held for sale	2,424	2,417	7
Dispositions	414	6,763	(6,349)
Other	1,322	912	410
	$82,160	$82,010	$150
Same Office Properties rent statistics
Average occupancy rate	92.6%	91.6%	1.0%
Average straight-line rent per occupied square foot (1)	$6.46	$6.43	$0.03

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 135 office properties, comprising 82.9% of our total operating office square footage as of September 30, 2017 (84.7% excluding the effect of properties held for sale). This pool of properties included the following changes from the pool used for purposes of comparing 2016 and 2015 in our 2016 Annual Report on Form 10-K: the addition of four properties placed in service that were 100% operational on or before January 1, 2016 and three properties acquired in 2015; and the removal of two properties disposed, two properties reclassified to held for sale and one property reclassified as redevelopment in 2017. The decrease in tenant recoveries and other real estate operations revenue and property operating expenses from our Same Office Properties was due primarily to a decrease in operating expenses directly reimbursable from tenants.

Our NOI from constructed and redeveloped properties placed in service included 14 properties placed in service in 2016 and 2017.

NOI from Service Operations

	For the Three Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$29,786	$11,149	$18,637
Construction contract and other service expenses	28,788	10,341	18,447
NOI from service operations	$998	$808	$190

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

Impairment (Recoveries) Losses

The decrease in impairment losses was attributable primarily to the losses described below in our explanation for the nine-month period ended September 30, 2016.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses decreased due primarily to our recognition in the prior period of $1.6 million in executive transition costs, representing mostly severance and termination benefits primarily in connection with executive departures.
Gain on Sales of Real Estate

We recognized gain on sales of real estate of $1.2 million in the current period in connection with a land sale in White Marsh (discussed further in Note 4 to our consolidated financial statements). We recognized gain on sales of real estate in the prior period of $17.9 million on our sale of a 50% interest in six triple-net leased, single-tenant data center properties and $16.2 million in connection with other operating property dispositions.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016

	For the Nine Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$382,295	$397,965	$(15,670)
Construction contract and other service revenues	65,958	34,372	31,586
Total revenues	448,253	432,337	15,916
Expenses
Property operating expenses	143,515	149,968	(6,453)
Depreciation and amortization associated with real estate operations	100,290	99,790	500
Construction contract and other service expenses	63,589	32,513	31,076
Impairment losses	1,464	99,837	(98,373)
General, administrative and leasing expenses	23,838	28,764	(4,926)
Business development expenses and land carry costs	4,567	6,497	(1,930)
Total operating expenses	337,263	417,369	(80,106)
Operating income	110,990	14,968	96,022
Interest expense	(57,772)	(64,499)	6,727
Interest and other income	4,817	3,877	940
Loss on early extinguishment of debt	(513)	(37)	(476)
Equity in income of unconsolidated entities	2,162	614	1,548
Income tax (expense) benefit	(145)	28	(173)
Income (loss) before gain on sales of real estate	59,539	(45,049)	104,588
Gain on sales of real estate	5,438	34,101	(28,663)
Net income (loss)	$64,977	$(10,948)	$75,925

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$259,141	$252,914	$6,227
Lease termination revenue	2,083	1,678	405
Tenant recoveries and other real estate operations revenue	69,995	70,509	(514)
Same Office Properties total revenues	331,219	325,101	6,118
Constructed and redeveloped properties placed in service	15,357	4,780	10,577
Wholesale data center	21,201	20,106	1,095
Properties held for sale	8,182	8,211	(29)
Dispositions	5,522	38,998	(33,476)
Other	814	769	45
	382,295	397,965	(15,670)
Property operating expenses
Same Office Properties	(125,651)	(125,872)	221
Constructed and redeveloped properties placed in service	(4,206)	(1,016)	(3,190)
Wholesale data center	(10,041)	(8,629)	(1,412)
Properties held for sale	(918)	(930)	12
Dispositions	(1,695)	(12,743)	11,048
Other	(1,004)	(778)	(226)
	(143,515)	(149,968)	6,453

UJV NOI allocable to COPT	3,889	1,008	2,881

NOI from real estate operations
Same Office Properties	205,568	199,229	6,339
Constructed and redeveloped properties placed in service	11,151	3,764	7,387
Wholesale data center	11,160	11,477	(317)
Properties held for sale	7,264	7,281	(17)
Dispositions	3,827	26,255	(22,428)
Other	3,699	999	2,700
	$242,669	$249,005	$(6,336)
Same Office Properties rent statistics
Average occupancy rate	92.5%	91.4%	1.1%
Average straight-line rent per occupied square foot (1)	$19.46	$19.22	$0.24

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine-month periods set forth above.

Our NOI from constructed and redeveloped properties placed in service included 14 properties placed in service in 2016 and 2017.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$65,958	$34,372	$31,586
Construction contract and other service expenses	63,589	32,513	31,076
NOI from service operations	$2,369	$1,859	$510

Construction contract and other service revenue and expenses increased due primarily to a greater volume of construction activity in connection with several of our tenants.

Impairment Losses

In the first quarter of 2016, we set a goal to raise cash from sales of properties in 2016 considerably in excess of our assets held for sale at December 31, 2015. The specific properties we would sell to achieve this goal had not been identified when the goal was established. Throughout 2016, we engaged in the process of identifying properties we would sell.

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

•
$6.2 million on the property in Greater Philadelphia (included in our Regional Office segment) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell; and

•
$2.4 million primarily on land in Colorado Springs and operating properties in White Marsh (included in our Regional Office Segment) classified as held for sale whose carrying amounts exceeded their estimated fair values less costs to sell based on updated negotiations with prospective buyers.

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

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 and had $161.5 million of assets held for sale as of September 30, 2016.

Refer to Note 3 to our consolidated financial statements for disclosure regarding impairment losses recognized in the current period.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses decreased due primarily to our recognition in the prior period of $6.0 million in executive transition costs, representing mostly severance and termination benefits primarily in connection with executive departures, compared to $732,000 in such costs recognized in the current period.
Interest Expense

The decrease in interest expense included the effect of a 10% decrease in our average outstanding debt in the current period relative to the prior period.

Gain on Sales of Real Estate

We recognized gain on sales of real estate of $5.4 million in the current period in connection with land sales (discussed further in Note 4 to our consolidated financial statements). We recognized gain on sales of real estate in the prior period of $17.9 million on our sale of a 50% interest in six triple-net leased, single-tenant data center properties and $16.2 million in connection with other operating property dispositions.

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

The table appearing below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2017 and 2016, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$22,682	$29,272	$64,977	$(10,948)
Add Real estate-related depreciation and amortization	34,438	32,015	100,290	99,790
Add: Depreciation and amortization on UJV allocable to COPT	310	207	932	207
Add: Impairment (recoveries) losses on previously depreciated operating properties	(159)	25,857	1,451	81,828
Add: Gain on sales of previously depreciated operating properties	(8)	(34,101)	(39)	(34,101)
FFO	57,263	53,250	167,611	136,776
Less: Preferred share dividends	—	(3,552)	(6,219)	(10,657)
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(917)	(894)	(2,801)	(2,935)
Less: Issuance costs associated with redeemed preferred shares	—	—	(6,847)	—
Basic and diluted FFO allocable to share-based compensation awards	(215)	(190)	(616)	(486)
Basic and diluted FFO available to common share and common unit holders	55,966	48,449	150,633	122,203
Gain on sales of non-operating properties	(1,180)	—	(5,399)	—
Impairment (recoveries) losses on non-operating properties	(2)	1,842	13	18,009
(Gain) loss on interest rate derivatives	(34)	(1,523)	(43)	347
Loss on early extinguishment of debt	—	59	513	37
Issuance costs associated with redeemed preferred shares	—	—	6,847	—
Executive transition costs	2	1,639	732	6,023
Demolition costs on redevelopment properties	—	—	294	578
Diluted FFO comparability adjustments allocable to share-based compensation awards	5	(5)	(12)	(99)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$54,757	$50,461	$153,578	$147,098

Weighted average common shares	99,112	94,433	98,855	94,312
Conversion of weighted average common units	3,350	3,591	3,400	3,648
Weighted average common shares/units - Basic FFO	102,462	98,024	102,255	97,960
Dilutive effect of share-based compensation awards	146	81	154	98
Weighted average common shares/units - Diluted FFO	102,608	98,105	102,409	98,058

Diluted FFO per share	$0.55	$0.49	$1.47	$1.25
Diluted FFO per share, as adjusted for comparability	$0.53	$0.51	$1.50	$1.50

Denominator for diluted EPS	99,258	94,514	99,009	94,312
Weighted average common units	3,350	3,591	3,400	3,648
Anti-dilutive EPS effect of share-based compensation awards	—	—	—	98
Denominator for diluted FFO per share measures	102,608	98,105	102,409	98,058

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2017 (in thousands):

Construction, development and redevelopment	$140,666
Tenant improvements on operating properties	21,056	(1)
Capital improvements on operating properties	13,051
	$174,773
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased by $0.7 million when comparing the nine months ended September 30, 2017 and 2016 due primarily to lower interest expense payments in the current period due to lower outstanding debt balances, partially offset by lower net cash flows from construction contract and other services.

Net cash flow provided by investing activities decreased $130.6 million when comparing the nine months ended September 30, 2017 and 2016 due primarily to a decrease in property sales in 2017 relative to 2016.

Net cash flow used in financing activities in the nine months ended September 30, 2017 was $317.0 million, and included the following:

•	redemption of preferred shares (or units) of $199.1 million;

•	dividends and/or distributions to equity holders of $94.5 million; and

•	net repayments of debt borrowings of $33.0 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $19.8 million.

Net cash flow used in financing activities in the nine months ended September 30, 2016 was $260.6 million, and included the following:

•	dividends and/or distributions to equity holders of $92.2 million; and

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

As of September 30, 2017, COPT owned 96.8% of the outstanding common units and none of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of September 30, 2017, we had $10.9 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of September 30, 2017, the maximum borrowing capacity under this facility totaled $800.0 million, of which $630.0 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$—	$170,000	$112,132	$300,000	$1,276,829	$1,858,961
Scheduled principal payments	1,033	4,241	4,387	4,024	3,875	10,680	28,240
Interest on debt (3)	18,318	73,020	70,114	66,708	58,846	117,338	404,344
New development and redevelopment obligations (4)(5)	23,932	10,269	856	—	—	—	35,057
Third-party construction and development obligations (5)(6)	30,083	37,270	—	—	—	—	67,353
Capital expenditures for operating properties (5)(7)	5,509	27,314	12,985	—	—	—	45,808
Capital lease obligation (principal and interest)	700	15,775	—	135	—	75	16,685
Operating leases (8)	320	1,275	1,263	1,257	1,260	85,761	91,136
Other obligations (8)	172	380	342	153	39	9	1,095
Total contractual cash obligations	$80,067	$169,544	$259,947	$184,409	$364,020	$1,490,692	$2,548,679

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $13.9 million. As of September 30, 2017, maturities included $170.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of September 30, 2017 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2017 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

(7)	Represents contractual obligations pertaining to capital expenditures for our operating properties. We expect to pay these costs primarily using cash flow from operations.

(8)	We expect to pay these items using cash flow from operations.

We expect to spend approximately $60 million on construction and development costs and approximately $20 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2017.  We expect to fund the construction and development costs using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2017, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the nine months ended September 30, 2017.

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

The following table sets forth as of September 30, 2017 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt (1)	$939	$3,858	$3,991	$3,718	$303,875	$1,037,509	$1,353,890
Weighted average interest rate	4.35%	4.37%	4.36%	3.96%	3.70%	4.47%	4.30%
Variable rate debt (2)	$94	$383	$170,396	$112,438	$—	$250,000	$533,311
Weighted average interest rate (3)	3.09%	3.09%	2.40%	2.69%	—%	3.04%	2.76%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $13.9 million.

(2)	As of September 30, 2017, maturities included $170.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of September 30, 2017 for variable rate debt.

The fair value of our debt was $1.9 billion as of September 30, 2017.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $71 million as of September 30, 2017.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2017 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $892,000 in the nine months ended September 30, 2017 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of September 30, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2017, 150,000 of COPLP’s common units were exchanged for 150,000 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Current Report on Form 8-K dated August 23, 2017 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	October 27, 2017	Dated:	October 27, 2017