Form 10-K
period 2017-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2018-02-16
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Corporate Office Properties, L.P. ☐ Yes   ☒ No
The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $3.5 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 30, 2017. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 31, 2018, 101,283,508 of Corporate Office Properties Trust’s common shares were outstanding.
The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $108.9 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 30, 2017.
Portions of the proxy statement of Corporate Office Properties Trust for its 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2017, COPT owned approximately 96.9% of the outstanding common units; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the two operate as an interrelated, consolidated company. COPT is a REIT whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business through COPLP’s operations, by COPLP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests, shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships, limited liability companies (“LLCs”), business trusts and corporations; the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships, LLCs, business trusts and corporations. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets in connection with a non-qualified elective deferred compensation plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the plan’s participants that are held directly by COPT.

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•	combined reports better reflect how management, investors and the analyst community view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	possible adverse changes in tax laws;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results; and

•	environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements, whether as a result of new information, future events or otherwise. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2017, our properties included the following:

•
159 properties totaling 17.3 million square feet comprised of 144 office properties and 15 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
ten properties under construction or redevelopment (seven office properties and three data center shells) that we estimate will total approximately 1.1 million square feet upon completion, including two partially operational properties and two properties completed and held for future lease to the United States Government; and

•	approximately 1,000 acres of land controlled for future development that we believe could be developed into approximately 13.0 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common units and preferred units. As of December 31, 2017, COPT owned 96.9% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers; similarly, although COPLP, as a partnership, does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

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

Significant Developments
In 2017:

•	we finished the year with our office and data center shell portfolio 93.6% occupied;

•	we placed into service an aggregate of 1.2 million square feet in eight newly constructed properties and three redeveloped properties that were 97.8% leased as of December 31, 2017;

•
we sold 13 operating properties totaling 992,000 square feet that were 91.8% occupied and other land for $184.2 million. We provided a financial guaranty to the buyer of one of these properties under which we would indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. Accordingly, we did not recognize the sale of this property for accounting purposes, and we reported the sales proceeds as a liability on our consolidated balance sheet. We do not expect to incur any losses under this financial guaranty;

•	we repaid $200.0 million on a term loan scheduled to mature in 2020;

•	COPT redeemed all of the outstanding shares of its:

•	Series K Preferred Shares effective January 21, 2017 at a price of $50 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption; and

•	Series L Preferred Shares effective June 27, 2017 at a price of $25 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption;

•
COPT entered into forward equity sale agreements effective November 2, 2017 to issue 9.2 million common shares at an initial gross offering price of $285.2 million, or $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and will be decreased on each of certain dates specified in the agreements during the term of the agreements. On December 27, 2017, COPT issued 1.7 million common shares under the agreements for net proceeds of $50.0 million; and

•
COPT issued 591,000 COPT common shares at a weighted average price of $33.84 per share under our at-the-market (“ATM”) stock offering program established in September 2016. Net proceeds from the shares issued totaled $19.7 million.

Business and Growth Strategies

Our primary goal is to deliver attractive and competitive total returns to our shareholders. This section sets forth key components of our business and growth strategies that we have in place to support this goal.

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants of our Defense/IT Locations properties. These properties are primarily occupied by United States Government and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge-based activities (i.e., cyber security, research and development and other highly technical defense and security areas) than to force structure (i.e., troops) and weapon system production. Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, which as of December 31, 2017 accounted for 149 of the portfolio’s 159 properties, or 87.4% of its annualized rental revenue, plus developable land controlled to accommodate future growth. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to the importance of their proximity to defense installations or other key demand drivers, the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements and significant investments often made by tenants in their space for unique needs such as Secure Compartmented Information Facility (“SCIF”).

Our data center shell platform has fueled significant growth in our Defense/IT Locations strategy. Data center shells are properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure. Since 2013, we placed into service 14 data center shells totaling 2.3 million square feet, and we estimate that an additional 11 totaling 2.0 million square feet will be completed over the next several years.  We enter into long-term leases prior to commencing construction of these properties, with triple-net structures and multiple extension options and rent escalators to provide future growth. Additionally, our tenants fund the costs to fully power and equip these properties, significantly enhancing these properties’ values and creating high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•
properties’ proximity to defense installations and other knowledge-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:

•
office properties are proximate to such mission-critical facilities as Fort George G. Meade (which houses 119 organizations, including U.S. Cyber Command, Defense Information Systems Agency and other Department of Defense organizations and agencies engaged in signals intelligence) and Redstone Arsenal (which houses priority missions such as Army procurement, missile defense, space exploration and research, development, testing and evaluation of advanced weapons systems); and

•
data center shells are primarily in the Northern Virginia area, proximate to the MAE-East Corridor, which is a major Network Access Point in the United States for interconnecting traffic between Internet service providers;

•	well-established relationships with the United States Government and its contractors;

•	extensive experience in developing:

•	secured, specialized space, with the ability to satisfy the United States Government’s unique needs (including SCIF and ATFP requirements); and

•	data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and

•	depth of knowledge, specialized skills and credentialed personnel in operating highly specialized properties with high security-oriented requirements.

Regional Office Strategy: While our primary focus pertains to Defense/IT Locations, due to our depth of market knowledge in the Greater Washington, DC/Baltimore region, we focus secondarily on owning office properties located in select urban/urban-like submarkets that feature the following characteristics: (1) mixed-use, lifestyle oriented locations with a robust high-end residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; (4) a diverse and growing employment base; and (5) constraints in supply. We believe that these types of submarkets provide better overall quality and opportunity for long-term, sustained growth than other commercial office submarkets. As of December 31, 2017, we owned seven Regional Office properties, representing 12.1% of our annualized rental revenue from operating properties, which were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties proximate to existing or future Washington Metropolitan Area Metrorail stations and major interstates. In prior reporting periods, this segment also included suburban properties that did not meet these characteristics (that were since disposed).

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) renewal of tenant leases and re-tenanting at increasing rents where market conditions permit; (3) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (4) redevelopment when we believe property conditions and market demand warrant. In 2017, we completed seven years of programmatic property sales to improve the strategic focus of our portfolio and improve our balance sheet and overall capital position. In the future, we plan to continuously evaluate our portfolio and consider dispositions when properties no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital or support our capital strategy.

To the extent possible, we also operate and develop our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and property operating costs; (3) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction; and (4) participating annually in the GRESB (or Global Real Estate Sustainability Benchmark) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. In each of the last three years, we earned an overall score of “Green Star” on the GRESB survey, which represents the highest quadrant of achievement on the survey.

Property Development and Acquisition Strategy: We grow our operating portfolio primarily through property development opportunities in support of our Defense/IT Locations strategy, and we have significant land holdings that we believe can support that growth and also act as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment, and therefore typically prefer properties to be significantly leased prior to commencing construction. To a lesser extent, we may also pursue growth through acquisitions, seeking to execute such transactions at attractive yields and below replacement cost.

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

•
managing our debt by monitoring, among other things: (1) the relationship of certain measures of earnings to our debt level and to certain capital costs; (2) the timing of debt maturities to ensure that maturities in any one year do not exceed levels that we believe we can refinance; (3) the relationship of our variable-rate debt to our total debt; and (4) our total and secured debt levels relative to our overall capital structure;

•
using equity raised through issuances of common shares in COPT and common units in COPLP and, to a lesser extent, issuances of preferred shares in COPT and preferred units in COPLP and joint venture structures for certain investments;

•	monitoring capacity available under revolving credit facilities and ATM stock offering programs to provide liquidity to fund investment activities;

•	paying dividends at a level that is at least sufficient for us to maintain our REIT status;

•	recycling proceeds from property sales under our asset management strategy (discussed above) to fund our investment activities and/or reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Industry Segments
As of December 31, 2017, our operations included the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. Our Defense/IT Locations segment included the following sub-segments:

•	Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);

•	Northern Virginia Defense/IT Locations;

•	Lackland Air Force Base in San Antonio, Texas;

•
locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this segment as of December 31, 2017 were proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;

•	Redstone Arsenal in Huntsville, Alabama; and

•	data center shells, primarily in Northern Virginia (including six owned through an unconsolidated real estate joint venture).

As of December 31, 2017, Defense/IT Locations comprised 149 of our office and data center shell portfolio’s properties, or 86.7% of its square feet in operations, while Regional Office comprised seven of the portfolio’s properties, or 11.7% of its square feet in operations. Our Wholesale Data Center segment is comprised of one property in Manassas, Virginia.
For information relating to our segments, you should refer to Note 17 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2017, we had 375 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2017, which are included in a separate section at the end of this report beginning on page F-1.

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

•	increasing operating costs, including insurance, utilities, real estate taxes and other expenses, some of which we may not be able to pass through to tenants;

•	increasing construction costs for materials and labor;

•	increasing vacancies and the need to periodically repair, renovate and re-lease space;

•	increasing interest rates and unavailability of financing on acceptable terms or at all;

•	unavailability of financing for potential purchasers of our properties;

•	adverse changes in taxation or zoning laws;

•	potential inability to secure adequate insurance;

•	adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

•	potential liability under environmental or other laws or regulations.

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

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that certain of our costs will not necessarily decline and may increase even if our revenues decline.

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

We may be adversely affected by developments concerning our major tenants or the United States Government and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge-based activities. As of December 31, 2017, our 10 largest tenants accounted for 58.8% of our total annualized rental revenue, the four largest of these tenants accounted for 47.0%, and the United States Government, our largest tenant, accounted for 31.7%. We calculated annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2017; with regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. For additional information regarding our tenant concentrations, please refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2017, 87.4% of our office and data center shell properties’ total annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration of properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular business parks. Most of our properties are located in the Mid-Atlantic region of the United States, particularly in the Greater Washington, DC/Baltimore region. Our properties are also often concentrated in business parks in which we own most of the properties. Consequently, our portfolio of properties is not broadly distributed geographically. As a result, we would be harmed by a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the business parks in which our properties are located.

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

We are dependent on external sources of capital for growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our development and acquisition activities using retained cash flow from operations. Therefore, our ability to fund these activities may be dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, common shares, preferred shares, common and preferred units in COPLP, joint venture funding or asset sales. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our equityholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

We often use our Revolving Credit Facility to initially finance much of our investing activities and certain financing activities. Our lenders under this and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. If lenders default under these facilities by not being able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities.

We may be unable to execute our plans to develop and construct additional properties. Although the majority of our investments are in currently leased properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk that actual costs will exceed our budgets, that we will experience conditions which delay or preclude project completion and that projected leasing will not occur. In addition, we may find that we are unable to successfully execute plans to obtain construction loans to fund property construction activities.

We may suffer adverse effects from acquisitions of commercial real estate properties. We may acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new market and therefore are not able to operate the acquired property profitably.

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

Our wholesale data center may become obsolete. Wholesale data centers are much more expensive investments on a per square foot basis than office properties due to the level of infrastructure required to operate the centers. At the same time, technology, industry standards and service requirements for wholesale data centers are rapidly evolving and, as a result, the risk of investments we make in our wholesale data center becoming obsolete is higher than other commercial real estate properties. Our wholesale data center may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers housed in the properties, or due to other technological advances. In addition, we may not be able to efficiently upgrade or change power and cooling systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants.

Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are uniquely designed to run and maintain banks of computer servers. Data centers are subject to obsolescence risks. In the event that we needed to reposition data center space for another use, the renovations required to do so could be difficult and costly, and we may, as a result, deem such renovations to be impractical.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Several of our properties are pledged by us to support repayment of indebtedness. Any foreclosure on our properties could result in loss of income and asset value. In addition, we rely on borrowings to fund some or all of the costs of construction and development activities, new property acquisitions and other items.

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

As of December 31, 2017, we had $1.8 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Our operations likely will not generate enough cash flow to repay all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or outlook by the credit rating agencies would have a material adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of COPT’s common shares.

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

We may be unable to continue to make distributions to our equityholders at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

•	continued property occupancy and timely receipt of rent from our tenants;

•	the amount of future capital expenditures and expenses relating to our properties;

•	our leasing activity and future rental rates;

•	the strength of the commercial real estate market;

•	our ability to compete;

•	governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;

•	our costs of compliance with environmental and other laws;

•	our corporate overhead levels;

•	our amount of uninsured losses; and

•	our decision to reinvest in operations rather than distribute available cash.

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

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law; while we believe that this law generally will have a favorable effect on REITs and their shareholders, uncertainty remains regarding the full effect that this law will have on us and our tenants, equityholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our equityholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2017 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet or Megawatts (“MW”)	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Office and Data Center Shell Portfolio
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	31	3,577	95.2%	$132,114	$38.82
Howard County, MD	35	2,759	96.5%	73,619	27.65
Other	21	1,563	94.8%	41,177	27.79
Fort Meade/BW Corridor Subtotal / Average	87	7,899	95.6%	246,910	32.71
Northern Virginia Defense/IT	12	1,840	89.1%	51,694	31.53
Lackland Air Force Base	7	953	100.0%	47,451	49.79
Navy Support Locations	21	1,253	87.7%	30,973	28.18
Redstone Arsenal	7	651	98.2%	14,663	22.94
Data Center Shells
Consolidated Properties	9	1,478	100.0%	21,528	14.57
Unconsolidated Joint Venture Properties (4)	6	962	100.0%	5,333	11.09
Defense/IT Locations Subtotal / Average	149	15,036	95.2%	418,552	29.60
Regional Office	7	2,023	89.5%	57,722	31.88
Other Properties	3	286	34.4%	2,558	26.03
Total Office and Data Center Shell Portfolio	159	17,345	93.6%	478,832	$29.84
Wholesale Data Center	1	19.25 MW	87.6%	22,380	N/A
Total Operating Properties				$501,212
Total Consolidated Operating Properties				$495,879

(1)    This percentage is based upon all rentable square feet or megawatts under lease terms that were in effect as of December 31, 2017.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2017 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2017. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $29.58 for our total office and data center shell portfolio, $32.58 for Fort Meade/BW Corridor (our largest Defense/IT Location sub-segment) and $31.31 for our Regional Office portfolio.

(4)
Represents properties owned through an unconsolidated real estate joint venture. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of Annualized Rental Revenue that was allocable to our ownership interest.

The following table provides certain information about office and data center shell properties that were under construction, or had redevelopment underway, or otherwise approved, as of December 31, 2017 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Fort Meade/BW Corridor:
310 Sentinel Way (2)	191	12%	(3)	$41,237	$13,115
Annapolis Junction, MD
540 National Business Parkway (2)	145	49%	1Q 2018	32,630	11,082
Annapolis Junction, MD
5801 University Research Court	71	0%	1Q 2019	9,938	8,606
College Park, MD
Subtotal / Average	407	23%		83,805	32,803

Data Center Shells:
DC 23	149	100%	3Q 2018	498	20,849
Northern VA
BLC 1	149	100%	3Q 2018	12,277	20,723
Northern VA
BLC 2	149	100%	4Q 2018	12,201	20,909
Northern VA
Subtotal / Average	447	100%		24,976	62,481

Northern Virginia Defense/IT:
NOVA Office B	161	0%	(3)	31,187	10,313
Northern VA

Redstone Arsenal:
4100 Market Street	36	59%	2Q 2019	1,014	6,452
Huntsville, AL
4000 Market Street	43	0%	3Q 2019	466	7,649
Huntsville, AL
Subtotal / Average	79	27%		1,480	14,101

Total Under Construction	1,094	51%		$141,448	$119,698

Under Redevelopment
Fort Meade/BW Corridor:
7142 Columbia Gateway Drive (2)	22	73%	1Q 2019	$1,387	$2,531
Columbia, MD

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2) These properties had occupied square feet in service as of December 31, 2017. Therefore, the properties and their occupied square feet are included in our operating property statistics, including the information set forth on the previous page.
(3) The building shells of these properties were completed and held for future lease to the United States Government.

The following table provides certain information about land that we owned or controlled as of December 31, 2017, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park	196	2,106
Howard County	27	590
Other	133	1,494
Total Fort Meade/BW Corridor	356	4,190
Northern Virginia Defense/IT Locations	59	1,965
Lackland Air Force Base	68	1,033
Navy Support Locations	44	109
Redstone Arsenal (1)	422	4,005
Data Center Shells	41	636
Total Defense/IT Locations	990	11,938
Regional Office (2)	11	1,090
Total land owned/controlled for future development	1,001	13,028
Other land owned/controlled	150	1,638
Total Land Owned/Controlled	1,151	14,666

(1) This land is owned by the United States Government and is controlled under a long-term, enhanced-use lease to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Rental payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.
(2) Includes a pre-leased, pre-construction project totaling 190,000 square feet.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2017 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
		(in thousands)
2018: Office and Data Center Shells	2,135	$68,997	13.8%	$32.32
Wholesale Data Center	N/A	218	—%	N/A
2019: Office and Data Center Shells	2,680	84,722	16.9%	31.62
Wholesale Data Center	N/A	4,097	0.8%	N/A
2020: Office and Data Center Shells	1,692	57,981	11.6%	35.14
Wholesale Data Center	N/A	13,722	2.7%	N/A
2021: Office and Data Center Shells	1,318	40,647	8.1%	30.83
Wholesale Data Center	N/A	570	0.1%	N/A
2022: Office and Data Center Shells	1,221	35,002	7.0%	29.69
Wholesale Data Center	N/A	1,842	0.4%	N/A
2023: Office and Data Center Shells	957	30,169	6.0%	31.54
Wholesale Data Center	N/A	1,931	0.4%	N/A
2024: Office and Data Center Shells	1,424	31,198	6.2%	22.65
2025: Office and Data Center Shells	1,858	60,931	12.2%	34.07
2026: Office and Data Center Shells	1,062	27,639	5.5%	26.01
2027: Office and Data Center Shells	652	13,384	2.7%	20.53
2028: Office and Data Center Shells	499	11,986	2.4%	24.03
2029: Office and Data Center Shells	489	11,736	2.3%	23.99
2033: Office and Data Center Shells	240	4,440	0.9%	18.50
Total Operating Properties	16,227	$501,212	100.0%	N/A
Total Office and Data Center Shells	16,227	$478,832	100.0%	$29.84

(1)	Please refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.

With regard to office and data center shell property leases expiring in 2018, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2017 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by market.

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

	Price Range		Dividends
2016	Low	High	Per Share
First Quarter	$19.52	$26.45	$0.2750
Second Quarter	$25.17	$29.58	$0.2750
Third Quarter	$26.91	$30.55	$0.2750
Fourth Quarter	$24.92	$31.51	$0.2750

	Price Range		Dividends
2017	Low	High	Per Share
First Quarter	$30.22	$34.25	$0.2750
Second Quarter	$32.22	$36.03	$0.2750
Third Quarter	$32.03	$35.66	$0.2750
Fourth Quarter	$28.88	$33.81	$0.2750

The number of holders of record of COPT’s common shares was 463 as of December 31, 2017. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
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

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of December 31, 2017, there were 35 holders of record of COPLP’s common units.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2017, 2,513 of COPLP’s common units were exchanged for 2,513 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2012 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Corporate Office Properties Trust	$100.00	$99.11	$123.58	$99.58	$147.98	$143.16
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
NAREIT All Equity REIT Index	$100.00	$102.86	$131.68	$135.40	$147.09	$159.85

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2013 through 2017. Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenant leases on our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on variables such as employment levels, business confidence, competition, general economic conditions of the markets in which we operate and governmental actions and initiatives. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2017	2016	2015	2014	2013
Revenues
Revenues from real estate operations	$509,980	$525,964	$519,064	$479,725	$460,997
Construction contract and other service revenues	102,840	48,364	106,402	106,748	62,363
Total revenues	612,820	574,328	625,466	586,473	523,360
Expenses
Property operating expenses	190,964	197,530	194,494	179,934	167,199
Depreciation and amortization associated with real estate operations	134,228	132,719	140,025	136,086	113,214
Construction contract and other service expenses	99,618	45,481	102,696	100,058	58,875
Impairment losses	15,123	101,391	23,289	1,416	5,857
General, administrative and leasing expenses	30,837	36,553	31,361	31,794	30,869
Business development expenses and land carry costs	6,213	8,244	13,507	5,573	5,436
Total operating expenses	476,983	521,918	505,372	454,861	381,450
Operating income	135,837	52,410	120,094	131,612	141,910
Interest expense	(76,983)	(83,163)	(89,074)	(92,393)	(82,010)
Interest and other income	6,318	5,444	4,517	4,923	3,834
(Loss) gain on early extinguishment of debt	(513)	(1,110)	85,275	(9,552)	(27,030)
Income (loss) from continuing operations before equity in income of unconsolidated entities and income taxes	64,659	(26,419)	120,812	34,590	36,704
Equity in income of unconsolidated entities	2,882	1,332	62	229	2,110
Income tax expense	(1,098)	(244)	(199)	(310)	(1,978)
Income (loss) from continuing operations	66,443	(25,331)	120,675	34,509	36,836
Discontinued operations (1)	—	—	156	26	55,692
Income (loss) before gain on sales of real estate	66,443	(25,331)	120,831	34,535	92,528
Gain on sales of real estate (2)	9,890	40,986	68,047	10,671	9,016
Net income	76,333	15,655	188,878	45,206	101,544
Net income attributable to noncontrolling interests	(6,242)	(4,216)	(10,578)	(4,951)	(7,837)
Net income attributable to COPT	70,091	11,439	178,300	40,255	93,707
Preferred share dividends	(6,219)	(14,297)	(14,210)	(15,939)	(19,971)
Issuance costs associated with redeemed preferred shares (3)	(6,847)	(17)	—	(1,769)	(2,904)
Net income (loss) attributable to COPT common shareholders	$57,025	$(2,875)	$164,090	$22,547	$70,832
Basic earnings per common share (4)
Income (loss) from continuing operations	$0.57	$(0.03)	$1.74	$0.25	$0.21
Net income (loss)	$0.57	$(0.03)	$1.74	$0.25	$0.83
Diluted earnings per common share (4)
Income (loss) from continuing operations	$0.57	$(0.03)	$1.74	$0.25	$0.21
Net income (loss)	$0.57	$(0.03)	$1.74	$0.25	$0.83

Weighted average common shares outstanding – basic	98,969	94,502	93,914	88,092	85,167
Weighted average common shares outstanding – diluted	99,155	94,502	97,667	88,263	85,224

	2017	2016	2015	2014	2013
Balance Sheet Data (as of year end):
Total properties, net	$3,141,105	$3,073,362	$3,349,748	$3,296,914	$3,214,301
Total assets	$3,578,484	$3,780,885	$3,909,312	$3,664,236	$3,621,251
Debt	$1,828,333	$1,904,001	$2,077,752	$1,914,036	$1,919,002
Total liabilities	$2,103,773	$2,163,242	$2,273,530	$2,124,935	$2,106,244
Redeemable noncontrolling interests	$23,125	$22,979	$19,218	$18,417	$17,758
Total equity	$1,451,586	$1,594,664	$1,616,564	$1,520,884	$1,497,249
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$230,654	$232,538	$204,008	$193,885	$158,979
Investing activities	$(89,710)	$71,449	$(307,532)	$(209,689)	$(119,790)
Financing activities	$(338,546)	$(154,434)	$157,757	$(32,492)	$4,590
Numerator for diluted EPS	$56,576	$(3,294)	$169,787	$22,115	$70,418
Diluted funds from operations (“FFO”) (5)	$199,553	$178,761	$249,454	$155,296	$214,149
Diluted FFO, as adjusted for comparability (5)	$207,739	$197,317	$195,824	$173,110	$175,613
Diluted FFO per share (5)	$1.95	$1.82	$2.55	$1.69	$2.40
Diluted FFO, as adjusted for comparability per share (5)	$2.03	$2.01	$2.01	$1.88	$1.97
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of office and data center shells owned (6)	159	164	177	173	183
Total rentable square feet owned (6)	17,345	17,190	18,053	16,790	17,370

(1)	Includes income derived from 31 operating properties disposed in 2013.

(2)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Shares (following shareholder notification of such redemption in December 2016) and Series L Preferred Shares in 2017, the Series H Preferred Shares in 2014 and the Series J Preferred Shares in 2013.

(4)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of COPT.

(5)
For definitions and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	Amounts reported reflect only operating office and data center shell properties, including six owned through an unconsolidated real estate joint venture.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2017	2016	2015	2014	2013
Revenues
Revenues from real estate operations	$509,980	$525,964	$519,064	$479,725	$460,997
Construction contract and other service revenues	102,840	48,364	106,402	106,748	62,363
Total revenues	612,820	574,328	625,466	586,473	523,360
Expenses
Property operating expenses	190,964	197,530	194,494	179,934	167,199
Depreciation and amortization associated with real estate operations	134,228	132,719	140,025	136,086	113,214
Construction contract and other service expenses	99,618	45,481	102,696	100,058	58,875
Impairment losses	15,123	101,391	23,289	1,416	5,857
General, administrative and leasing expenses	30,837	36,553	31,361	31,794	30,869
Business development expenses and land carry costs	6,213	8,244	13,507	5,573	5,436
Total operating expenses	476,983	521,918	505,372	454,861	381,450
Operating income	135,837	52,410	120,094	131,612	141,910
Interest expense	(76,983)	(83,163)	(89,074)	(92,393)	(82,010)
Interest and other income	6,318	5,444	4,517	4,923	3,834
(Loss) gain on early extinguishment of debt	(513)	(1,110)	85,275	(9,552)	(27,030)
Income (loss) from continuing operations before equity in income of unconsolidated entities and income taxes	64,659	(26,419)	120,812	34,590	36,704
Equity in income of unconsolidated entities	2,882	1,332	62	229	2,110
Income tax expense	(1,098)	(244)	(199)	(310)	(1,978)
Income (loss) from continuing operations	66,443	(25,331)	120,675	34,509	36,836
Discontinued operations (1)	—	—	156	26	55,692
Income (loss) before gain on sales of real estate	66,443	(25,331)	120,831	34,535	92,528
Gain on sales of real estate (2)	9,890	40,986	68,047	10,671	9,016
Net income	76,333	15,655	188,878	45,206	101,544
Net income attributable to noncontrolling interests	(3,646)	(3,715)	(3,520)	(3,276)	(3,907)
Net income attributable to COPLP	72,687	11,940	185,358	41,930	97,637
Preferred unit distributions	(6,879)	(14,957)	(14,870)	(16,599)	(20,631)
Issuance costs associated with redeemed preferred units (3)	(6,847)	(17)	—	(1,769)	(2,904)
Net income (loss) attributable to COPLP common unitholders	$58,961	$(3,034)	$170,488	$23,562	$74,102
Basic earnings per common unit (4)
Income (loss) from continuing operations	$0.57	$(0.04)	$1.74	$0.25	$0.21
Net income (loss)	$0.57	$(0.04)	$1.74	$0.25	$0.83
Diluted earnings per common unit (4)
Income (loss) from continuing operations	$0.57	$(0.04)	$1.74	$0.25	$0.21
Net income (loss)	$0.57	$(0.04)	$1.74	$0.25	$0.83

Weighted average common units outstanding – basic	102,331	98,135	97,606	91,989	89,036
Weighted average common units outstanding – diluted	102,517	98,135	97,667	92,160	89,093

	2017	2016	2015	2014	2013
Balance Sheet Data (as of year end):
Total properties, net	$3,141,105	$3,073,362	$3,349,748	$3,296,914	$3,214,301
Total assets	$3,573,868	$3,775,448	$3,903,549	$3,658,354	$3,613,784
Debt	$1,828,333	$1,904,001	$2,077,752	$1,914,036	$1,919,002
Total liabilities	$2,099,157	$2,157,805	$2,267,767	$2,119,053	$2,098,777
Redeemable noncontrolling interests	$23,125	$22,979	$19,218	$18,417	$17,758
Total equity	$1,451,586	$1,594,664	$1,616,564	$1,520,884	$1,497,249
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$230,654	$232,538	$204,008	$193,885	$158,979
Investing activities	$(89,710)	$71,449	$(307,532)	$(209,689)	$(119,790)
Financing activities	$(338,546)	$(154,434)	$157,757	$(32,492)	$4,590
Numerator for diluted EPU	$58,512	$(3,453)	$169,782	$23,130	$73,688
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of office and data center shells owned (5)	159	164	177	173	183
Total rentable square feet owned (5)	17,345	17,190	18,053	16,790	17,370

(1)	Includes income derived from 31 operating properties disposed in 2013.

(2)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Units (following notification of such redemption in December 2016) and Series L Preferred Units in 2017, the Series H Preferred Units in 2014 and the Series J Preferred Units in 2013.

(4)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(5)	Amounts reported reflect only operating office and data center shell properties, including six owned through an unconsolidated real estate joint venture.

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

Overview

We ended 2017 with our office and data center shell portfolio 93.6% occupied, an increase from 92.1% as of December 31, 2016 and representing our highest year-end occupancy since 2005. Most of this increase was attributable to high occupancy rates in newly-developed properties placed into service and re-tenanted space in existing properties (re-tenant is the term we use to refer to new occupancy of space previously occupied but subsequently vacated). Our Same Properties (defined below) were 92.8% occupied as of December 31, 2017, increased from 91.8% as of December 31, 2016, and had higher average occupancy in 2017 than in 2016.

Occupancy for our Defense/IT Locations segment increased to 95.2% as of December 31, 2017 from 92.6% at December 31, 2016, which included increases in each of that segment’s sub-segments. From 2012 through 2015, our ability to lease Defense/IT Locations properties was adversely affected by diminished defense spending, a shift in contract award criteria and uncertainty regarding the potential for future reductions in government spending targeting defense. This served to disrupt the government’s process for awarding contracts to prospective tenants and pressured defense contractor margins, causing significant contraction in the defense contractor sector. The government’s passage of appropriations legislation for fiscal years 2015, 2016 and 2017 brought clarity regarding funding for defense spending and elevated spending levels through September 30, 2017; this served to normalize the leasing environment for our Defense/IT Locations, resulting in increased segment occupancy over that timeframe.  Funding for the Department of Defense’s discretionary base budget authority, as set forth in the National Defense Authorization Act for Fiscal Year 2018, represents a 14% increase over the prior year. While, as of mid-February 2018, Congress had not yet appropriated funding for this Act and the United States Government was operating under a continuing resolution, we believe that the defense industry has, to a certain extent, adapted to operating under new contract award criteria and to uncertainty pertaining to timing of defense appropriations. We also believe that the knowledge-based activities of most of our tenants will continue to be a priority in defense budgets as such activities are considered critical to our national security.

In 2017, we further increased our portfolio’s concentration in Defense/IT Location properties by:

•
placing into service an aggregate of 1.2 million square feet in eight newly-constructed and three redeveloped Defense/IT Location properties. These square feet were 97.8% leased as of December 31, 2017; and

•
selling 13 operating properties totaling 992,000 square feet that were 91.8% occupied and other land for $184.2 million. These operating property sales included: eight properties representing the last of our White Marsh, Maryland portfolio, including the last of our Regional Office properties not located in urban/urban-like submarkets; and five Defense/IT Location properties that included three in the Greater Washington, DC/Baltimore region and two located outside of our strategic investment area.

Due in large part to these development and sale activities, the percentage of our office and data center shell portfolio’s annualized rent from Defense/IT Locations increased to 87.4% as of December 31, 2017 from 84.5% as of December 31, 2016; we expect this trend to continue in 2018 as we place into service additional newly-constructed properties.

We entered 2017 with $210 million in cash on hand and $800 million in borrowing capacity under our Revolving Credit Facility, with goals of redeeming COPT’s remaining $199 million in preferred equity and funding development activities, while maintaining our debt and liquidity levels. As a result, in 2017:

•	we funded $201 million in construction, development and redevelopment costs;

•	COPT redeemed of all of its remaining preferred shares, including its:

•
Series K Preferred Shares effective January 21, 2017 at a price of $50 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption using available cash. These shares accrued dividends equal to 5.6% of their liquidation preference; and

•
Series L Preferred Shares effective June 27, 2017 at a price of $25 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption using borrowings from our Revolving Credit Facility. These shares accrued dividends equal to 7.375% of their liquidation preference;

•	we repaid $200.0 million of the loan balance on a term loan scheduled to mature in 2020 using available cash;

•	we used most of the proceeds from the property sales discussed above to repay borrowings under our Revolving Credit Facility and fund cash reserves;

•
COPT entered into forward equity sale agreements effective November 2, 2017 to issue 9.2 million common shares at an initial gross offering price of $285.2 million, or $31.00 per share, before underwriting discounts, commissions and offering expenses to fund low-risk, high-probability development activities. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and will be decreased on each of certain dates specified in the agreements during the term of the agreements. On December 27, 2017, COPT issued 1.7 million common shares under the agreements for net proceeds of $50.0 million, which was used to fund development land acquisitions; and

•
COPT issued 591,000 COPT common shares at a weighted average price of $33.84 per share under our at-the-market (“ATM”) stock offering program established in September 2016. Net proceeds from the shares issued totaled $19.7 million, which were used primarily to fund cash reserves.

We ended 2017:

•	with $1.83 billion in debt, which was decreased from $1.90 billion as of December 31, 2016; and

•
from a liquidity perspective with: $12 million in cash on hand; $674 million in borrowing capacity under our Revolving Credit Facility; and 7.5 million shares available for issuance under COPT’s forward equity sale agreements with a settlement value of $221.9 million.

Net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, increased $5.9 million from 2016 to 2017 for our Same Properties due in large part to a higher average occupancy rate and average straight-line rent per occupied square foot. Our total NOI from real estate operations decreased from 2016 to 2017 due to our sale of properties in each of the years. Our net income increased $60.7 million from 2016 to 2017 due primarily to: an $86.3 million decrease in impairment losses attributable primarily to decisions by us in 2016 to either sell, or abandon plans to develop, properties; offset in part by a $31.1 million decrease in gain on sales of real estate.

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

We refer to the measure “annualized rental revenue” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect). Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is not material. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

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

•
exclude the unoccupied portion of two newly-constructed properties that were completed but reported as construction projects since they were held for future lease to the United States Government. Effective in 2018, these properties will be fully included in our operating property statistics; and

•
exclude, for purposes of amounts reported as of December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we would indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. Accordingly, we did not recognize the sale of this property for accounting purposes, and we reported the sales proceeds as a liability on our consolidated balance sheet.

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

Impairment of Long-Lived Assets

We assess each of our properties and related intangible assets for indicators of impairment quarterly or when circumstances indicate that a property may be impaired.  We review our plans and intentions for our development projects and land parcels quarterly.  If our analyses indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.

Property fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or yield rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the property. Changes in the estimated future cash flows due to changes in our plans for a property (especially our expected holding period), views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

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

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights. In addition, certain other leases in our portfolio provide early termination rights to tenants. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew, or continue, the lease imposes a penalty on the lessee in such amounts that renewal, or continuation, appears, at the inception of the lease, to be reasonably assured. Factors we consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. For most of our leases with the United States Government, we have concluded, based on the factors above, that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties (including our office and data center shell properties and wholesale data center) based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Operating Properties
	for 20 Largest Tenants as of December 31,
Tenant	2017	2016	2015
United States Government	31.7%	29.8%	27.8%
Vadata Inc.	7.6%	5.6%	4.7%
The Boeing Company (1)	4.2%	4.1%	4.3%
General Dynamics Corporation (1)	3.5%	4.1%	3.9%
CSRA Inc. (1)	2.3%	2.2%	2.1%
Northrop Grumman Corporation (1)	2.2%	4.6%	4.4%
CareFirst, Inc.	2.1%	2.2%	2.0%
Booz Allen Hamilton, Inc.	2.0%	1.9%	1.9%
Wells Fargo & Company (1)	1.7%	1.5%	1.6%
CACI Technologies, Inc.	1.5%	1.5%	N/A
AT&T Corporation (1)	1.2%	1.2%	1.2%
KEYW Corporation	1.2%	1.2%	1.1%
Miles & Stockbridge, PC	1.1%	1.0%	1.0%
The Raytheon Company (1)	1.1%	1.2%	1.1%
University of Maryland	1.0%	1.0%	0.9%
Kratos Defense & Security Solution, Inc. (1)	1.0%	0.9%	0.9%
Science Applications International Corporation (1)	0.9%	0.9%	1.1%
The MITRE Corporation	0.9%	0.9%	N/A
Transamerica Life Insurance Company	0.9%	1.0%	0.9%
Accenture Federal Services LLC	0.7%	N/A	N/A
Harris Corporation	N/A	1.0%	1.3%
L-3 Communications Holdings, Inc. (1)	N/A	N/A	1.1%
Engility Holdings, Inc.	N/A	N/A	0.9%
Subtotal of 20 largest tenants	68.8%	67.8%	64.2%
All remaining tenants	31.2%	32.2%	35.8%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and predecessor companies.

The United States Government’s concentration increased each of the last two years due primarily to our dispositions of properties in which it was not a tenant and from its occupancy of a newly-constructed property in 2017.

Concentration of Office and Data Center Shell Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office and data center shell properties as of the end of the last three calendar years:

	Percentage of Annualized Rental
	Revenue of Office and Data Center Shell			Number of Properties
	Properties as of December 31,			as of December 31,
Region	2017	2016	2015	2017	2016	2015
Defense/IT Locations:
Fort Meade/BW Corridor	51.6%	50.3%	49.6%	87	86	90
Northern Virginia Defense/IT	10.8%	10.7%	10.3%	12	12	13
Lackland Air Force Base	9.9%	9.4%	8.3%	7	7	7
Navy Support Locations	6.5%	5.6%	5.2%	21	21	21
Redstone Arsenal	3.0%	2.9%	2.7%	7	7	6
Data Center Shells	5.6%	5.6%	4.7%	15	13	9
Total Defense/IT Locations	87.4%	84.5%	80.8%	149	146	146
Regional Office	12.1%	14.5%	17.8%	7	13	24
Other	0.5%	1.0%	1.4%	3	5	7
	100.0%	100.0%	100.0%	159	164	177
The changes reflected above were attributable primarily to dispositions of Regional Office Properties and newly constructed properties placed into service in certain of our Defense/IT Location sub-segments. While our Data Center Shells sub-segment experienced the most growth in recent years from newly-constructed properties placed into service, its percentage concentration of annualized rental revenue was unchanged between year end 2016 and 2017 due to our sale of two data center shells that were outside of our core markets.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	December 31,
	2017	2016	2015
Occupancy rates at period end
Total	93.6%	92.1%	91.6%
Defense/IT Locations:
Fort Meade/BW Corridor	95.6%	94.3%	94.5%
Northern Virginia Defense/IT	89.1%	85.0%	81.9%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	87.7%	72.7%	72.1%
Redstone Arsenal	98.2%	96.4%	97.0%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	95.2%	92.6%	91.9%
Regional Office	89.5%	95.2%	95.4%
Other	34.4%	52.9%	57.3%
Average contractual annualized rental rate per square foot at year end (1)	$29.84	$30.16	$29.55

(1)
Includes estimated expense reimbursements. The decrease from December 31, 2016 to December 31, 2017 was attributable primarily to lower rents per square foot being in place for our properties placed in service in 2017 relative to the properties we sold since most of the properties we placed into service were data center shells and most of the ones sold were full service office properties.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2016	17,190	15,831
Square feet vacated upon lease expiration (1)	—	(446)
Occupancy of previously vacated space in connection with new leases (2)	—	562
Square feet constructed or redeveloped	1,165	1,187
Dispositions	(992)	(912)
Square feet removed from operations for redevelopment	(22)	—
Other changes	4	5
December 31, 2017	17,345	16,227

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

As the table above reflects, the increase in our total occupancy rate from December 31, 2016 to December 31, 2017 was attributable primarily to high occupancy rates in newly-constructed properties placed into service and re-tenanted space in existing properties. With regard to our segment occupancy trends, including changes from December 31, 2016 to December 31, 2017:

•
Northern Virginia Defense/IT: Occupancy increased for this sub-segment due to: progress we made in re-tenanting space in certain properties; and a fully-occupied property placed into service in 2017. These occupancy statistics exclude the effect of a 161,000 square foot property completed but reported as a construction project since it was held for future lease to the United States Government. As of December 31, 2017, only 2% of the sub-segment’s occupied square feet had scheduled lease expirations in 2018;

•
Navy Support Locations: After experiencing several years of weak demand in each of this sub-segment’s three submarkets, we improved occupancy in each of these submarkets in 2017 by leasing previously vacant space. As of December 31, 2017, we also had scheduled lease expirations in 2018 for 381,000, or 35%, of the segment’s occupied square feet; however, we expect to renew at least 80% of this space;

•
Regional Office: Occupancy decreased in each of our three sub-markets comprising this segment, with scheduled lease expirations, as of December 31, 2017, on 5% of its occupied square feet in 2018 and 12% in 2019. We believe that occupancy in this segment will temporarily decrease several percentage points from its current levels in 2018 due to tenant turnover; and

•	Other: As of December 31, 2017, our Other segment included three properties totaling 286,000 square feet in Aberdeen, Maryland that we are not expecting to hold long-term.

In 2017, we completed 3.3 million square feet of leasing, including 975,000 square feet of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by five data center shells leased in Northern Virginia totaling 743,000 square feet.

In 2017, we renewed leases on 1.9 million square feet, representing 81.0% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $30.22 per square foot) decreased on average by approximately 0.7% and the revenue under GAAP (totaling $30.88 per square foot) increased on average by approximately 9.5% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 3.7 years and the average estimated tenant improvements and lease costs associated with completing the leasing was approximately $10 per square foot.

In 2017, we also completed 431,000 square feet in other leasing, consisting primarily of re-tenanted space. The annualized rents of this other leasing totaled $26.04 per square foot and the revenue under GAAP totaled $26.49 per square foot; these leases had a weighted average lease term of approximately 5.8 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $49 per square foot.

Wholesale Data Center

The leased portion of our 19.25 megawatt wholesale data center property increased from 14.9 megawatts as of December 31, 2016 to 16.9 megawatts as of December 31, 2017; the leased megawatts as of December 31, 2016 excluded approximately one additional megawatt provided to users under management agreements.

Lease Expirations

The table below sets forth as of December 31, 2017 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our operating properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Operating Properties
	2018	2019	2020	2021	2022	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	10.6%	10.4%	6.9%	5.2%	3.0%	13.5%	49.6%
Northern Virginia Defense/IT	0.1%	2.6%	1.0%	0.8%	0.4%	5.3%	10.2%
Lackland Air Force Base	0.0%	0.0%	2.2%	0.0%	0.0%	7.3%	9.5%
Navy Support Locations	2.3%	0.7%	0.7%	1.1%	0.5%	0.9%	6.2%
Redstone Arsenal	0.0%	1.5%	0.0%	0.7%	0.0%	0.6%	2.8%
Data Center Shells	0.0%	0.5%	0.0%	0.0%	0.0%	4.9%	5.4%
Regional Office	0.7%	1.1%	0.5%	0.2%	3.1%	5.8%	11.4%
Other	0.1%	0.1%	0.3%	0.0%	0.0%	0.0%	0.5%
Wholesale Data Center	0.0%	0.8%	2.7%	0.1%	0.4%	0.4%	4.4%
Total	13.8%	17.7%	14.3%	8.1%	7.4%	38.7%	100.0%

For our office and data center shell properties, our weighted average lease term as of December 31, 2017 was approximately 4.7 years. We believe that the weighted average annualized rental revenue per occupied square foot for our office and data center shell property leases expiring in 2018 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by segment. While our Fort Meade/BW Corridor sub-segment had scheduled lease expirations of 21% of its annualized rental revenue in each of 2018 and 2019, we believe that the rollover risk for this space is mitigated by the fact that the space is at mission critical Defense/IT locations. Our wholesale data center had scheduled lease expirations for 61% of its annualized rental revenue in 2020.

Most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms with automatic renewals; most of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements without ending consecutive one-year leases prematurely.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•	office and data center shell properties:

•
continually owned and 100% operational throughout the two years being compared, excluding properties held for sale.  We define these as changes from “Same Properties.” For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the two years being compared;

•	acquired during the two years being compared; and

•	disposed (including a property reported as held for sale as of December 31, 2017 the sale of which in 2017 was not recognized for accounting purposes); and

•	our wholesale data center.

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

Comparison of Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016

	For the Years Ended December 31,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$509,980	$525,964	$(15,984)
Construction contract and other service revenues	102,840	48,364	54,476
Total revenues	612,820	574,328	38,492
Expenses
Property operating expenses	190,964	197,530	(6,566)
Depreciation and amortization associated with real estate operations	134,228	132,719	1,509
Construction contract and other service expenses	99,618	45,481	54,137
Impairment losses	15,123	101,391	(86,268)
General, administrative and leasing expenses	30,837	36,553	(5,716)
Business development expenses and land carry costs	6,213	8,244	(2,031)
Total operating expenses	476,983	521,918	(44,935)
Operating income	135,837	52,410	83,427
Interest expense	(76,983)	(83,163)	6,180
Interest and other income	6,318	5,444	874
Loss on early extinguishment of debt	(513)	(1,110)	597
Equity in income of unconsolidated entities	2,882	1,332	1,550
Income tax expense	(1,098)	(244)	(854)
Income (loss) from continuing operations	66,443	(25,331)	91,774
Gain on sales of real estate	9,890	40,986	(31,096)
Net income	$76,333	$15,655	$60,678

NOI from Real Estate Operations

	For the Years Ended December 31,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$345,314	$338,222	$7,092
Lease termination revenue	2,911	2,279	632
Tenant recoveries and other real estate operations revenue	93,047	95,264	(2,217)
Same Properties total revenues	441,272	435,765	5,507
Constructed and redeveloped properties placed in service	24,112	7,749	16,363
Wholesale data center	28,875	26,869	2,006
Dispositions	14,652	54,531	(39,879)
Other	1,069	1,050	19
	509,980	525,964	(15,984)
Property operating expenses
Same Properties	(167,061)	(167,434)	373
Constructed and redeveloped properties placed in service	(6,601)	(2,330)	(4,271)
Wholesale data center	(13,551)	(11,512)	(2,039)
Dispositions	(2,834)	(15,495)	12,661
Other	(917)	(759)	(158)
	(190,964)	(197,530)	6,566

UJV NOI allocable to COPT	5,188	2,305	2,883

NOI from real estate operations
Same Properties	274,211	268,331	5,880
Constructed and redeveloped properties placed in service	17,511	5,419	12,092
Wholesale data center	15,324	15,357	(33)
Dispositions	11,818	39,036	(27,218)
UJV NOI allocable to COPT	5,188	2,305	2,883
Other	152	291	(139)
	$324,204	$330,739	$(6,535)
Same Properties rent statistics
Average occupancy rate	92.5%	91.5%	1.0%
Average straight-line rent per occupied square foot (1)	$25.92	$25.69	$0.23

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 135 properties, comprising 83.1% of our office and data center shell portfolio’s square footage as of December 31, 2017. This pool of properties included the following changes from the pool used for purposes of comparing 2016 and 2015 in our 2016 Annual Report on Form 10-K: the addition of four properties placed into service and 100% operational on or before January 1, 2016 and three properties acquired in 2015; and the removal of four properties disposed and one property reclassified as redevelopment in 2017. Our increase in NOI from Same Properties from 2016 to 2017 was due in large part to a higher average occupancy rate and average straight-line rent per occupied square foot, as reflected above.

Our NOI from constructed and redeveloped properties placed into service included 17 properties placed into service in 2016 and 2017.

Our property operating expense included bad debt expense of $378,000, or 0.07% of our revenue from real estate operations, in 2017 and none in 2016.

NOI from Service Operations

	For the Years Ended December 31,
	2017	2016	Variance
	(in thousands)
Construction contract and other service revenues	$102,840	$48,364	$54,476
Construction contract and other service expenses	99,618	45,481	54,137
NOI from service operations	$3,222	$2,883	$339

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

Impairment Losses

As discussed further below, the decrease in impairment losses was attributable primarily to decisions by us in 2016 to either sell, or abandon plans to develop, properties.

2017

In the fourth quarter of 2017, our assessment of weakening leasing prospects and expected enduring vacancy in our Aberdeen, Maryland (“Aberdeen”) portfolio indicated that these properties could be impaired. We have performed recovery analyses on the properties considering weakening tenant demand, high vacancy and low investor demand for office properties in the submarket and concluded that the carrying values of these properties were not likely to be recovered from the expected undiscounted cash flows from the operation and eventual disposition of these properties. Accordingly, we recognized $9.0 million of impairment losses on the operating properties in Aberdeen (included in our Other segment). In addition, and also considering these conditions, we determined that we would not likely recover the carrying amount of land in this submarket and recognized a $4.7 million impairment loss on it. We previously recognized impairment losses on these properties in the second quarter of 2016 as discussed below. We determined that the declines in values that have occurred since the initial losses were recognized were due to deteriorating market conditions.

During 2017, we performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million in the second quarter of 2017. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell. These properties were sold in the third quarter.

2016

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

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our then newly-appointed Chief Executive Officer and the goals of the asset sales program and concluded that we would: (1) not hold our operating properties in Aberdeen for the long-term; (2) not develop commercial properties on land in Frederick, Maryland; (3) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

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

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10.0 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (included in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 5), and had $161.5 million of assets held for sale as of September 30, 2016.

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

General, Administrative and Leasing Expenses

The decrease in general, administrative and leasing expenses from 2016 to 2017 was attributable primarily to $6.5 million of executive transition costs incurred in 2016, representing mostly severance and termination benefits in connection with the departures of former executive officers Roger A. Waesche, Jr., Wayne H. Lingafelter and Karen M. Singer, compared to $732,000 in such costs recognized in 2017.

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. We also capitalize compensation costs associated with obtaining new tenant leases or extending existing tenants. Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,879	$7,418
Leasing and other	1,396	1,115
Total	$9,275	$8,533

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2017	2016	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,190	$53,129	$61
Interest on mortgage and other secured debt	6,766	12,487	(5,721)
Interest on unsecured term debt	11,257	10,543	714
Amortization of deferred financing costs	2,928	4,573	(1,645)
Interest expense recognized on interest rate swaps	3,216	4,230	(1,014)
Interest on Revolving Credit Facility	2,419	1,511	908
Other interest	2,436	2,413	23
Capitalized interest	(5,229)	(5,723)	494
Interest expense	$76,983	$83,163	$(6,180)

Our average outstanding debt decreased from $2.0 billion in 2016 to $1.9 billion in 2017, and our weighted average effective interest rate on debt under GAAP was 4.1% in 2016 and 2017.

Gain on Sales of Real Estate

In 2017, we recognized gain on sales of real estate of $5.4 million in connection with land sales and $4.5 million on sales of operating properties. In 2016, we recognized gain on sales of real estate of $17.9 million on our sale of a 50% interest in six single-tenant data center properties, $15.9 million on sales of other operating properties and $7.2 million on land sales.

Comparison of Statements of Operations for the Years Ended December 31, 2016 and December 31, 2015

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$525,964	$519,064	$6,900
Construction contract and other service revenues	48,364	106,402	(58,038)
Total revenues	574,328	625,466	(51,138)
Expenses
Property operating expenses	197,530	194,494	3,036
Depreciation and amortization associated with real estate operations	132,719	140,025	(7,306)
Construction contract and other service expenses	45,481	102,696	(57,215)
Impairment losses	101,391	23,289	78,102
General, administrative and leasing expense	36,553	31,361	5,192
Business development expenses and land carry costs	8,244	13,507	(5,263)
Total operating expenses	521,918	505,372	16,546
Operating income	52,410	120,094	(67,684)
Interest expense	(83,163)	(89,074)	5,911
Interest and other income	5,444	4,517	927
(Loss) gain on early extinguishment of debt	(1,110)	85,275	(86,385)
Equity in income of unconsolidated entities	1,332	62	1,270
Income tax expense	(244)	(199)	(45)
(Loss) income from continuing operations	(25,331)	120,675	(146,006)
Discontinued operations	—	156	(156)
Gain on sales of real estate	40,986	68,047	(27,061)
Net income	$15,655	$188,878	$(173,223)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2016	2015	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$296,422	$294,163	$2,259
Lease termination revenue	2,280	2,366	(86)
Tenant recoveries and other real estate operations revenue	85,061	80,086	4,975
Same Properties	383,763	376,615	7,148
Constructed and redeveloped properties placed in service	22,864	11,229	11,635
Acquired properties	36,876	20,176	16,700
Wholesale data center	26,869	19,032	7,837
Dispositions	54,531	90,994	(36,463)
Other	1,061	1,022	39
	525,964	519,068	6,896
Property operating expenses
Same Properties	(146,412)	(143,400)	(3,012)
Constructed and redeveloped properties placed in service	(7,197)	(3,131)	(4,066)
Acquired properties	(15,865)	(8,219)	(7,646)
Wholesale data center	(11,512)	(10,402)	(1,110)
Dispositions	(15,495)	(28,986)	13,491
Other	(1,049)	(350)	(699)
	(197,530)	(194,488)	(3,042)

UJV NOI allocable to COPT	2,305	—	2,305

NOI from real estate operations
Same Properties	237,351	233,215	4,136
Constructed and redeveloped properties placed in service	15,667	8,098	7,569
Acquired properties	21,011	11,957	9,054
Wholesale data center	15,357	8,630	6,727
Dispositions	39,036	62,008	(22,972)
UJV NOI allocable to COPT	2,305	—	2,305
Other	12	672	(660)
	$330,739	$324,580	$6,159
Same Properties rent statistics
Average occupancy rate	91.0%	91.0%	—%
Average straight-line rent per occupied square foot (1)	$25.42	$25.22	$0.20

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 128 properties, comprising 74.5% of our office and data center shell portfolio’s square footage as of December 31, 2016. This pool of properties changed from the pool used for purposes of comparing 2016 and 2015 in our 2016 Annual Report on Form 10-K due to the removal of four properties disposed and one property reclassified as redevelopment in 2017.

Our NOI from constructed properties placed in service included 13 properties placed in service in 2015 and 2016, and our NOI from acquired properties included our acquisition of three properties in 2015.

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

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense was due primarily to a $16.8 million decrease attributable to property dispositions, partially offset by additional expense recognized in 2016 of $8.0 million from properties acquired in 2015.

Impairment Losses

Refer to 2016 impairment losses described above in our explanation for 2017 losses as compared to 2016.

We recognized the following impairment losses in 2015:

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

General, Administrative and Leasing Expenses

The increase in general, administrative and leasing expenses from 2015 to 2016 was attributable primarily to $6.5 million of executive transition costs incurred in 2016, representing mostly severance and termination benefits in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer. Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,418	$7,732
Leasing and other	1,115	1,214
Total	$8,533	$8,946

Business Development Expenses and Land Carry Costs

The decrease in business development expenses and land carry costs was due primarily to a $4.1 million decrease in acquisition costs and a $1.4 million decrease in demolition costs on properties undergoing redevelopment.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,129	$45,525	$7,604
Interest on mortgage and other secured debt
Interest, excluding default rate on extinguished debt reported below	12,487	22,644	(10,157)
Interest under default rate on debt extinguished via property conveyance	—	5,270	(5,270)
Interest on unsecured term debt	10,543	9,469	1,074
Amortization of deferred financing costs	4,573	4,466	107
Interest expense recognized on interest rate swaps	4,230	3,599	631
Interest on Revolving Credit Facility	1,511	1,771	(260)
Other interest	2,413	3,481	(1,068)
Capitalized interest	(5,723)	(7,151)	1,428
Interest expense	$83,163	$89,074	$(5,911)

Our average outstanding debt decreased from $2.1 billion in 2015 to $2.0 billion in 2016. Our weighted average effective interest rate on debt under GAAP changed from 4.3% in 2015 (or 4.0% excluding the effect of default interest on debt that we extinguished via a property conveyance) to 4.1% in 2016. The overall decrease in interest expense was due primarily to the default rate interest that we incurred in 2015 on the extinguished debt. The changes reflected in the table above also reflect our increased emphasis on unsecured debt over mortgage and other secured debt. Interest expense for Unsecured Senior Notes increased due to our issuance of notes in June 2015. Capitalized interest decreased due primarily to decreased volume in active construction and development projects.

(Loss) Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $85.7 million in 2015 primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet.

Gain on Sales of Real Estate

We recognized gain on sales of real estate in 2016 of $17.9 million on our sale of a 50% interest in six single-tenant data center properties, $15.9 million on sales of other operating properties and $7.2 million on land sales. We recognized gain on sales of real estate in 2015 of $64.1 million on operating property dispositions and $4.0 million on land sales.

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

Since FFO excludes certain items includable in net income, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in balance with other GAAP and non-GAAP measures. FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer of ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $5.3 million in 2015 and $5.8 million in 2014. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the years ended December 31, 2013 through 2017 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share data)
Net income	$76,333	$15,655	$188,878	$45,206	$101,544
Add: Real estate-related depreciation and amortization	134,228	132,719	140,025	136,086	117,719
Add: Depreciation and amortization on UJV allocable to COPT	1,243	518	—	—	—
Add: Impairment losses on previously depreciated operating properties	10,455	83,346	4,110	1,370	32,047
Less: Gain on sales of previously depreciated operating properties	(4,491)	(33,789)	(64,062)	(5,117)	(9,004)
FFO	217,768	198,449	268,951	177,545	242,306
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(3,675)	(4,020)	(3,586)	(3,216)	(3,710)
Less: Preferred share dividends	(6,219)	(14,297)	(14,210)	(15,939)	(19,971)
Less: Issuance costs associated with redeemed preferred shares	(6,847)	(17)	—	(1,769)	(2,904)
Basic and diluted FFO allocable to share-based compensation awards	(814)	(694)	(1,041)	(665)	(912)
Basic and diluted FFO available to common shares and common unit holders	$199,553	$178,761	$249,454	$155,296	$214,149
Operating property acquisition costs	—	—	4,134	—	—
Gain on sales of non-operating properties	(5,399)	(7,197)	(3,985)	(5,578)	(2,683)
Impairment losses (recoveries) on non-operating properties	4,668	18,045	19,413	49	—
Income tax expense associated with FFO comparability	800	—	—	—	—
Valuation allowance on tax asset associated with FFO comparability adjustments	—	—	—	—	1,855
(Gain) loss on interest rate derivatives	(234)	(378)	386	—	—
Loss (gain) on early extinguishment of debt	513	1,110	(85,655)	9,668	(40,780)
Issuance costs associated with redeemed preferred shares	6,847	17	—	1,769	2,904
Demolition costs on redevelopment properties	294	578	1,396	—	—
Executive transition costs	732	6,454	—	1,056	—
Add: Negative FFO of properties conveyed to extinguish debt in default	—	—	10,456	10,928	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(35)	(73)	225	(78)	168
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$207,739	$197,317	$195,824	$173,110	$175,613

Weighted average common shares	98,969	94,502	93,914	88,092	85,167
Conversion of weighted average common units	3,362	3,633	3,692	3,897	3,869
Weighted average common shares/units - Basic FFO	102,331	98,135	97,606	91,989	89,036
Dilutive effect of forward equity sale agreements and share-based compensation awards	186	92	61	171	57
Weighted average common shares/units - Diluted FFO	102,517	98,227	97,667	92,160	89,093

Diluted FFO per share	$1.95	$1.82	$2.55	$1.69	$2.40
Diluted FFO per share, as adjusted for comparability	$2.03	$2.01	$2.01	$1.88	$1.97

Denominator for diluted EPS	99,155	94,502	97,667	88,263	85,224
Weighted average common units	3,362	3,633	—	3,897	3,869
Anti-dilutive EPS effect of share-based compensation awards	—	92	—	—	—
Denominator for diluted FFO per share measures	102,517	98,227	97,667	92,160	89,093

Dividends on unrestricted common shares	$109,489	$104,811	$103,552	$97,512	$94,832
Common unit distributions	3,661	3,990	4,046	4,270	4,280
Numerator for diluted FFO payout ratio, adjusted for comparability	$113,150	$108,801	$107,598	$101,782	$99,112

FFO payout ratio	52.0%	54.8%	40.0%	57.3%	40.9%
Diluted FFO payout ratio	56.7%	60.9%	43.1%	65.5%	46.3%
Diluted FFO payout ratio, as adjusted for comparability	54.5%	55.1%	54.9%	58.8%	56.4%

Property Additions

The table below sets forth the major components of our additions to properties for 2017 and 2016:

	For the Years Ended December 31,
	2017	2016	Variance
	(in thousands)
Construction, development and redevelopment	$204,278	$194,490	$9,788
Tenant improvements on operating properties (1)	32,978	35,346	(2,368)
Capital improvements on operating properties	22,292	22,124	168
	$259,548	$251,960	$7,588

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

 Cash Flows

Net cash flow provided by operating activities decreased $1.9 million from 2016 to 2017 due primarily to lower net cash flows from construction contract and other services, which was offset in part by lower interest expense payments in the current period due to lower outstanding debt balances.

Net cash flow provided by investing activities decreased $161.2 million from 2016 to 2017 due primarily to a decrease in property sales and higher development expenditures in 2017 relative to 2016.

Net cash flow used in financing activities in 2017 was $338.5 million and included the following:

•	redemption of preferred shares (or units) of $199.1 million;

•	dividends and/or distributions to equity holders of $122.9 million; and

•	net repayments of debt borrowings of $78.1 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $69.5 million.

Net cash flow used in financing activities in 2016 was $154.4 million and included the following:

•	dividends and/or distributions to shareholders and/or unitholders of $123.0 million; and

•	net repayments of debt borrowings of $117.0 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $109.1 million.

Liquidity and Capital Resources of COPT

COPLP is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. COPT occasionally issues public equity but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by COPLP. COPT itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of COPLP. COPT’s principal funding requirement is the payment of dividends on its common and preferred shares. COPT’s principal source of funding for its dividend payments is distributions it receives from COPLP.

As of December 31, 2017, COPT owned 96.9% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

As discussed further below, we believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its Revolving Credit Facility, are adequate for it to make its distribution payments to COPT and, in turn, for COPT to make its dividend payments to its shareholders.

COPT’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to its shareholders. COPT periodically accesses the public equity markets to raise capital by issuing common and/or preferred shares.

For COPT to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually to at least 90% of its ordinary taxable income. As a result of this distribution requirement, it cannot rely on retained earnings to fund its ongoing operations to the same extent that some other companies can. COPT may need to continue to raise capital in the equity markets to fund COPLP’s working capital needs, acquisitions and developments.

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of December 31, 2017, COPLP had $12.3 million in cash and cash equivalents.

COPLP’s senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable COPLP to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. COPLP also uses secured nonrecourse debt from institutional lenders and banks, when appropriate. In addition, COPLP periodically raises equity from COPT when COPT accesses the public equity markets by issuing common and/or preferred shares.

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and it pays an extension fee of 0.075% of the total availability of the facility.  As of December 31, 2017, the maximum borrowing capacity under this facility totaled $800.0 million, of which $674.0 million was available.

As of December 31, 2017, COPT had forward equity sale agreements in place with 7.5 million shares available for future issuance with a settlement value of $221.9 million that we expect COPLP to use to fund development costs.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	For the Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$126,000	$112,132	$300,000	$250,000	$1,026,830	$1,814,962
Scheduled principal payments (3)	4,241	4,387	4,024	3,875	4,033	6,645	27,205
Interest on debt (3)(4)	71,656	69,210	65,951	58,034	52,968	63,592	381,411
New construction and redevelopment obligations (5)(6)	22,268	535	—	—	—	—	22,803
Third-party construction and development obligations (6)(7)	35,815	—	—	—	—	—	35,815
Capital expenditures for operating properties (3)(6)(8)	19,963	15,845	8,364	—	—	—	44,172
Capital lease obligation (principal and interest)	15,829	—	135	—	75	—	16,039
Operating leases (3)	1,283	1,267	1,259	1,263	1,149	84,611	90,832
Other obligations (3)	469	349	126	5	—	—	949
Total contractual cash obligations	$171,524	$217,593	$191,991	$363,177	$308,225	$1,181,678	$2,434,188

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $13.8 million. As of December 31, 2017, maturities included $126.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of December 31, 2017 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2017 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

(5)	Represents contractual obligations pertaining to new development and redevelopment activities.

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

We expect to spend approximately $320 million on construction and development costs and approximately $60 million on improvements to operating properties (including the commitments set forth in the table above) in 2018.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility and proceeds from common shares issued under COPT’s forward equity sale agreements. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2017, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2017.

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

The following table sets forth as of December 31, 2017 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt (1)	$3,858	$3,991	$3,718	$303,875	$4,033	$1,033,475	$1,352,950
Weighted average interest rate	4.37%	4.36%	3.96%	3.70%	3.98%	4.48%	4.30%
Variable rate debt (2)	$383	$126,396	$112,438	$—	$250,000	$—	$489,217
Weighted average interest rate (3)	3.21%	2.69%	2.82%	—%	2.72%	—%	2.74%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $13.8 million.

(2)	As of December 31, 2017, maturities included $126.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of December 31, 2017 for variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2017 and December 31, 2016.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $68 million as of December 31, 2017 and $103 million as of December 31, 2016.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2017 and 2016 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.3 million in 2017 and $1.8 million in 2016 if the applicable LIBOR rate was 1% higher.  Interest expense in 2017 was less sensitive to a change in interest rates than 2016 due primarily to our having a lower average variable-rate debt balance in 2017.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

I.	Internal Control Over Financial Reporting

COPT

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the COPT’s disclosure controls and procedures as of December 31, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Change in Internal Control over Financial Reporting

No change in COPT’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

COPLP

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of December 31, 2017 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Change in Internal Control over Financial Reporting

No change in the COPLP’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2018 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2	Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through November 2017 (filed herewith).
3.3
Amended and Restated Bylaws of Corporate Office Properties Trust, as amended through May 2017 (filed on July 31, 2017 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

3.4
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

10.1.14
Thirteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated August 11, 2003 (filed on November 12, 2003 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION
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

10.1.28
Twenty-Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated February 3, 2011 (filed with the Company’s Current Report on Form 8-K dated February 9, 2011 and incorporated herein by reference).

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

10.1.34
Thirty-Third Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 25, 2018 (filed with the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

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

10.4.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.4.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

10.4.3*
Corporate Office Properties Trust First Amendment to the Amended and Restated 2008 Omnibus Equity and Incentive Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.5*
Corporate Office Properties Trust 2017 Omnibus Equity and Incentive Plan (included in Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 27, 2017 and incorporated herein by reference).

10.5.1*
Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Current Report on Form 8-K dated August 23, 2017 and incorporated herein by reference).

10.5.2*	Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

EXHIBIT NO.	DESCRIPTION
10.6*
Corporate Office Properties Trust and Corporate Office Properties, L.P. Executive Change in Control and Severance Plan (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.7*
Separation Agreement, dated February 11, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated February 12, 2016 and incorporated herein by reference).

10.8*
Separation Agreement, dated February 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Wayne H. Lingafelter (filed with the Company’s Current Report on Form 8-K dated March 3, 2016 and incorporated herein by reference).

10.9*
Letter Agreement, dated May 12, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated May 17, 2016 and incorporated herein by reference).

10.10*
Separation Agreement, dated July 26, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Form 8-K dated July 28, 2016 and incorporated herein by reference).

10.11*
Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.12*
Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Gregory J. Thor (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.13*
Letter Agreement, dated November 28, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Paul R. Adkins (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.14
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15
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

10.16
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

10.18
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

10.20
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 20, 2014 and incorporated herein by reference).

10.21
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

10.22.1
Term Loan Agreement, dated as of December 17, 2015, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.22.2
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

10.22.3
Second Amendment to Term Loan Agreement, dated as of December 18, 2017, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed herewith).

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 16, 2018	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 16, 2018	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 16, 2018
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 16, 2018
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 16, 2018
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 16, 2018
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 16, 2018
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 16, 2018
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 16, 2018
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 16, 2018
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 16, 2018
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 16, 2018
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 16, 2018
(Richard Szafranski)
/s/ Lisa G. Trimberger	Trustee	February 16, 2018
(Lisa G. Trimberger)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 16, 2018	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 16, 2018	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 16, 2018
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 16, 2018
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 16, 2018
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 16, 2018
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 16, 2018
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 16, 2018
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 16, 2018
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 16, 2018
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 16, 2018
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 16, 2018
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 16, 2018
(Richard Szafranski)
/s/ Lisa G. Trimberger	Trustee	February 16, 2018
(Lisa G. Trimberger)

Corporate Office Properties Trust Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Corporate Office Properties Trust and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 16, 2018
We have served as the Company’s auditor since 1997.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Corporate Office Properties, L.P. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 16, 2018
We have served as the Company’s auditor since 2013.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2017	2016
Assets
Properties, net:
Operating properties, net	$2,737,611	$2,671,831
Projects in development or held for future development	403,494	401,531
Total properties, net	3,141,105	3,073,362
Assets held for sale, net	42,226	94,654
Cash and cash equivalents	12,261	209,863
Restricted cash and marketable securities	7,186	8,193
Investment in unconsolidated real estate joint venture	25,066	25,548
Accounts receivable (net of allowance for doubtful accounts of $607 and $603, respectively)	31,802	34,438
Deferred rent receivable (net of allowance of $364 and $373, respectively)	86,710	90,219
Intangible assets on real estate acquisitions, net	59,092	78,351
Deferred leasing costs (net of accumulated amortization of $29,560 and $65,988, respectively)	48,322	41,214
Investing receivables	57,493	52,279
Prepaid expenses and other assets, net	67,221	72,764
Total assets	$3,578,484	$3,780,885
Liabilities and equity
Liabilities:
Debt, net	$1,828,333	$1,904,001
Accounts payable and accrued expenses	108,137	108,682
Rents received in advance and security deposits	25,648	29,798
Dividends and distributions payable	28,921	31,335
Deferred revenue associated with operating leases	11,682	12,666
Redeemable preferred shares of beneficial interest	—	26,583
Deferred property sale	43,377	—
Capital lease obligation	15,853	—
Other liabilities	41,822	50,177
Total liabilities	2,103,773	2,163,242
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	23,125	22,979
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	—	172,500
Common Shares of beneficial interest ($0.01 par value; shares authorized of 150,000,000 at December 31, 2017 and 125,000,000 at December 31, 2016; shares issued and outstanding of 101,292,299 at December 31, 2017 and 98,498,651 at December 31, 2016)	1,013	985
Additional paid-in capital	2,201,047	2,116,581
Cumulative distributions in excess of net income	(818,190)	(765,276)
Accumulated other comprehensive income (loss)	2,167	(1,731)
Total Corporate Office Properties Trust’s shareholders’ equity	1,386,037	1,523,059
Noncontrolling interests in subsidiaries:
Common units in COPLP	44,481	49,228
Preferred units in COPLP	8,800	8,800
Other consolidated entities	12,268	13,577
Noncontrolling interests in subsidiaries	65,549	71,605
Total equity	1,451,586	1,594,664
Total liabilities, redeemable noncontrolling interests and equity	$3,578,484	$3,780,885
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$405,722	$417,711	$420,340
Tenant recoveries and other real estate operations revenue	104,258	108,253	98,724
Construction contract and other service revenues	102,840	48,364	106,402
Total revenues	612,820	574,328	625,466
Expenses
Property operating expenses	190,964	197,530	194,494
Depreciation and amortization associated with real estate operations	134,228	132,719	140,025
Construction contract and other service expenses	99,618	45,481	102,696
Impairment losses	15,123	101,391	23,289
General, administrative and leasing expenses	30,837	36,553	31,361
Business development expenses and land carry costs	6,213	8,244	13,507
Total operating expenses	476,983	521,918	505,372
Operating income	135,837	52,410	120,094
Interest expense	(76,983)	(83,163)	(89,074)
Interest and other income	6,318	5,444	4,517
(Loss) gain on early extinguishment of debt	(513)	(1,110)	85,275
Income (loss) from continuing operations before equity in income of unconsolidated entities and income taxes	64,659	(26,419)	120,812
Equity in income of unconsolidated entities	2,882	1,332	62
Income tax expense	(1,098)	(244)	(199)
Income (loss) from continuing operations	66,443	(25,331)	120,675
Discontinued operations	—	—	156
Income (loss) before gain on sales of real estate	66,443	(25,331)	120,831
Gain on sales of real estate	9,890	40,986	68,047
Net income	76,333	15,655	188,878
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(1,936)	155	(6,403)
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,646)	(3,711)	(3,515)
Net income attributable to COPT	70,091	11,439	178,300
Preferred share dividends	(6,219)	(14,297)	(14,210)
Issuance costs associated with redeemed preferred shares	(6,847)	(17)	—
Net income (loss) attributable to COPT common shareholders	$57,025	$(2,875)	$164,090
Net income attributable to COPT:
Income from continuing operations	$70,091	$11,439	$178,147
Discontinued operations, net	—	—	153
Net income attributable to COPT	$70,091	$11,439	$178,300
Basic earnings per common share (1)
Income (loss) from continuing operations	$0.57	$(0.03)	$1.74
Net income (loss) attributable to COPT common shareholders	$0.57	$(0.03)	$1.74
Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.57	$(0.03)	$1.74
Net income (loss) attributable to COPT common shareholders	$0.57	$(0.03)	$1.74
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$76,333	$15,655	$188,878
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	684	(2,915)	(4,739)
Loss on interest rate derivatives recognized in interest expense (effective portion)	3,216	4,230	3,599
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	88	—	—
Equity in other comprehensive income (loss) of equity method investee	39	(184)	(264)
Other comprehensive income (loss)	4,027	1,131	(1,404)
Comprehensive income	80,360	16,786	187,474
Comprehensive income attributable to noncontrolling interests	(6,371)	(4,240)	(10,715)
Comprehensive income attributable to COPT	$73,989	$12,546	$176,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (160,160 shares)	—	2	2,149	—	—	(2,151)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (149,353 shares issued, net of redemptions)	—	1	7,397	—	—	—	7,398
Redemption of vested equity awards	—	—	(2,462)	—	—	—	(2,462)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(682)	—	—	682	—
Comprehensive income	—	—	—	178,300	(1,541)	8,488	185,247
Dividends	—	—	—	(118,208)	—	—	(118,208)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,706)	(4,706)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	300	300
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	116	—	—	—	116
Tax loss from share-based compensation	—	—	(513)	—	—	—	(513)
Balance at December 31, 2015 (94,531,512 common shares outstanding)	199,083	945	2,004,507	(657,172)	(2,838)	72,039	1,616,564
Reclassification of preferred shares to be redeemed to liability (531,667 shares)	(26,583)	—	17	(17)	—	—	(26,583)
Conversion of common units to common shares (87,000 shares)	—	1	1,166	—	—	(1,167)	—
Common shares issued under at-the-market program (3,721,227 shares)	—	37	109,016	—	—	—	109,053
Share-based compensation (158,912 shares issued, net of redemptions)	—	2	7,451	—	—	—	7,453
Redemption of vested equity awards	—	—	(2,466)	—	—	—	(2,466)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,158)	—	—	2,158	—
Comprehensive income	—	—	—	11,439	1,107	1,997	14,543
Dividends	—	—	—	(119,526)	—	—	(119,526)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,650)	(4,650)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(621)	—	—	—	(621)
Tax loss from share-based compensation	—	—	(331)	—	—	—	(331)
Balance at December 31, 2016 (98,498,651 common shares outstanding)	172,500	985	2,116,581	(765,276)	(1,731)	71,605	1,594,664
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (339,513 shares)	—	3	4,633	—	—	(4,636)	—
Common shares issued under forward equity sale agreements (1,678,913 shares)	—	17	49,927	—	—	—	49,944
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (179,180 shares issued, net of redemptions)	—	2	6,093	—	—	—	6,095
Redemption of vested equity awards	—	—	(1,973)	—	—	—	(1,973)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(1,486)	—	—	1,486	—
Comprehensive income	—	—	—	70,091	3,898	4,033	78,022
Dividends	—	—	—	(116,158)	—	—	(116,158)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,322)	(4,322)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	626	—	—	—	626
Tax loss from share-based compensation	—	—	(13)	—	—	—	(13)
Balance at December 31, 2017 (101,292,299 common shares outstanding)	$—	$1,013	$2,201,047	$(818,190)	$2,167	$65,549	$1,451,586
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$510,985	$514,098	$503,503
Construction contract and other service revenues received	102,531	76,824	117,107
Property operating expenses paid	(186,478)	(197,254)	(190,281)
Construction contract and other service expenses paid	(82,707)	(46,318)	(124,481)
General, administrative, leasing, business development and land carry costs paid	(32,673)	(34,877)	(38,113)
Interest expense paid	(73,079)	(78,158)	(65,816)
Lease incentives paid	(9,725)	(2,760)	(1,724)
Income taxes paid	(31)	(5)	(8)
Other	1,831	988	3,821
Net cash provided by operating activities	230,654	232,538	204,008
Cash flows from investing activities
Construction, development and redevelopment	(200,504)	(161,519)	(234,346)
Acquisitions of operating properties and related intangible assets	—	—	(202,866)
Tenant improvements on operating properties	(33,409)	(34,275)	(29,413)
Other capital improvements on operating properties	(22,882)	(26,345)	(23,147)
Proceeds from dispositions of properties	180,839	262,866	193,735
Proceeds from partial sales of properties, net of related debt	—	43,681	—
Leasing costs paid	(14,581)	(10,296)	(13,710)
Other	827	(2,663)	2,215
Net cash (used in) provided by investing activities	(89,710)	71,449	(307,532)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	352,000	495,500	522,000
Unsecured senior notes	—	—	296,580
Other debt proceeds	—	255,000	164,000
Repayments of debt
Revolving Credit Facility	(226,000)	(539,000)	(561,500)
Scheduled principal amortization	(3,862)	(5,395)	(6,728)
Other debt repayments	(200,200)	(323,107)	(155,307)
Deferred financing costs paid	(500)	(825)	(7,522)
Net proceeds from issuance of common shares	69,534	109,069	28,567
Redemption of preferred shares	(199,083)	—	—
Common share dividends paid	(109,174)	(104,135)	(103,638)
Preferred share dividends paid	(9,305)	(14,210)	(14,210)
Distributions paid to noncontrolling interests in COPLP	(4,426)	(4,619)	(4,752)
Distributions paid to redeemable noncontrolling interests	(8,215)	(15,206)	(2,993)
Redemption of vested equity awards	(1,973)	(2,466)	(2,462)
Other	2,658	(5,040)	5,722
Net cash (used in) provided by financing activities	(338,546)	(154,434)	157,757
Net (decrease) increase in cash and cash equivalents	(197,602)	149,553	54,233
Cash and cash equivalents
Beginning of year	209,863	60,310	6,077
End of year	$12,261	$209,863	$60,310

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Reconciliation of net income to net cash provided by operating activities:
Net income	$76,333	$15,655	$188,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	136,501	134,870	142,231
Impairment losses	15,116	101,341	23,523
Amortization of deferred financing costs and net debt discounts	4,307	5,885	5,588
Increase in deferred rent receivable	(2,651)	(145)	(14,969)
Gain on sales of real estate	(9,890)	(40,986)	(68,047)
Share-based compensation	5,615	6,843	6,574
Loss (gain) on early extinguishment of debt	513	456	(86,028)
Other	(6,121)	(4,295)	528
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,783	(5,262)	1,331
Decrease (increase) in restricted cash and marketable securities	2,015	(365)	(1,241)
Decrease (increase) in prepaid expenses and other assets, net	5,737	(17,272)	2,853
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,309	43,163	(3,620)
(Decrease) increase in rents received in advance and security deposits	(3,913)	(7,350)	6,407
Net cash provided by operating activities	$230,654	$232,538	$204,008
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(10,654)	$5,950	$(14,797)
Increase in property in connection with capital lease obligation	$16,127	$—	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed into a joint venture	$—	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interests	$—	$6,675	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$(114,597)	$—
Increase in investment in unconsolidated real estate joint venture	$—	$25,680	$—
Decrease in debt	$—	$59,534	$—
Other net decreases in assets and liabilities	$—	$3,619	$—
Debt assumed on acquisition of operating property	$—	$—	$55,490
Other liabilities assumed on acquisition of operating properties	$—	$—	$5,179
Decrease in property in connection with surrender of property in settlement of debt	$—	$—	$(82,738)
Decrease in debt in connection with surrender of property in settlement of debt	$—	$—	$(150,000)
Increase in property and redeemable noncontrolling interests in connection with property contribution by redeemable noncontrolling interests in a joint venture	$—	$—	$1,415
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$3,845	$1,315	$(1,140)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)	$(264)
Reclassification of preferred shares to be redeemed to liability	$—	$26,583	$—
Dividends/distributions payable	$28,921	$31,335	$30,178
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$4,636	$1,167	$2,151
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$1,486	$2,158	$682
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(626)	$621	$(116)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2017	2016
Assets
Properties, net:
Operating properties, net	$2,737,611	$2,671,831
Projects in development or held for future development	403,494	401,531
Total properties, net	3,141,105	3,073,362
Assets held for sale, net	42,226	94,654
Cash and cash equivalents	12,261	209,863
Restricted cash and marketable securities	2,570	2,756
Investment in unconsolidated real estate joint venture	25,066	25,548
Accounts receivable (net of allowance for doubtful accounts of $607 and $603, respectively)	31,802	34,438
Deferred rent receivable (net of allowance of $364 and $373, respectively)	86,710	90,219
Intangible assets on real estate acquisitions, net	59,092	78,351
Deferred leasing costs (net of accumulated amortization of $29,560 and $65,988, respectively)	48,322	41,214
Investing receivables	57,493	52,279
Prepaid expenses and other assets, net	67,221	72,764
Total assets	$3,573,868	$3,775,448
Liabilities and equity
Liabilities:
Debt, net	$1,828,333	$1,904,001
Accounts payable and accrued expenses	108,137	108,682
Rents received in advance and security deposits	25,648	29,798
Distributions payable	28,921	31,335
Deferred revenue associated with operating leases	11,682	12,666
Redeemable preferred units of general partner, 531,667 units outstanding at December 31, 2016	—	26,583
Deferred property sale	43,377	—
Capital lease obligation	15,853	—
Other liabilities	37,206	44,740
Total liabilities	2,099,157	2,157,805
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	23,125	22,979
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 6,900,000 at December 31, 2016	—	172,500
Limited partner, 352,000 preferred units outstanding at December 31, 2017 and 2016	8,800	8,800
Common units, 101,292,299 and 98,498,651 held by the general partner and 3,250,878 and 3,590,391 held by limited partners at December 31, 2017 and 2016, respectively	1,428,301	1,401,597
Accumulated other comprehensive income (loss)	2,173	(1,854)
Total Corporate Office Properties, L.P.’s equity	1,439,274	1,581,043
Noncontrolling interests in subsidiaries	12,312	13,621
Total equity	1,451,586	1,594,664
Total liabilities, redeemable noncontrolling interests and equity	$3,573,868	$3,775,448
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$405,722	$417,711	$420,340
Tenant recoveries and other real estate operations revenue	104,258	108,253	98,724
Construction contract and other service revenues	102,840	48,364	106,402
Total revenues	612,820	574,328	625,466
Expenses
Property operating expenses	190,964	197,530	194,494
Depreciation and amortization associated with real estate operations	134,228	132,719	140,025
Construction contract and other service expenses	99,618	45,481	102,696
Impairment losses	15,123	101,391	23,289
General, administrative and leasing expenses	30,837	36,553	31,361
Business development expenses and land carry costs	6,213	8,244	13,507
Total operating expenses	476,983	521,918	505,372
Operating income	135,837	52,410	120,094
Interest expense	(76,983)	(83,163)	(89,074)
Interest and other income	6,318	5,444	4,517
(Loss) gain on early extinguishment of debt	(513)	(1,110)	85,275
Income (loss) from continuing operations before equity in income of unconsolidated entities and income taxes	64,659	(26,419)	120,812
Equity in income of unconsolidated entities	2,882	1,332	62
Income tax expense	(1,098)	(244)	(199)
Income (loss) from continuing operations	66,443	(25,331)	120,675
Discontinued operations	—	—	156
Income (loss) before gain on sales of real estate	66,443	(25,331)	120,831
Gain on sales of real estate	9,890	40,986	68,047
Net income	76,333	15,655	188,878
Net income attributable to noncontrolling interests in consolidated entities	(3,646)	(3,715)	(3,520)
Net income attributable to COPLP	72,687	11,940	185,358
Preferred unit distributions	(6,879)	(14,957)	(14,870)
Issuance costs associated with redeemed preferred units	(6,847)	(17)	—
Net income (loss) attributable to COPLP common unitholders	$58,961	$(3,034)	$170,488
Net income attributable to COPLP:
Income from continuing operations	$72,687	$11,940	$185,199
Discontinued operations, net	—	—	159
Net income attributable to COPLP	$72,687	$11,940	$185,358
Basic earnings per common unit (1)
Income (loss) from continuing operations	$0.57	$(0.04)	$1.74
Net income (loss) attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74
Diluted earnings per common unit (1)
Income (loss) from continuing operations	$0.57	$(0.04)	$1.74
Net income (loss) attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$76,333	$15,655	$188,878
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	684	(2,915)	(4,739)
Loss on interest rate derivatives recognized in interest expense (effective portion)	3,216	4,230	3,599
Loss on interest rate derivatives recognized in interest expense (ineffective portion)	88	—	—
Equity in other comprehensive income (loss) of equity method investee	39	(184)	(264)
Other comprehensive income (loss)	4,027	1,131	(1,404)
Comprehensive income	80,360	16,786	187,474
Comprehensive income attributable to noncontrolling interests	(3,646)	(3,715)	(3,720)
Comprehensive income attributable to COPLP	$76,714	$13,071	$183,754

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	149,353	7,398	—	—	7,398
Redemptions of vested equity awards	—	—	—	—	—	(2,462)	—	—	(2,462)
Comprehensive income	—	660	—	14,210	—	170,488	(1,604)	1,493	185,247
Distributions to owners of common and preferred units	—	(660)	—	(14,210)	—	(108,044)	—	—	(122,914)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	300	300
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(35)	(35)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	116	—	—	116
Tax loss from share-based compensation	—	—	—	—	—	(513)	—	—	(513)
Balance at December 31, 2015	352,000	8,800	7,431,667	199,083	98,208,903	1,400,745	(2,985)	10,921	1,616,564
Reclassification of preferred units to be redeemed to liability	—	—	(531,667)	(26,583)	—	—	—	—	(26,583)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	3,721,227	109,053	—	—	109,053
Share-based compensation (units net of redemption)	—	—	—	—	158,912	7,453	—	—	7,453
Redemptions of vested equity awards	—	—	—	—	—	(2,466)	—	—	(2,466)
Comprehensive income	—	660	—	14,297	—	(3,017)	1,131	1,472	14,543
Distributions to owners of common and preferred units	—	(660)	—	(14,297)	—	(109,219)	—	—	(124,176)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(621)	—	—	(621)
Tax loss from share-based compensation	—	—	—	—	—	(331)	—	—	(331)
Balance at December 31, 2016	352,000	8,800	6,900,000	172,500	102,089,042	1,401,597	(1,854)	13,621	1,594,664
Redemption of preferred units resulting from redemption of preferred shares	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from COPT forward equity sale agreements	—	—	—	—	1,678,913	49,944	—	—	49,944
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	179,180	6,095	—	—	6,095
Redemptions of vested equity awards	—	—	—	—	—	(1,973)	—	—	(1,973)
Comprehensive income	—	660	—	6,219	—	65,808	4,027	1,308	78,022
Distributions to owners of common and preferred units	—	(660)	—	(6,219)	—	(113,601)	—	—	(120,480)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	626	—	—	626
Tax loss from share-based compensation	—	—	—	—	—	(13)	—	—	(13)
Balance at December 31, 2017	352,000	$8,800	—	$—	104,543,177	$1,428,301	$2,173	$12,312	$1,451,586
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Revenues from real estate operations received	$510,985	$514,098	$503,503
Construction contract and other service revenues received	102,531	76,824	117,107
Property operating expenses paid	(186,478)	(197,254)	(190,281)
Construction contract and other service expenses paid	(82,707)	(46,318)	(124,481)
General, administrative, leasing, business development and land carry costs paid	(32,673)	(34,877)	(38,113)
Interest expense paid	(73,079)	(78,158)	(65,816)
Lease incentives paid	(9,725)	(2,760)	(1,724)
Income taxes paid	(31)	(5)	(8)
Other	1,831	988	3,821
Net cash provided by operating activities	230,654	232,538	204,008
Cash flows from investing activities
Construction, development and redevelopment	(200,504)	(161,519)	(234,346)
Acquisitions of operating properties and related intangible assets	—	—	(202,866)
Tenant improvements on operating properties	(33,409)	(34,275)	(29,413)
Other capital improvements on operating properties	(22,882)	(26,345)	(23,147)
Proceeds from dispositions of properties	180,839	262,866	193,735
Proceeds from partial sales of properties, net of related debt	—	43,681	—
Leasing costs paid	(14,581)	(10,296)	(13,710)
Other	827	(2,663)	2,215
Net cash (used in) provided by investing activities	(89,710)	71,449	(307,532)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	352,000	495,500	522,000
Unsecured senior notes	—	—	296,580
Other debt proceeds	—	255,000	164,000
Repayments of debt
Revolving Credit Facility	(226,000)	(539,000)	(561,500)
Scheduled principal amortization	(3,862)	(5,395)	(6,728)
Other debt repayments	(200,200)	(323,107)	(155,307)
Deferred financing costs paid	(500)	(825)	(7,522)
Net proceeds from issuance of common units	69,534	109,069	28,567
Redemption of preferred units	(199,083)	—	—
Common unit distributions paid	(112,940)	(108,094)	(107,730)
Preferred unit distributions paid	(9,965)	(14,870)	(14,870)
Distributions paid to redeemable noncontrolling interests	(8,215)	(15,206)	—
Redemption of vested equity awards	(1,973)	(2,466)	(2,462)
Other	2,658	(5,040)	2,729
Net cash (used in) provided by financing activities	(338,546)	(154,434)	157,757
Net (decrease) increase in cash and cash equivalents	(197,602)	149,553	54,233
Cash and cash equivalents
Beginning of year	209,863	60,310	6,077
End of year	$12,261	$209,863	$60,310

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Reconciliation of net income to net cash provided by operating activities:
Net income	$76,333	$15,655	$188,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	136,501	134,870	142,231
Impairment losses	15,116	101,341	23,523
Amortization of deferred financing costs and net debt discounts	4,307	5,885	5,588
Increase in deferred rent receivable	(2,651)	(145)	(14,969)
Gain on sales of real estate	(9,890)	(40,986)	(68,047)
Share-based compensation	5,615	6,843	6,574
Loss (gain) on early extinguishment of debt	513	456	(86,028)
Other	(6,121)	(4,295)	528
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,783	(5,262)	1,331
Decrease (increase) in restricted cash and marketable securities	1,194	(691)	(1,360)
Decrease (increase) in prepaid expenses and other assets, net	5,737	(17,272)	2,853
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,130	43,489	(3,501)
(Decrease) increase in rents received in advance and security deposits	(3,913)	(7,350)	6,407
Net cash provided by operating activities	$230,654	$232,538	$204,008
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(10,654)	$5,950	$(14,797)
Increase in property in connection with capital lease obligation	$16,127	$—	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed into a joint venture	$—	$22,600	$—
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interests	$—	$6,675	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$(114,597)	$—
Increase in investment in unconsolidated real estate joint venture	$—	$25,680	$—
Decrease in debt	$—	$59,534	$—
Other net decreases in assets and liabilities	$—	$3,619	$—
Debt assumed on acquisition of operating property	$—	$—	$55,490
Other liabilities assumed on acquisition of operating properties	$—	$—	$5,179
Decrease in property in connection with surrender of property in settlement of debt	$—	$—	$(82,738)
Decrease in debt in connection with surrender of property in settlement of debt	$—	$—	$(150,000)
Increase in property and redeemable noncontrolling interests in connection with property contribution by redeemable noncontrolling interests in a joint venture	$—	$—	$1,415
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$3,845	$1,315	$(1,140)
Equity in other comprehensive income (loss) of an equity method investee	$39	$(184)	$(264)
Reclassification of preferred units to be redeemed to liability	$—	$26,583	$—
Distributions payable	$28,921	$31,335	$30,178
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(626)	$621	$(116)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2017, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•
159 properties totaling 17.3 million square feet comprised of 144 office properties and 15 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
ten properties under construction or redevelopment (seven office properties and three data center shells) that we estimate will total approximately 1.1 million square feet upon completion, including two partially operational properties and two properties completed and held for future lease to the United States Government; and

•	approximately 1,000 acres of land controlled for future development that we believe could be developed into approximately 13.0 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2017, COPT owned 96.9% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers; similarly, although COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

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

•
tenant relationship value based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors; and

•
above- and below-market cost arrangements (such as real estate tax treaties or above- or below-market ground leases) based on the present value of the expected benefit from any such arrangements in place on the property at the time of acquisition.

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

We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue. We recognize the amortization of above- and below-market cost arrangements as adjustments to property operating expenses. We recognize the amortization of other intangible assets on property acquisitions as amortization expense.

Properties

We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses. The preconstruction stage of the development or redevelopment of an operating property includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development.

We capitalize direct and indirect project costs (including related compensation and other indirect costs), interest expense and real estate taxes associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for a property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.

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

When we dispose of, or classify as held for sale, a component or group of components that represents a strategic shift having a major effect on our operations and financial results (such as a major geographical area of operations, a major line of business or a major equity method investment), we classify the associated results of operations as discontinued operations. We had no properties newly classified as discontinued operations in the last three years.

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

We evaluate the collectability of both interest and principal of loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate and the value of any collateral under such loan.

Interest on impaired loans is recognized when received in cash.

Deferred Leasing and Financing Costs

We defer costs incurred to obtain new tenant leases or extend existing tenant leases, including related compensation costs. We amortize these costs evenly over the lease terms. We classify leasing costs paid as an investing activity on our statements of cash flows since such costs are necessary in order for us to generate long-term future cash flows from our properties. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the shortened term of the lease.
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

Please refer to the section below entitled “Recent Accounting Pronouncements” for disclosure pertaining to the effect of new hedge accounting guidance that we adopted effective January 1, 2018 and Note 11 for additional disclosure pertaining to our interest rate derivatives.

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

We classify as general, administrative and leasing expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing and corporate-level insurance (including general business and director and officers) and leasing prospects, as well as associated labor and indirect costs attributable to these expenses.

Share-Based Compensation
We issue three forms of share-based compensation: restricted COPT common shares (“restricted shares”), deferred share awards (also known as restricted share units) and performance share units (also known as performance share awards) (“PSUs”). We also issued options to purchase COPT common shares (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

We compute the fair value of restricted shares and deferred share awards based on the fair value of COPT common shares on the grant date. We compute the fair value of PSUs using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value is the market value on the grant date; the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility is based on historical volatility of COPT’s common shares.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Ordinary income	86.5%	48.0%	38.3%	100.0%	100%	38.3%
Long-term capital gain	0.0%	0.0%	61.7%	0.0%	0.0%	61.7%
Return of capital	13.5%	52.0%	0.0%	0.0%	0.0%	0.0%
However, dividends paid on January 15, 2016 (with a record date of December 31, 2015) on COPT’s common and preferred shares were allocated to 2015 for Federal income tax purposes and characterized based on the percentages set forth above for 2015.

We distributed all of COPT’s REIT taxable income in 2017, 2016 and 2015 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $150 million higher than the amount reported on our consolidated balance sheet as of December 31, 2017 which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

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

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance effective January 1, 2018 using the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Our adoption of this guidance beginning on January 1, 2018 will not have a material effect on our consolidated financial statements. However, as discussed

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

further below, once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), which could affect our recognition pattern for such revenue.

In January 2016, the FASB issued guidance that requires entities to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. For equity investments without readily determinable fair values, the guidance permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. We adopted this guidance effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

◦
Deferral of non-incremental lease costs: Under the new lease guidance, we will no longer be able to defer the recognition of non-incremental costs in connection with new or extended tenant leases; these deferrals totaled $1.1 million in 2017, $1.1 million in 2016 and $1.2 million in 2015. Upon adoption of the new guidance, we would expense previously deferred non-incremental lease costs for existing leases unless we elect the package of practical expedients, in which case such costs would remain deferred and amortized over the remaining lease terms.

◦
Lease revenue reporting: We believe that the new revenue standard will apply to executory costs and other components of revenue deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, we would separate the lease components of revenue due under leases from the non-lease components, and the revenue from the non-lease components previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. We are in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases we have for certain properties; as of December 31, 2017, our future minimum rental payments under these leases totaled $89.9 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize a right-of-use asset and a lease liability for the present value of these minimum lease payments. We also believe that these types of leases most likely would be classified as finance leases under the new guidance which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, if we elect to apply the package of practical expedients, we will continue to account for our existing ground leases as operating leases upon adoption of the guidance.

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

In August 2016, the FASB issued guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. We adopted this guidance effective January 1, 2018 using a retrospective transition method. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  Our restricted cash primarily consists of cash escrowed under mortgage debt for capital improvements and real estate taxes and cash restricted in connection with our deferred compensation plan and certain tenant security deposits. We adopted this guidance effective January 1, 2018 using a retrospective transition method. Upon our adoption of this guidance, changes in our restricted cash that we currently report as either operating or investing activities on our statements of cash flows will no longer be reported as such. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition provisions and accounting for partial sales of nonfinancial assets. The new guidance requires recognition of a sale of real estate and resulting gain or loss when control transfers and the buyer has the ability to direct use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. The new guidance eliminates the need to consider adequacy of buyer investment, which was replaced by additional judgments regarding collectability and intent and/or ability to pay. The new guidance also requires an entity to derecognize nonfinancial assets and in-substance nonfinancial assets once it transfers control of such assets. When an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the entity is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction; as a result, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. We had a transaction in July 2016 accounted for as a partial sale under existing guidance that would meet the criteria for immediate full gain recognition under the new guidance; this would result in an additional $18 million in income being recognized in 2016 that is currently being amortized into income in subsequent periods under existing guidance. We do not believe that the recognition pattern for our other sales of real estate will be changed by the new guidance. We adopted this guidance effective January 1, 2018, and expect to use the full retrospective method, under which we would retrospectively restate each reporting period presented at the time of adoption.

In August 2017, the FASB issued guidance that makes targeted improvements to hedge accounting. This new guidance simplifies the application of hedge accounting and better aligns financial reporting for hedging activities with companies’ economic objectives in undertaking those activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income instead of income. The new guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. While we are required to adopt this guidance no later than January 1, 2019, we expect to adopt this guidance effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.6 million as of December 31, 2017 and $5.4 million as of December 31, 2016, and is included in the accompanying COPT consolidated balance sheets in the line entitled restricted cash and marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2017 and 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2017:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,547	$—	$—	$4,547
Other	69	—	—	69
Interest rate derivatives (2)	—	3,073	—	3,073
Total assets	$4,616	$3,073	$—	$7,689
Liabilities:
Deferred compensation plan liability (3)	$—	$4,616	$—	$4,616

December 31, 2016:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,346	$—	$—	$5,346
Other	91	—	—	91
Interest rate derivatives (2)	—	158	—	158
Total assets	$5,437	$158	$—	$5,595
Liabilities:
Deferred compensation plan liability (3)	$—	$5,437	$—	$5,437
Interest rate derivatives	—	1,572	—	1,572
Redeemable preferred shares of beneficial interest (4)	—	26,583	—	26,583
Total liabilities	$—	$33,592	$—	$33,592

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.
(4) See disclosure regarding our Series K Preferred Shares in Note 13.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2017:
Assets:
Interest rate derivatives (1)	$—	$3,073	$—	$3,073

December 31, 2016:
Assets:
Interest rate derivatives (1)	$—	$158	$—	$158
Liabilities:
Interest rate derivatives	$—	$1,572	$—	$1,572
Redeemable preferred units of general partner (2)	—	26,583	—	26,583
Total liabilities	$—	$28,155	$—	$28,155

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.
(2) See disclosure regarding our Series K Preferred Units in Note 14.

2017 Nonrecurring Fair Value Measurements

As part of our closing process for each of the four quarters in 2017, we conducted our review of our portfolio of long-lived assets to be held and used for indicators of impairment and found there to be no impairment losses in the first, second and third quarters. In the fourth quarter of 2017, our assessment of weakening leasing prospects and expected enduring vacancy in our Aberdeen, Maryland (“Aberdeen”) portfolio indicated that these properties could be impaired. We have performed recovery analyses on the properties considering weakening tenant demand, high vacancy and low investor demand for office properties in the surrounding submarkets and concluded that the carrying values of these properties were not likely to be recovered from the expected undiscounted cash flows from the operation and eventual disposition of these properties. Accordingly, we recognized $9.0 million of impairment losses on the operating properties in Aberdeen (included in our Other segment). In addition, and also considering these conditions, we determined that we would not likely recover the carrying amount of land in this submarket and recognized a $4.7 million impairment loss on it. We previously recognized impairment losses on these properties in the second quarter of 2016 as discussed below. We determined that the declines in values that have occurred since the initial losses were recognized were due to declining market conditions.

For the respective quarters in 2017, we also performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million in the second quarter of 2017. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell. These properties were sold in the third quarter.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value hierarchy of the valuation technique we used to determine nonrecurring fair value measurements of properties as of December 31, 2017 (in thousands):

	Fair Values as of December 31, 2017
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Operating properties, net	$—	$—	$3,850	$3,850
Projects in development or held for future development	$—	$—	$1,755	$1,755

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of December 31, 2017 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$3,850	Discount rate	14% - 16% (14%)
		Terminal capitalization rate	12% (1)
Comparable sales analysis	$1,755	Comparable sales prices	N/A

(1) Only one fair value applied for this unobservable input.

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

During the second quarter of 2016, as part of our closing process, we conducted our quarterly review of our portfolio for indicators of impairment considering the refined investment strategy of our then newly-appointed Chief Executive Officer and the goals of the asset sales program and concluded that we would: (1) not hold our operating properties in Aberdeen; (2) not develop commercial properties on land in Frederick, Maryland; (3) sell specific properties in our Northern Virginia Defense/IT and Fort Meade/BW Corridor sub-segments; and (4) sell the remaining operating property in Greater Philadelphia that had not previously been classified as held for sale. Accordingly, we performed recoverability analyses for each of these properties and recorded the following impairment losses:

•
$34.4 million on operating properties in Aberdeen. After shortening our estimated holding period for these properties, we determined that the carrying amount of the properties would not likely be recovered from the operation and eventual dispositions of the properties during the shortened holding period. Accordingly, we adjusted the properties to their estimated fair values;

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	$6.2 million on the property in Greater Philadelphia that we reclassified to held for sale during the period and adjusted to fair value less costs to sell; and

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

During our review we also recognized additional impairment losses of $11.5 million on properties previously classified as held for sale. Approximately $10.0 million of these losses pertained to properties in White Marsh due to our assessment that certain significant tenants will likely exercise lease termination rights and to reflect market conditions. The remainder of these losses pertained primarily to properties in San Antonio, Texas (included in our Other segment), where prospective purchasers reduced offering prices late in the third quarter. We executed property sales of $210.7 million in the third quarter of 2016 (discussed further in Note 5), and had $161.5 million of assets held for sale as of September 30, 2016.

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

4.    Concentration of Revenue

A large concentration of our revenue from real estate operations was earned from our largest tenant, the United States Government, including 22% of our rental revenue in 2017, 21% in 2016 and 20% in 2015 (continuing and discontinued operations, and excluding tenant recoveries and other real estate operations revenue). Our rental revenue from the United States Government was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Navy Support Locations business sub-segments (see Note 17). No other individual tenants accounted for 10% or more of our revenue from real estate operations. We also derived more than 80% of our construction contract revenue from the United States Government in 2017, 2016 and 2015.

We derived large concentrations of our revenue from real estate operations from certain business segments as set forth in Note 17.

5.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$455,680	$433,311
Buildings and improvements	3,068,124	2,944,905
Less: Accumulated depreciation	(786,193)	(706,385)
Operating properties, net	$2,737,611	$2,671,831

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$240,825	$195,521
Development in progress, excluding land	162,669	206,010
Projects in development or held for future development	$403,494	$401,531

Our properties held for sale included:

•	as of December 31, 2017: 11751 Meadowville Lane, a property in our Data Center Shells sub-segment, the sale of which was not recognized for accounting purposes, as discussed below; and

•
as of December 31, 2016: eight operating properties in White Marsh (included primarily in our Regional Office segment); one operating property in our Northern Virginia Defense/IT sub-segment; and land in White Marsh and Northern Virginia.

The table below sets forth the components of assets held for sale (in thousands):

	December 31,
	2017	2016
Properties, net	$38,670	$85,402
Deferred rent receivable	3,237	4,241
Intangible assets on real estate acquisitions, net	—	338
Deferred leasing costs, net	319	3,636
Lease incentives, net	—	1,037
Assets held for sale, net	$42,226	$94,654

2017 Dispositions

In 2017, we sold the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Sale
3120 Fairview Park Drive	Falls Church, VA	Northern Virginia Defense/IT	2/15/2017	1	190,000	$39,000	$—
1334 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	6/9/2017	1	37,000	2,300	—
Remaining White Marsh Properties (1)	White Marsh, MD	Regional Office and Other	7/28/2017	8	412,000	47,500	1,180
201 Technology Drive	Lebanon, VA	Data Center Shells	10/27/2017	1	103,000	29,500	3,625
7320 Parkway Drive	Hanover, MD	Fort Meade/BW Corridor	12/15/2017	1	57,000	7,529	831
				12	799,000	$125,829	$5,636

(1) This sale also included land.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sold:

•
11751 Meadowville Lane, an operating property totaling 193,000 square feet in Chester, Virginia (in our Data Center Shells sub-segment), for $44.0 million on October 27, 2017. We provided a financial guaranty to the buyer under which we provided an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. We accounted for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes (and will not until the guaranty expires) and we reported the sales proceeds as a liability on the balance sheet as of December 31, 2017 on the line entitled deferred property sale. In addition, we reported this property as held for sale as of December 31, 2017. We do not expect to incur any losses under this financial guaranty; and

•	other land for $14.3 million and recognized a gain on sale of $4.2 million.

2017 Construction Activities

In 2017, we placed into service 1.1 million square feet in eight newly constructed properties (including a partially operational property) and 94,000 square feet in three redeveloped properties. As of December 31, 2017, we had nine properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion (including a partially operational property and two properties completed and held for future lease to the United States Government) and one partially operational property under redevelopment that we estimate will total 22,000 square feet upon completion.

2016 Dispositions

In 2016, we sold the following operating properties (dollars in thousands):

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

(1) This sale also included land.

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

2016 Construction Activities

In 2016, we placed into service 639,000 square feet in six newly constructed properties and 61,000 square feet in three redeveloped properties.

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

The table below sets forth the allocation of the aggregate purchase price of these properties to the value of the acquired assets and liabilities (in thousands):

Land, operating properties	$55,076
Building and improvements	139,540
Intangible assets on real estate acquisitions	75,729
Total assets	270,345
Below-market leases	(6,808)
Total acquisition cost	$263,537

Intangible assets recorded in connection with these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$31,183	12
In-place lease value	35,139	7
Above-market leases	6,720	4
Below-market cost arrangements	2,687	40
	$75,729	10

These properties contributed:

•	revenues of $38.1 million in 2017, $36.9 million in 2016 and $20.2 million in 2015; and

•	net income from continuing operations of $1.9 million in 2017, $2.2 million in 2016 and $1.2 million in 2015.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We expensed operating property acquisition costs of $4.1 million in 2015 that were included in business development expenses and land carry costs on our consolidated statements of operations.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through December 31, 2017. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify the operating property acquisition costs disclosed above to the year ended December 31, 2014 from the 2015 periods in which they were actually incurred. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per shares amounts).

For the Year Ended December 31, 2015
(Unaudited)
Pro forma total revenues	$641,982
Pro forma net income attributable to COPT common shareholders	$167,079
Pro forma EPS:
Basic	$1.77
Diluted	$1.77

2015 Dispositions

In 2015, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Disposition	Number of Buildings	Total Rentable Square Feet	Transaction Value (1)	Gain on Disposition
1550 Westbranch Drive	McLean, VA	Regional Office	7/27/2015	1	160,000	$27,800	$—
15000 and 15010 Conference Center Drive	Chantilly, VA	Northern Virginia Defense/IT	8/28/2015	2	665,000	167,335	—
13200 Woodland Park Road	Herndon, VA	Regional Office	10/27/2015	1	397,000	84,000	42,515
9900, 9910 and 9920 Franklin Square Drive	White Marsh, MD	Regional Office	11/9/2015	3	135,000	24,150	6,468
9690 Deereco Road and 375 W. Padonia Road	Timonium, MD	Regional Office	12/17/2015	2	240,000	44,500	15,050
				9	1,597,000	$347,785	$64,033

(1)	Each of these properties were sold except for 15000 and 15010 Conference Center Drive, the disposition of which was completed in connection with a debt extinguishment, as discussed further below.

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

2015 Construction Activities

In 2015, we placed into service 897,000 square feet in seven newly constructed properties and 170,000 square feet in two redeveloped properties.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

We consolidate the real estate joint ventures described below because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of the properties constructed by the VIEs; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2017 (dollars in thousands):

		Nominal
		Ownership		December 31, 2017		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	12/31/2017	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$158,891	$75,569	$51,180
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	73,116	45,384	45,745
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	71,976	—	19,905
				$303,983	$120,953	$116,830
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s properties are in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland.
(4) This joint venture’s property is in Washington, DC.

In January 2016, our partner in Stevens Investors, LLC contributed to the joint venture, for a value of $22.6 million, interests in contracts controlling land to be developed (including a purchase agreement and a ground lease). Our partner subsequently received cash distributions from the joint venture that we funded of $6.7 million in 2017 and $13.4 million in 2016.

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. As of December 31, 2017, we had advanced $37.8 million to the City to fund such costs. We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved 674,000 square feet of construction commencement through December 31, 2017;

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

Unconsolidated Real Estate Joint Venture

As described further in Note 5, on July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into GI-COPT, a newly-formed joint venture. We account for our 50% interest in the joint venture using the equity method of accounting. We had an investment balance in GI-COPT of $25.1 million as of December 31, 2017 and $25.5 million as of December 31, 2016. Our balance was lower than our share of the joint venture’s equity by $16.7 million as of December 31, 2017 and $18.1 million as of December 31, 2016 due to a difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture. In 2016 and 2017, we amortized this basis difference into equity in income from unconsolidated entities based on the lives of the underlying assets. In connection with our adoption of guidance pertaining to the accounting for partial sales of nonfinancial assets using the full retrospective method, effective January 1, 2018, we will retrospectively restate each reporting period presented to: fully recognize in 2016 the difference between our cost basis and our share of the underlying equity in the net assets upon formation of the joint venture; and remove the amortization of this basis difference into equity in income from consolidated entities that we recognized in 2016 and 2017.

Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments in the joint venture.

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$132,276	$110,814	$21,462	$132,647	$99,940	$32,707
Tenant relationship value	60,028	32,198	27,830	60,028	26,253	33,775
Below-market cost arrangements	15,102	7,507	7,595	15,102	7,285	7,817
Above-market leases	13,944	12,092	1,852	13,944	10,259	3,685
Other	1,333	980	353	1,333	966	367
	$222,683	$163,591	$59,092	$223,054	$144,703	$78,351

Amortization of the intangible asset categories set forth above totaled $19.3 million in 2017, $20.0 million in 2016 and $18.5 million in 2015. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: eight years; below-market cost arrangements: 34 years; above-market leases: three years; and other: 25 years. The approximate weighted average amortization period for all of the categories combined is 11 years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $14.5 million for 2018; $8.1 million for 2019; $5.7 million for 2020; $5.5 million for 2021; and $4.1 million for 2022.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2017	2016
Notes receivable from City of Huntsville	$54,472	$49,258
Other investing loans receivable	3,021	3,021
	$57,493	$52,279

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

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2017 or December 31, 2016.  The fair value of these receivables approximated their carrying amounts as of December 31, 2017 and December 31, 2016.

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$24,670	$24,432
Lease incentives, net	19,011	18,276
Furniture, fixtures and equipment, net	5,256	5,204
Construction contract costs incurred in excess of billings	4,884	10,350
Interest rate derivatives	3,073	158
Non-real estate equity method investments	2,412	2,355
Deferred tax asset, net	1,892	3,036
Deferred financing costs, net (1)	1,202	3,128
Other assets	4,821	5,825
Prepaid expenses and other assets, net	$67,221	$72,764

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2017	2016
Operating loss carry forward	$3,209	$5,084
Share-based compensation	7	13
Accrued payroll	49	101
Property	43	(100)
Valuation allowance	(1,416)	(2,062)
Deferred tax asset, net	$1,892	$3,036

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

judgment about the realizability of our deferred tax asset is included in income. The deferred tax asset valuation allowance is due to a decrease in future projected operating income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2017 net deferred tax asset.

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	December 31, 2017	December 31, 2016	Stated Interest Rates as of	Scheduled Maturity as of
			December 31, 2017	December 31, 2017
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$150,723	$154,143	3.82% - 7.87% (3)	2019-2026
Variable rate secured loans	13,115	13,448	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	163,838	167,591
Revolving Credit Facility (5)	126,000	—	LIBOR + 0.875% to 1.60%	May 2019
Term Loan Facilities (6)	347,959	547,494	LIBOR + 0.90% to 1.85% (7)	2020-2022
Unsecured Senior Notes (5)
3.600%, $350,000 aggregate principal	347,551	347,128	3.60% (8)	May 2023
5.250%, $250,000 aggregate principal	246,645	246,176	5.25% (9)	February 2024
3.700%, $300,000 aggregate principal	298,322	297,843	3.70% (10)	June 2021
5.000%, $300,000 aggregate principal	296,731	296,368	5.00% (11)	July 2025
Unsecured note payable	1,287	1,401	0% (12)	May 2026
Total debt, net	$1,828,333	$1,904,001

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.0 million as of December 31, 2017 and $6.1 million as of December 31, 2016.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $349,000 as of December 31, 2017 and $422,000 as of December 31, 2016.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.19% as of December 31, 2017.

(4)	The interest rate on our variable rate secured debt was 3.21% as of December 31, 2017.

(5)	Refer to the paragraphs below for further disclosure.

(6)
As discussed below, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 2.73% as of December 31, 2017.

(8)
The carrying value of these notes reflects an unamortized discount totaling $1.7 million as of December 31, 2017 and $2.0 million as of December 31, 2016. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes reflects an unamortized discount totaling $3.0 million as of December 31, 2017 and $3.4 million as of December 31, 2016. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10) The carrying value of these notes reflects an unamortized discount totaling $1.3 million as of December 31, 2017 and $1.7 million as of December 31, 2016. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(11)	Refer to the paragraphs below for further disclosure.

(12)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $373,000 as of December 31, 2017 and $460,000 as of December 31, 2016.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2017, we were within the compliance requirements of these financial covenants.

Our debt matures on the following schedule (in thousands):

2018	$4,241
2019	130,387
2020	116,156
2021	303,875
2022	254,033
Thereafter	1,033,475
Total	$1,842,167	(1)

(1)	Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $13.8 million.

We capitalized interest costs of $5.2 million in 2017, $5.7 million in 2016 and $7.2 million in 2015.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,189,249	$1,229,398	$1,187,515	$1,220,282
Other fixed-rate debt	152,010	152,485	155,544	156,887
Variable-rate debt	487,074	485,694	560,942	558,437
	$1,828,333	$1,867,577	$1,904,001	$1,935,606

Revolving Credit Facility

On May 6, 2015, we entered into a credit agreement with a group of lenders for which KeyBanc Capital Markets and J.P. Morgan Securities LLC acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent (the “Consolidated Credit Agreement”) to amend, restate and consolidate the terms of our existing unsecured revolving credit facility (the “Revolving Credit Facility”) and one of our term loan facilities discussed below. The lenders’ aggregate commitment under the Revolving Credit Facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures on May 6, 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 0.875% to 1.600%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investors Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2017, the maximum borrowing capacity under this facility totaled $800.0 million, of which $674.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $97.8 million in 2017 and $90.3 million in 2016. The weighted average interest rate on our Revolving Credit Facility was 2.44% in 2017 and 1.64% in 2016.

Term Loan Facilities

Effective February 14, 2012, we entered into an unsecured term loan agreement under which we borrowed $250.0 million. In connection with our entry into the Consolidated Credit Agreement on May 6, 2015 discussed above, we increased the loan amount to $300.0 million, with a right for us to borrow up to an additional $200.0 million during the term, subject to certain

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

conditions. We repaid this term loan by $200.0 million in May 2017. The term loan matures on May 6, 2020, and carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 0.90% to 1.85%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Effective December 17, 2015, we entered into an unsecured term loan agreement with an initial commitment of $250.0 million; we borrowed $100.0 million under this loan on December 17, 2015 and $150.0 million on December 28, 2016. We also have the ability to borrow $150.0 million above the initial commitment, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on December 17, 2022, and carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 0.90% to 1.75%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

In addition to the term loans discussed above, we also had the following term loans that were repaid prior to December 31, 2017:

•	for a term loan originating in 2012, we repaid the remaining balance of $120.0 million in 2016; and

•	for a term loan originating in 2011, we repaid the remaining balance of $150.0 million in 2015.

Unsecured Senior Notes

On June 29, 2015, we issued $300.0 million of 5.000% Senior Notes at an initial offering price of 99.510% of their face value, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses of $296.6 million. The carrying value of these notes reflects an unamortized discount totaling $2.7 million at December 31, 2017 and $3.0 million as of December 31, 2016. The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

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

(Losses) Gains on Early Extinguishment of Debt

Our (losses) gains on early extinguishment of debt included a gain of $84.8 million on August 28, 2015 pertaining to the removal of a $150.0 million nonrecourse mortgage loan from our balance sheet as discussed further in Note 5.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2017	2016
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$252	$(848)
13,217	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	213	100
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	1,046	(23)
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	1,051	48
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	511	10
100,000	(2)	1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	—	(701)
						$3,073	$(1,414)

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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
		December 31,
Derivatives	Balance Sheet Location	2017	2016
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$3,073	$158
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(1,572)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Unrealized gain (loss) recognized in AOCL (effective portion)	$684	$(2,915)	$(4,739)
Loss reclassified from AOCL into interest expense (effective portion)	(3,216)	(4,230)	(3,599)
Gain (loss) on derivatives recognized in interest expense (ineffective portion)	323	378	(386)
Loss reclassified from AOCL into interest expense (ineffective portion) (1)	(88)	—	—

(1) Represents a loss recognized on certain interest rate swaps from the accelerated reclassification of amounts in AOCL on May 1, 2017, when we concluded that hedged forecasted transactions were probable not to occur.

Over the next 12 months, we estimate that approximately $460,000 of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  We are not in default with any of these provisions.  As of December 31, 2017, we did not have any derivatives in liability positions. As of December 31, 2017, we had not posted any collateral related to these agreements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.    Redeemable Noncontrolling Interests

As discussed further in Note 6, our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC, have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. The table below sets forth the activity in these redeemable noncontrolling interests (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$22,979	$19,218	$18,417
Contributions from noncontrolling interests	—	22,779	1,654
Distributions to noncontrolling interests	(1,566)	(21,881)	(2,964)
Net income attributable to noncontrolling interests	2,338	2,242	2,227
Adjustment to arrive at fair value of interests	(626)	621	(116)
Ending balance	$23,125	$22,979	$19,218

We determine the fair value of these interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures.

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2017, COPT had 25.0 million preferred shares authorized and unissued at $0.01 par value per share. In 2017, COPT redeemed all of its outstanding preferred shares, including:

•
the 5.600% Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”) redeemed effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we made an irrevocable notification to holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we presented the liquidation preference of the shares as a liability on COPT’s consolidated balance sheet as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders in 2016 pertaining to the original issuance costs incurred on the shares. The liability associated with these shares as of December 31, 2016 is classified in Level 2 of the fair value hierarchy; and

•
the 7.375% Series L Cumulative Preferred Shares (the “Series L Preferred Shares”) redeemed effective June 27, 2017 at a price of $25.00 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon up to but not including the date of redemption. Concurrently with this redemption, COPLP redeemed its Series L Preferred Units on the same terms. We also recognized a $6.8 million decrease to net income available to common shareholders in 2017 pertaining to the original issuance costs incurred on the shares.

Common Shares

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

In September 2016, COPT established a new ATM stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $200.0 million. This

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

program replaced the ATM stock offering program that we previously had in place. COPT issued the following common shares under this ATM program:

•
3.72 million common shares in the three months ended December 31, 2016 at a weighted average price of $29.56 per share. Net proceeds from the shares issued totaled $109.1 million, after payment of $0.9 million in commissions to sales agents; and

•	591,000 common shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under this ATM program as of December 31, 2017 was an aggregate gross sales price of $70.0 million in common share sales.

On November 2, 2017, COPT entered into forward equity sale agreements to issue 9.2 million common shares at an initial gross offering price of $285.2 million, or $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and will be decreased on each of certain dates specified in the agreements during the term of the agreements. On December 27, 2017, COPT issued 1.7 million common shares under the agreements for net proceeds of $50.0 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

Holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 339,513 in 2017, 87,000 in 2016 and 160,160 in 2015.

COPT declared dividends per common share of $1.10 in 2017, 2016 and 2015.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

14.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

In 2017, COPLP redeemed all of the outstanding units of the following series of preferred units held by COPT:

•
the 5.600% Series K Preferred Shares effective on January 21, 2017. Since notification of this redemption occurred in December 2016, we present the liquidation preference of the related units as a liability on COPLP’s consolidated balance sheet as of December 31, 2016; we also recognized at a price of $50.00 per unit, or $26.6 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $17,000 decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of redemption; and

•
the 7.375% Series L Cumulative Preferred Units on June 27, 2017 at a price of $25.00 per unit, or $172.5 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $6.8 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of redemption.

With the completion of these redemptions in 2017, no preferred units in COPLP are held by COPT.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Common Units

COPT owned 96.9% of COPLP’s common units as of December 31, 2017 and 96.5% as of December 31, 2016.

From 2015 through 2017, COPT acquired additional common units through the following common share issuances under ATM programs:

•	591,042 common shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents;

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

In December 2017, COPT also acquired additional common units from COPT’s issuance of 1.7 million common shares under its forward equity sale agreements for net proceeds of $50.0 million.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 339,513 in 2017, 87,000 in 2016 and 160,160 in 2015.

We declared distributions per common unit of $1.10 in 2017, 2016 and 2015.

15.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, COPT adopted the 2017 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 3.4 million common shares in COPT to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 11, 2027.

In May 2010, COPT adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders. This plan, which was replaced by the 2017 Plan in May 2017, provided for the award of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
General, administrative and leasing expenses	$4,649	$5,816	$5,574
Property operating expenses	966	1,027	1,000
Capitalized to development activities	480	610	824
Share-based compensation cost	$6,095	$7,453	$7,398

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs and deferred share awards and 0% to 5% for restricted shares.

As of December 31, 2017, unrecognized compensation costs related to unvested awards included:

•	$8.1 million on restricted shares expected to be recognized over a weighted average period of approximately three years;

•	$1.3 million on PSUs expected to be recognized over a weighted average performance period of approximately two years and

•	$120,000 on deferred share awards expected to be recognized through May 2018.

Our TRS is subject to Federal and state income taxes. We realized a windfall tax loss of $13,000 in 2017, $331,000 in 2016 and $513,000 in 2015 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2015, 2016 and 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	390,507	$26.19
Granted	201,024	28.69
Forfeited	(10,550)	26.05
Vested	(202,781)	26.07
Unvested as of December 31, 2015	378,200	27.58
Granted	231,937	24.77
Forfeited	(22,907)	25.31
Vested	(215,983)	27.19
Unvested as of December 31, 2016	371,247	26.20
Granted	239,479	33.84
Forfeited	(27,056)	27.80
Vested	(158,044)	26.27
Unvested as of December 31, 2017	425,626	$30.37
Unvested shares as of December 31, 2017 that are expected to vest	402,870	$30.31

The aggregate intrinsic value of restricted shares that vested was $5.3 million in 2017, $5.4 million in 2016 and $4.9 million in 2015.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

PSUs

We made the following grants of PSUs to executives from 2013 through 2017 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2017
3/1/2013	69,579	1/1/2013	12/31/2015	$1,867	—
3/6/2014	49,103	1/1/2014	12/31/2016	$1,723	—
3/5/2015	45,656	1/1/2015	12/31/2017	$1,678	15,767
3/1/2016	26,299	1/1/2016	12/31/2018	$1,000	24,850
1/1/2017	39,351	1/1/2017	12/31/2019	$1,400	39,351

In 2017, we modified certain provisions of the PSUs granted in 2015, 2016 and 2017, resulting in incremental compensation cost totaling $236,000 based on the difference between the pre-modification and post-modification award fair values on the date of modification.

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

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for 2013 and 2014 PSUs issued to Stephen E. Riffee, our former Chief Financial Officer who departed on February 3, 2015, we issued 15,289 common shares on March 5, 2015 in settlement of such PSUs;

•	for the 2013 PSUs that vested on December 31, 2015, there was no payout value in connection with the vesting;

•
for the 2014 and 2015 PSUs issued to Wayne H. Lingafelter, our former Executive Vice President, Development & Construction Services, who departed on March 31, 2016, we issued 10,326 common shares on May 30, 2016 in settlement of such PSUs;

•
for the 2014 and 2015 PSUs issued to Roger A. Waesche, Jr., our former Chief Executive Officer, who departed on May 12, 2016, we issued 20,569 common shares on July 12, 2016 in settlement of such PSUs;

•
for the 2014, 2015 and 2016 PSUs issued to Karen M. Singer, our former General Counsel and Secretary, who departed on August 31, 2016, we issued 2,248 common shares on October 30, 2016 in settlement of such PSUs; and

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	for the 2014 PSUs issued to Steven E. Budorick, our Chief Executive Officer, that vested on December 31, 2016, we issued 9,763 common shares in settlement of the PSUs on February 7, 2017.

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over the performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2015, 2016 and 2017 are set forth below:

Grant Date	Grant Date Fair Value	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
3/5/2015	$36.76	$29.28	19.9%	0.99%
3/1/2016	$38.21	$23.90	20.4%	0.96%
1/1/2017	$38.43	$31.22	19.0%	1.47%

Deferred Share Awards

We made the following grants of deferred share awards to nonemployee members of our Board of Trustees in 2015, 2016 and 2017 (dollars in thousands, except per share amounts):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Share
2015	24,056	$642	$26.70
2016	24,944	$671	$26.89
2017	10,032	$326	$32.47

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We issued the following common shares in settlement of deferred shares in 2015, 2016 and 2017 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Number of common shares issued	15,590	12,028	15,485
Grant date fair value	$26.89	$26.70	$26.77
Aggregate intrinsic value	$508	$322	$413

Options

We have not issued options since 2009, and all of our options were vested and fully expensed prior to 2017. The table below sets forth information regarding our outstanding options as of the following dates (dollars in thousands, except per share data):

	Options Outstanding and Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2014	559,736	$39.60	2	$167
December 31, 2015	425,347	$42.75	1	$—
December 31, 2016	201,100	$43.35	1	$31
December 31, 2017	60,000	$35.17	1	$—

The aggregate intrinsic value of options exercised was $18,000 in 2017 and $300,000 in 2015. No options were exercised in 2016.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Executive Transition Costs

Our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, Roger A. Waesche, Jr., our President and Chief Executive Officer, left the Company to pursue other interests, and he was not nominated for reelection as a Trustee. The Board appointed Mr. Budorick to our Board of Trustees after the 2016 Annual Meeting of Shareholders. In addition, our Executive Vice President, Development & Construction Services, Wayne H. Lingafelter, and our Senior Vice President, General Counsel and Secretary, Karen M. Singer, departed the Company to pursue other interests effective March 31, 2016 and August 31, 2016, respectively. We recognized executive transition costs of approximately $6.5 million in 2016 primarily for termination benefits in connection with the departures of Mr. Waesche, Mr. Lingafelter and Ms. Singer.

16.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2033. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2017 were as follows (in thousands):

Year Ending December 31,
2018	$372,420
2019	329,760
2020	260,238
2021	207,727
2022	175,123
Thereafter	484,444
$1,829,712

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of December 31, 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; in prior reporting periods, this segment also included suburban properties that did not meet these characteristics (that were since disposed).

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2017
Revenues from real estate operations	$245,613	$47,118	$47,209	$29,540	$14,322	$24,320	$408,122	$68,262	$28,875	$4,721	$509,980
Property operating expenses	(80,697)	(16,938)	(27,812)	(12,619)	(5,783)	(2,709)	(146,558)	(28,982)	(13,551)	(1,873)	(190,964)
UJV NOI allocable to COPT	—	—	—	—	—	5,188	5,188	—	—	—	5,188
NOI from real estate operations	$164,916	$30,180	$19,397	$16,921	$8,539	$26,799	$266,752	$39,280	$15,324	$2,848	$324,204
Additions to long-lived assets	$26,659	$8,115	$71	$8,451	$1,056	$—	$44,352	$25,299	$3,580	$110	$73,341
Transfers from non-operating properties	$43,370	$48,328	$—	$474	$2,159	$107,854	$202,185	$—	$8	$18	$202,211
Segment assets at December 31, 2017	$1,263,567	$402,076	$128,755	$194,476	$108,119	$285,275	$2,382,268	$400,512	$224,422	$4,082	$3,011,284

Year Ended December 31, 2016
Revenues from real estate operations	$245,354	$48,964	$46,803	$28,197	$13,056	$23,836	$406,210	$85,805	$26,869	$7,080	$525,964
Property operating expenses	(83,684)	(17,824)	(27,357)	(12,690)	(4,476)	(2,674)	(148,705)	(34,095)	(11,512)	(3,218)	(197,530)
UJV NOI allocable to COPT	—	—	—	—	—	2,305	2,305	—	—	—	2,305
NOI from real estate operations	$161,670	$31,140	$19,446	$15,507	$8,580	$23,467	$259,810	$51,710	$15,357	$3,862	$330,739
Additions to long-lived assets	$26,267	$17,344	$—	$9,168	$4,352	$—	$57,131	$12,559	$299	$335	$70,324
Transfers from non-operating properties	$49,937	$28,230	$240	$—	$3,169	$103,367	$184,943	$82	$(377)	$(8)	$184,640
Segment assets at December 31, 2016	$1,255,230	$404,438	$131,957	$196,486	$110,395	$209,683	$2,308,189	$442,811	$231,954	$21,293	$3,004,247

Year Ended December 31, 2015
Revenues from real estate operations	$244,274	$49,199	$39,659	$28,177	$11,228	$21,746	$394,283	$98,165	$19,032	$7,588	$519,068
Property operating expenses	(83,309)	(20,107)	(22,004)	(13,229)	(3,497)	(2,298)	(144,444)	(36,165)	(10,402)	(3,477)	(194,488)
NOI from real estate operations	$160,965	$29,092	$17,655	$14,948	$7,731	$19,448	$249,839	$62,000	$8,630	$4,111	$324,580
Additions to long-lived assets	$31,883	$90,248	$—	$7,656	$883	$—	$130,670	$204,139	$132	$328	$335,269
Transfers from non-operating properties	$45,560	$50,690	$32,307	$1,408	$13,190	$51,492	$194,647	$22,313	$89,745	$415	$307,120
Segment assets at December 31, 2015	$1,290,028	$411,196	$134,381	$196,090	$108,038	$203,013	$2,342,746	$608,471	$243,338	$70,914	$3,265,469

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment revenues from real estate operations	$509,980	$525,964	$519,068
Construction contract and other service revenues	102,840	48,364	106,402
Less: Revenues from discontinued operations	—	—	(4)
Total revenues	$612,820	$574,328	$625,466

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment property operating expenses	$190,964	$197,530	$194,488
Less: Property operating expenses from discontinued operations	—	—	6
Total property operating expenses	$190,964	$197,530	$194,494

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
UJV NOI allocable to COPT	$5,188	$2,305	$—
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(2,301)	(993)	—
Add: Equity in (loss) income of unconsolidated non-real estate entities	(5)	20	62
Equity in income of unconsolidated entities	$2,882	$1,332	$62

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

	For the Years Ended December 31,
	2017	2016	2015
Construction contract and other service revenues	$102,840	$48,364	$106,402
Construction contract and other service expenses	(99,618)	(45,481)	(102,696)
NOI from service operations	$3,222	$2,883	$3,706

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
NOI from real estate operations	$324,204	$330,739	$324,580
NOI from service operations	3,222	2,883	3,706
Interest and other income	6,318	5,444	4,517
Equity in income of unconsolidated entities	2,882	1,332	62
Income tax expense	(1,098)	(244)	(199)
Depreciation and other amortization associated with real estate operations	(134,228)	(132,719)	(140,025)
Impairment losses	(15,123)	(101,391)	(23,289)
General, administrative and leasing expenses	(30,837)	(36,553)	(31,361)
Business development expenses and land carry costs	(6,213)	(8,244)	(13,507)
Interest expense	(76,983)	(83,163)	(89,074)
NOI from discontinued operations	—	—	(10)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(5,188)	(2,305)	—
(Loss) gain on early extinguishment of debt	(513)	(1,110)	85,275
COPT consolidated income (loss) from continuing operations	$66,443	$(25,331)	$120,675

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2017	2016
Segment assets	$3,011,284	$3,004,247
Non-operating property assets	411,041	418,171
Other assets	156,159	358,467
Total COPT consolidated assets	$3,578,484	$3,780,885

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

18.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

 COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into COPT common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to our forward equity sale agreements and share-based compensation using the treasury stock or if-converted methods; and

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$66,443	$(25,331)	$120,675
Gain on sales of real estate	9,890	40,986	68,047
Preferred share dividends	(6,219)	(14,297)	(14,210)
Issuance costs associated with redeemed preferred shares	(6,847)	(17)	—
Income from continuing operations attributable to noncontrolling interests	(6,242)	(4,216)	(10,575)
Income from continuing operations attributable to share-based compensation awards	(449)	(419)	(706)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$56,576	$(3,294)	$163,231
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	—	—	6,397
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$56,576	$(3,294)	$169,628
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$56,576	$(3,294)	$163,231
Discontinued operations	—	—	156
Discontinued operations attributable to noncontrolling interests	—	—	(3)
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	$56,576	$(3,294)	$163,384
Dilutive effect of common units in COPLP	—	—	6,403
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$56,576	$(3,294)	$169,787
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	98,969	94,502	93,914
Dilutive effect of forward equity sale agreements and share-based compensation awards	186	—	61
Dilutive effect of common units	—	—	3,692
Denominator for diluted EPS (common shares)	99,155	94,502	97,667
Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.57	$(0.03)	$1.74
Net income (loss) attributable to COPT common shareholders	$0.57	$(0.03)	$1.74
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.57	$(0.03)	$1.74
Net income (loss) attributable to COPT common shareholders	$0.57	$(0.03)	$1.74

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2017	2016	2015
Conversion of common units	3,362	3,633	—
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	—	434	434

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares and deferred share awards of 433,000 for 2017, 385,000 for 2016 and 410,000 for 2015; and

•	weighted average options of 70,000 for 2017, 285,000 for 2016 and 469,000 for 2015.

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

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to our forward equity sale agreements and share-based compensation using the treasury stock or if-converted methods; and

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$66,443	$(25,331)	$120,675
Gain on sales of real estate, net	9,890	40,986	68,047
Preferred unit distributions	(6,879)	(14,957)	(14,870)
Issuance costs associated with redeemed preferred units	(6,847)	(17)	—
Income from continuing operations attributable to noncontrolling interests	(3,646)	(3,715)	(3,523)
Income from continuing operations attributable to share-based compensation awards	(449)	(419)	(706)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$58,512	$(3,453)	$169,623
Discontinued operations	—	—	156
Discontinued operations attributable to noncontrolling interests	—	—	3
Numerator for basic and diluted EPU on net income (loss) attributable to COPLP common unitholders	$58,512	$(3,453)	$169,782
Denominator (all weighted averages):
Denominator for basic EPU (common units)	102,331	98,135	97,606
Dilutive effect of forward equity sale agreements and share-based compensation awards	186	—	61
Denominator for diluted EPU (common units)	102,517	98,135	97,667
Basic EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74
Net income (loss) attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74
Diluted EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74
Net income (loss) attributable to COPLP common unitholders	$0.57	$(0.04)	$1.74

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2017	2016	2015
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	—	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units and deferred share awards of 433,000 for 2017, 385,000 for 2016 and 410,000 for 2015; and

•	weighted average options of 70,000 for 2017, 285,000 for 2016 and 469,000 for 2015.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $981,000 liability through December 31, 2017 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of December 31, 2017 follow (in thousands):

Year Ending December 31,
2018	$1,283
2019	1,267
2020	1,259
2021	1,263
2022	1,149
Thereafter	84,611
$90,832

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, DC for our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur between 2019 and 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments. Future minimum rental payments due under the term of this lease as of December 31, 2017 follow (in thousands):

Year Ending December 31,
2018	$15,829
2020	135
2022	75
Total minimum rental payments	16,039
Less: Amount representing interest	(186)
Capital lease obligation	$15,853

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of December 31, 2017 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	new development and redevelopment obligations of $22.8 million;

•	capital expenditures for operating properties of $44.2 million;

•	third party construction and development of $35.8 million; and

•	other obligations of $0.9 million.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except per share/unit data).

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
COPT and Subsidiaries
Revenues	$139,801	$151,435	$157,017	$164,567	$144,307	$145,927	$142,103	$141,991
Operating income	$35,433	$36,618	$38,939	$24,847	$30,464	$(27,021)	$11,525	$37,442
Income (loss) from continuing operations	$18,850	$19,195	$21,494	$6,904	$8,096	$(48,316)	$(4,829)	$19,718
Net income (loss)	$23,088	$19,207	$22,682	$11,356	$8,096	$(48,316)	$29,272	$26,603
Net (income) loss attributable to noncontrolling interests	(1,733)	(1,345)	(1,766)	(1,398)	(1,270)	897	(1,973)	(1,870)
Net income (loss) attributable to COPT	21,355	17,862	20,916	9,958	6,826	(47,419)	27,299	24,733
Preferred share dividends	(3,180)	(3,039)	—	—	(3,552)	(3,553)	(3,552)	(3,640)
Issuance costs associated with redeemed preferred shares	—	(6,847)	—	—	—	—	—	(17)
Net income (loss) attributable to COPT common shareholders	$18,175	$7,976	$20,916	$9,958	$3,274	$(50,972)	$23,747	$21,076

Basic EPS	$0.18	$0.08	$0.21	$0.10	$0.03	$(0.54)	$0.25	$0.22
Diluted EPS	$0.18	$0.08	$0.21	$0.10	$0.03	$(0.54)	$0.25	$0.22

COPLP and Subsidiaries
Revenues	$139,801	$151,435	$157,017	$164,567	$144,307	$145,927	$142,103	$141,991
Operating income	$35,433	$36,618	$38,939	$24,847	$30,464	$(27,021)	$11,525	$37,442
Income (loss) from continuing operations	$18,850	$19,195	$21,494	$6,904	$8,096	$(48,316)	$(4,829)	$19,718
Net income (loss)	$23,088	$19,207	$22,682	$11,356	$8,096	$(48,316)	$29,272	$26,603
Net income attributable to noncontrolling interests	(934)	(907)	(897)	(908)	(979)	(911)	(913)	(912)
Net income (loss) attributable to COPLP	22,154	18,300	21,785	10,448	7,117	(49,227)	28,359	25,691
Preferred unit distributions	(3,345)	(3,204)	(165)	(165)	(3,717)	(3,718)	(3,717)	(3,805)
Issuance costs associated with redeemed preferred units	—	(6,847)	—	—	—	—	—	(17)
Net income (loss) attributable to COPLP common unitholders	$18,809	$8,249	$21,620	$10,283	$3,400	$(52,945)	$24,642	$21,869

Basic EPU	$0.18	$0.08	$0.21	$0.10	$0.03	$(0.54)	$0.25	$0.22
Diluted EPU	$0.18	$0.08	$0.21	$0.10	$0.03	$(0.54)	$0.25	$0.22

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2017	$603	$368	$(36)	$(328)	$607
Year ended December 31, 2016	$1,525	$(17)	$235	$(1,140)	$603
Year ended December 31, 2015	$717	$1,125	$98	$(415)	$1,525
Allowance for Deferred Rent Receivable
Year ended December 31, 2017	$373	$(9)	$—	$—	$364
Year ended December 31, 2016	$1,962	$(1,589)	$—	$—	$373
Year ended December 31, 2015	$1,418	$—	$544	$—	$1,962
Allowance for Deferred Tax Asset
Year ended December 31, 2017	$2,062	$(646)	$—	$—	$1,416
Year ended December 31, 2016	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2015	$2,062	$—	$—	$—	$2,062

(1) Amounts charged to costs and expenses are net of recoveries. Reduction in allowance for deferred tax asset was the result of a decrease in the corporate tax rate.
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
December 31, 2017
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
100 Light Street (O)	Baltimore, MD	$49,378	$26,715	$58,343	$5,286	$26,715	$63,629	$90,344	$(9,467)	1973	8/7/2015
1000 Redstone Gateway (O)	Huntsville, AL	10,730	—	20,533	5	—	20,538	20,538	(2,465)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	11,222	—	19,593	—	—	19,593	19,593	(1,945)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	118	364	3,227	3,591	(1,309)	2002	6/30/2000
11751 Meadowville Lane (O) (9)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(14,845)	2007	9/15/2006
1200 Redstone Gateway (O)	Huntsville, AL	12,973	—	22,389	—	—	22,389	22,389	(2,264)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	8,590	—	58,375	58,375	(12,800)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	16,433	460	1,288	16,893	18,181	(4,279)	1985/2017	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	5,820	—	48,284	48,284	(11,719)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(7)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	3,868	1,906	11,491	13,397	(6,286)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,124	2,917	16,383	19,300	(8,715)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	5,544	2,517	15,612	18,129	(9,234)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	3,691	3,684	11,208	14,892	(5,419)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,470	905	5,090	5,995	(2,854)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	4,553	1,386	10,129	11,515	(4,808)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	7,071	2,899	19,057	21,956	(9,262)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	6,075	2,484	15,825	18,309	(7,970)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	206	950	4,070	5,020	(192)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	1,768	3,507	31,945	35,452	(10,100)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,487	3,407	25,654	29,061	(8,907)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,815	2,398	14,353	16,751	(7,409)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	2,628	3,731	18,581	22,312	(7,326)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	33	—	1,577	33	1,610	—	(7)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	3,092	1,572	11,267	12,839	(5,410)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	3,072	1,615	11,430	13,045	(5,857)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	6,239	3,436	20,641	24,077	(10,027)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	13,670	27,964	65,660	93,624	(19,942)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	14,994	4,415	35,359	39,774	(12,097)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	3,645	5,753	17,260	23,013	(7,907)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(4,802)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(10)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(5)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	2,919	—	393	2,919	3,312	(13)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,477	—	393	2,477	2,870	(53)	2016	4/30/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	891	613	3,473	4,086	(1,538)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	2,068	1,856	9,493	11,349	(3,279)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	727	522	2,817	3,339	(975)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,892	688	4,752	5,440	(2,325)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,757	773	4,851	5,624	(2,026)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	716	436	2,458	2,894	(839)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	27,048	10,486	69,387	79,873	(29,582)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	16,648	8,275	51,001	59,276	(18,757)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	132	—	—	132	132	(132)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	175	134	1,886	2,020	(283)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	86	113	1,488	1,601	(174)	2010	9/14/2007
2100 L Street (L)	Washington, DC	—	55,615	9,073	—	55,615	9,073	64,688	—	(7)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	5,003	2,881	—	7,884	7,884	(438)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,829	1,422	7,548	8,970	(3,415)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	2,308	1,362	8,099	9,461	(3,768)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	1,489	1,094	6,527	7,621	(2,432)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,967	2,243	18,386	20,629	(6,087)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	537	692	3,588	4,280	(1,527)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	6,942	8,057	41,530	49,587	(6,972)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(5,105)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,304	34,443	517	20,304	34,960	55,264	(3,708)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,563	2,098	22,897	24,995	(9,630)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	4,398	1,737	19,664	21,401	(9,676)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	1,899	2,251	23,510	25,761	(11,727)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	1,218	3,863	30,490	34,353	(10,261)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,270	4,611	15,867	20,478	(7,484)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	8,697	8,737	40,309	49,046	(18,673)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	4,153	—	12,101	629	—	12,730	12,730	(753)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	925	1,517	60,090	61,607	(11,562)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	468	2,648	30,155	32,803	(7,579)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	202	3,411	25,119	28,530	(7,610)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	961	3,260	23,553	26,813	(6,631)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,396	1,422	28,604	30,026	(4,370)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	38,865	—	2,372	38,865	41,237	(1,977)	2016 (8)	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	3,762	261	30,293	30,554	(7,430)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(2,304)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(548)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	145	2,748	38,301	41,049	(5,507)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	560	2,185	28,986	31,171	(8,416)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(5,391)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(6,286)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(4,229)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	—	—	466	—	—	466	466	—	(8)	3/23/2010
4100 Market Street (O)	Huntsville, AL	—	—	1,013	—	—	1,013	1,013	—	(8)	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	119	1,831	23,376	25,207	(2,904)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,750	108	2,370	27,858	30,228	(2,635)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	126	1,852	21,689	23,541	(3,127)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,490	817	3,073	3,890	(838)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,033	405	2,652	3,057	(954)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	148	434	3,970	4,404	(1,448)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	168	344	1,058	1,402	(368)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,881	1,309	5,387	6,696	(2,419)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	147	2,272	13,955	16,227	(2,094)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,680	1,406	7,476	8,882	(3,421)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	1,226	1,200	8,425	9,625	(2,652)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(3,827)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	29,490	—	2,035	29,490	31,525	(260)	2017 (8)	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,018	—	21,090	21,090	(4,260)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	210	—	4,760	4,760	(1,185)	2007	3/8/2006
5801 University Research Court (O)	College Park, MD	—	—	9,423	—	—	9,423	9,423	(36)	(8)	11/9/2016
5825 University Research Court (O)	College Park, MD	21,284	—	22,771	666	—	23,437	23,437	(5,020)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	22,517	—	31,906	405	—	32,311	32,311	(6,306)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	6,866	1,755	13,885	15,640	(6,916)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	11,984	1,605	897	13,589	14,486	(3,839)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	1,278	2,683	24,517	27,200	(6,817)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	3,754	1,242	8,723	9,965	(5,129)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	102	1,753	34,192	35,945	(7,514)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	1,374	449	6,413	6,862	(2,670)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	4,872	2,807	23,970	26,777	(10,176)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,321	1,424	9,017	10,441	(5,698)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	124	675	1,835	2,510	(466)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,959	1,263	16,420	17,683	(8,761)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,358	890	6,919	7,809	(3,932)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	7,095	3,545	17,011	20,556	(8,164)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	3,238	3,596	17,507	21,103	(8,787)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	5,085	3,131	17,188	20,319	(6,178)	1999	5/31/2002
7005 Columbia Gateway Drive (O)	Columbia, MD	—	3,036	753	—	3,036	753	3,789	—	(7)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	829	2,058	6,093	2,178	2,058	8,271	10,329	(3,343)	1999	12/1/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,018	729	5,112	5,841	(2,191)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,151	902	6,835	7,737	(3,113)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,095	919	6,858	7,777	(3,637)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	3,051	1,829	14,874	16,703	(7,037)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	2,354	279	3,361	2,633	5,994	—	1973/1999 (7)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	—	17,126	46,994	15,786	17,126	62,780	79,906	(20,876)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	2,534	1,350	6,893	8,243	(3,192)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,707	353	704	5,060	5,764	(1,422)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,729	1,104	6,247	7,351	(3,459)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	4,657	2,608	1,342	7,265	8,607	(2,796)	1994 (8)	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	813	1,032	4,242	5,274	(1,439)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,774	1,821	6,162	7,983	(2,343)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	2,455	2,732	9,461	12,193	(3,778)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	1,465	1,283	4,561	5,844	(1,798)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(752)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	6,303	—	8,348	5	—	8,353	8,353	(752)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	22,630	4,532	4,089	27,162	31,251	(10,180)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(2,381)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,578	1,479	10,878	12,357	(3,898)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,239	972	5,127	6,099	(2,398)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	6,914	—	9,223	—	—	9,223	9,223	(582)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	4,264	1,565	7,380	8,945	(1,930)	1990	4/28/1999
7740 Milestone Parkway (O)	Hanover, MD	18,203	3,825	34,176	567	3,825	34,743	38,568	(6,482)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	76,315	142	6,387	76,457	82,844	(9,075)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	24,677	62	4,857	24,739	29,596	(1,382)	2015	9/17/2013
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	537	2,317	13,179	15,496	(4,097)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,453	1,510	6,217	7,727	(2,655)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,052	1,718	8,332	10,050	(3,688)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	8,735	2,003	18,177	20,180	(9,370)	1981	8/3/2001
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,466	1,165	8,238	9,403	(4,186)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	2,704	1,156	7,141	8,297	(3,608)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,191	1,215	7,052	8,267	(3,899)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,446	922	6,194	7,116	(2,621)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,438	939	8,194	9,133	(4,254)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	842	4	—	842	4	846	—	(7)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	249,142	3,868	6,050	253,010	259,060	(39,294)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,401	9,578	—	13,401	9,578	22,979	—	(7)	7/2/2007
Bethlehem Tech. Park - DC 18 (O)	Manassas, VA	—	3,599	25,992	—	3,599	25,992	29,591	(306)	2017	6/17/2016
Bethlehem Tech. Park - DC 19 (O)	Manassas, VA	—	3,708	16,362	—	3,708	16,362	20,070	(455)	2016	6/9/2016

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Bethlehem Tech. Park - DC 20 (O)	Manassas, VA	—	3,599	23,625	—	3,599	23,625	27,224	(370)	2017	6/9/2016
Bethlehem Tech. Park - DC 23 (O)	Manassas, VA	—	—	479	—	—	479	479	—	(8)	6/9/2016
BLC 1 (O)	Northern Virginia	—	12,035	368	—	12,035	368	12,403	—	(8)	12/28/2017
BLC 2 (O)	Northern Virginia	—	12,035	292	—	12,035	292	12,327	—	(8)	12/28/2017
Canton Crossing Land (L)	Baltimore, MD	—	16,085	2,698	—	16,085	2,698	18,783	—	(7)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,556	986	7,300	16,542	23,842	(4,475)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,719	—	6,387	3,719	10,106	—	(7)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(7)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	729	—	705	729	1,434	—	(7)	3/24/2004
Innovation Park (L)	Manassas, VA	—	4,443	120	—	4,443	120	4,563	—	(7)	9/1/2016
M Square Research Park (L)	College Park, MD	—	—	3,571	—	—	3,571	3,571	—	(7)	1/29/2008
MR Land (L)	Northern Virginia	—	18,827	293	—	18,827	293	19,120	—	(7)	11/20/2017
National Business Park North (L)	Annapolis Junction, MD	—	28,066	47,802	—	28,066	47,802	75,868	—	(7)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	—	—	1,755	—	1,755	—	(7)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	847	—	7,430	847	8,277	—	(7)	1/20/2006
NOVA Office A (O) (10)	Chantilly, VA	—	2,096	46,835	—	2,096	46,835	48,931	(3,403)	2015	7/31/2002
NOVA Office B (O) (10)	Chantilly, VA	—	739	27,128	—	739	27,128	27,867	(1,128)	2016 (8)	7/31/2002
NOVA Office D (O)	Chantilly, VA	—	6,587	38,758	—	6,587	38,758	45,345	(437)	2017	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	5,241	1,637	10,741	12,378	(3,509)	1974/1985	12/14/2000
Paragon Park - DC 21 (O)	Sterling, VA	—	7,828	17,992	—	7,828	17,992	25,820	(100)	2017	5/8/2017
Paragon Park - DC 22 (O)	Sterling, VA	—	7,828	17,445	—	7,828	17,445	25,273	(68)	2017	5/8/2017
Patriot Point - DC 15 (O)	Ashburn, VA	—	12,156	17,069	—	12,156	17,069	29,225	(752)	2016	10/15/2015
Patriot Point - DC 16 (O)	Ashburn, VA	—	12,156	16,973	—	12,156	16,973	29,129	(709)	2016	10/15/2015
Patriot Point - DC 17 (O)	Ashburn, VA	—	6,078	16,347	—	6,078	16,347	22,425	(520)	2016	10/15/2015
Patriot Ridge (L)	Springfield, VA	—	18,517	14,467	—	18,517	14,467	32,984	—	(7)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	19,152	—	—	19,152	19,152	—	(7)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	1,129	—	—	1,129	—	1,129	—	(7)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,704	—	8,275	3,704	11,979	—	(7)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(10,561)	1982/1985	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(241)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(392)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(3,787)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(3,810)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(2,144)	2015	6/14/2005
Westfields - Park Center (L)	Chantilly, VA	—	16,418	11,264	—	16,418	11,264	27,682	—	(7)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,649	—	7,141	1,649	8,790	—	(7)	7/31/2002
Other Developments, including intercompany eliminations (V)	Various	—	4	283	256	4	539	543	(58)	Various	Various
		$164,506	$697,810	$2,902,516	$380,487	$697,810	$3,283,003	$3,980,813	$(801,038)

(1)	A legend for the Property Type follows: (O) = Office or Data Center Shell Property; (L) = Land held or pre-construction; (D) = Wholesale Data Center; and (V) = Various.

(2)
Excludes our term loan facilities of $348.0 million, unsecured senior notes of $1.2 billion, unsecured notes payable of $1.3 million, and deferred financing costs, net of premiums, on the remaining loans of $668,000.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.5 billion at December 31, 2017.

(4)
As discussed in Note 3 to our Consolidated Financial Statements, we recognized impairment losses of $15.1 million primarily in connection with certain of our land and operating properties, including $13.7 million related to land and operating properties still owned as of December 31, 2017.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Held or under pre-construction at December 31, 2017.

(8)	Under construction or redevelopment at December 31, 2017.

(9)	Classified as held for sale as of December 31, 2017.

(10)	The carrying amounts of these properties under construction exclude allocated costs of the garage being constructed to support the properties.

The following table summarizes our changes in cost of properties for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	2017	2016	2015
Beginning balance	$3,874,715	$4,158,616	$4,014,336
Acquisitions of operating properties	—	—	194,616
Improvements and other additions	259,548	251,960	273,761
Sales	(138,216)	(268,038)	(172,628)
Impairments	(15,116)	(143,502)	(29,548)
Other dispositions	(118)	(124,321)	(121,921)
Ending balance	$3,980,813	$3,874,715	$4,158,616

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2017	2016	2015
Beginning balance	$715,951	$718,680	$703,083
Depreciation expense	107,772	105,763	112,695
Sales	(22,567)	(56,607)	(49,614)
Impairments	—	(42,161)	(6,092)
Other dispositions	(118)	(9,724)	(41,392)
Ending balance	$801,038	$715,951	$718,680