Form 10-Q
period 2018-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2018-05-01
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of April 20, 2018, 102,144,334 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2018, COPT owned approximately 97.0% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 4, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 15, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,740,264	$2,737,611
Projects in development or held for future development	418,015	403,494
Total properties, net	3,158,279	3,141,105
Assets held for sale, net	42,226	42,226
Cash and cash equivalents	8,888	12,261
Investment in unconsolidated real estate joint venture	41,311	41,787
Accounts receivable (net of allowance for doubtful accounts of $742 and $607, respectively)	23,982	31,802
Deferred rent receivable (net of allowance of $375 and $364, respectively)	87,985	86,710
Intangible assets on real estate acquisitions, net	54,600	59,092
Deferred leasing costs (net of accumulated amortization of $29,435 and $29,560, respectively)	47,886	48,322
Investing receivables	58,800	57,493
Prepaid expenses and other assets, net	72,281	74,407
Total assets	$3,596,238	$3,595,205
Liabilities and equity
Liabilities:
Debt, net	$1,854,886	$1,828,333
Accounts payable and accrued expenses	95,721	108,137
Rents received in advance and security deposits	26,569	25,648
Dividends and distributions payable	29,146	28,921
Deferred revenue associated with operating leases	11,246	11,682
Deferred property sale	43,377	43,377
Capital lease obligation	11,778	15,853
Other liabilities	17,643	41,822
Total liabilities	2,090,366	2,103,773
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	23,848	23,125
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 102,150,358 at March 31, 2018 and 101,292,299 at December 31, 2017)	1,022	1,013
Additional paid-in capital	2,221,427	2,201,047
Cumulative distributions in excess of net income	(813,302)	(802,085)
Accumulated other comprehensive income	7,204	2,167
Total Corporate Office Properties Trust’s shareholders’ equity	1,416,351	1,402,142
Noncontrolling interests in subsidiaries:
Common units in COPLP	44,327	45,097
Preferred units in COPLP	8,800	8,800
Other consolidated entities	12,546	12,268
Noncontrolling interests in subsidiaries	65,673	66,165
Total equity	1,482,024	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,596,238	$3,595,205
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$100,834	$100,615
Tenant recoveries and other real estate operations revenue	27,444	26,152
Construction contract and other service revenues	27,198	13,034
Total revenues	155,476	139,801
Expenses
Property operating expenses	50,951	48,519
Depreciation and amortization associated with real estate operations	33,512	33,059
Construction contract and other service expenses	26,216	12,486
General, administrative and leasing expenses	7,292	8,611
Business development expenses and land carry costs	1,614	1,693
Total operating expenses	119,585	104,368
Operating income	35,891	35,433
Interest expense	(18,784)	(18,994)
Interest and other income	1,359	1,726
Income before equity in income of unconsolidated entities and income taxes	18,466	18,165
Equity in income of unconsolidated entities	373	377
Income tax expense	(55)	(40)
Income before gain on sales of real estate	18,784	18,502
Gain on sales of real estate	(4)	4,238
Net income	18,780	22,740
Net income attributable to noncontrolling interests:
Common units in COPLP	(544)	(622)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(921)	(934)
Net income attributable to COPT	17,150	21,019
Preferred share dividends	—	(3,180)
Net income attributable to COPT common shareholders	$17,150	$17,839
Earnings per common share:
Net income attributable to COPT common shareholders - basic	$0.17	$0.18
Net income attributable to COPT common shareholders - diluted	$0.17	$0.18
Dividends declared per common share	$0.275	$0.275

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$18,780	$22,740
Other comprehensive income
Unrealized gain on interest rate derivatives	4,676	224
Loss on interest rate derivatives recognized in interest expense	245	1,184
Other comprehensive income	4,921	1,408
Comprehensive income	23,701	24,148
Comprehensive income attributable to noncontrolling interests	(1,790)	(1,768)
Comprehensive income attributable to COPT	$21,911	$22,380

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(747,825)	$(1,731)	$72,267	$1,612,777
Conversion of common units to common shares (185,000 shares)	—	2	2,535	—	—	(2,537)	—
Common shares issued under at-the-market program (546,782 shares)	—	5	18,217	—	—	—	18,222
Share-based compensation (159,801 shares issued, net of redemptions)	—	2	1,580	—	—	—	1,582
Redemption of vested equity awards	—	—	(1,753)	—	—	—	(1,753)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(246)	—	—	246	—
Comprehensive income	—	—	—	21,019	1,361	1,201	23,581
Dividends	—	—	—	(30,524)	—	—	(30,524)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,101)	(1,101)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,606)	(2,606)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(545)	—	—	—	(545)
Balance at March 31, 2017 (99,390,234 common shares outstanding)	$172,500	$994	$2,136,369	$(757,330)	$(370)	$67,470	$1,619,633

Balance at December 31, 2017 (101,292,299 common shares outstanding)	$—	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	—	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (53,817 shares)	—	1	760	—	—	(761)	—
Common shares issued under forward equity sale agreements (677,000 shares)	—	7	19,969	—	—	—	19,976
Share-based compensation (127,242 shares issued, net of redemptions)	—	1	1,679	—	—	—	1,680
Redemption of vested equity awards	—	—	(1,327)	—	—	—	(1,327)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(164)	—	—	164	—
Comprehensive income	—	—	—	17,150	4,761	1,152	23,063
Dividends	—	—	—	(28,091)	—	—	(28,091)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,044)	(1,044)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(3)	(3)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(537)	—	—	—	(537)
Balance at March 31, 2018 (102,150,358 common shares outstanding)	$—	$1,022	$2,221,427	$(813,302)	$7,204	$65,673	$1,482,024

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$135,027	$132,985
Construction contract and other service revenues received	9,268	23,527
Property operating expenses paid	(43,212)	(40,837)
Construction contract and other service expenses paid	(41,128)	(14,790)
General, administrative, leasing, business development and land carry costs paid	(10,900)	(14,275)
Interest expense paid	(19,092)	(19,549)
Lease incentives paid	(4,204)	(7,729)
Other	436	750
Net cash provided by operating activities	26,195	60,082
Cash flows from investing activities
Construction, development and redevelopment	(17,540)	(35,795)
Tenant improvements on operating properties	(9,077)	(6,916)
Other capital improvements on operating properties	(5,198)	(5,203)
Proceeds from dispositions of properties	—	52,596
Leasing costs paid	(2,015)	(2,042)
Other	(974)	(630)
Net cash (used in) provided by investing activities	(34,804)	2,010
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	82,000	—
Repayments of debt
Revolving Credit Facility	(55,000)	—
Scheduled principal amortization	(1,052)	(1,008)
Payments on capital lease obligation	(4,202)	—
Net proceeds from issuance of common shares	19,989	18,237
Redemption of preferred shares	—	(26,583)
Common share dividends paid	(27,855)	(27,100)
Preferred share dividends paid	—	(3,581)
Distributions paid to noncontrolling interests in COPLP	(1,059)	(1,156)
Redemption of vested equity awards	(1,327)	(1,753)
Other	(5,183)	(3,009)
Net cash provided by (used in) financing activities	6,311	(45,953)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,298)	16,139
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,533	$228,758

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$18,780	$22,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,035	33,570
Amortization of deferred financing costs and net debt discounts	822	1,348
Increase in deferred rent receivable	(1,512)	(191)
Gain on sales of real estate	4	(4,238)
Share-based compensation	1,545	1,488
Other	(907)	(1,447)
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,877	5,007
Decrease in prepaid expenses and other assets, net	8,533	15,479
Decrease in accounts payable, accrued expenses and other liabilities	(43,903)	(12,269)
Increase (decrease) in rents received in advance and security deposits	921	(1,405)
Net cash provided by operating activities	$26,195	$60,082
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$8,888	$226,470
Restricted cash at end of period	3,645	2,288
Cash and cash equivalents and restricted cash at end of period	$12,533	$228,758
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$12,232	$(6,661)
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$4,887	$1,408
Dividends/distributions payable	$29,146	$31,131
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$761	$2,537
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$164	$246
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$537	$545

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2018		December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,740,264		$2,737,611
Projects in development or held for future development	418,015		403,494
Total properties, net	3,158,279		3,141,105
Assets held for sale, net	42,226		42,226
Cash and cash equivalents	8,888		12,261
Investment in unconsolidated real estate joint venture	41,311		41,787
Accounts receivable (net of allowance for doubtful accounts of $742 and $607, respectively)	23,982		31,802
Deferred rent receivable (net of allowance of $375 and $364, respectively)	87,985		86,710
Intangible assets on real estate acquisitions, net	54,600		59,092
Deferred leasing costs (net of accumulated amortization of $29,435 and $29,560, respectively)	47,886		48,322
Investing receivables	58,800		57,493
Prepaid expenses and other assets, net	67,800		69,791
Total assets	$3,591,757		$3,590,589
Liabilities and equity
Liabilities:
Debt, net	$1,854,886		$1,828,333
Accounts payable and accrued expenses	95,721		108,137
Rents received in advance and security deposits	26,569		25,648
Distributions payable	29,146		28,921
Deferred revenue associated with operating leases	11,246		11,682
Deferred property sale	43,377		43,377
Capital lease obligation	11,778	—	15,853
Other liabilities	13,162		37,206
Total liabilities	2,085,885		2,099,157
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	23,848		23,125
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at March 31, 2018 and December 31, 2017	8,800		8,800
Common units, 102,150,358 and 101,292,299 held by the general partner and 3,197,061 and 3,250,878 held by limited partners at March 31, 2018 and December 31, 2017, respectively	1,453,262		1,445,022
Accumulated other comprehensive income	7,370		2,173
Total Corporate Office Properties, L.P.’s equity	1,469,432		1,455,995
Noncontrolling interests in subsidiaries	12,592		12,312
Total equity	1,482,024		1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,591,757		$3,590,589

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$100,834	$100,615
Tenant recoveries and other real estate operations revenue	27,444	26,152
Construction contract and other service revenues	27,198	13,034
Total revenues	155,476	139,801
Expenses
Property operating expenses	50,951	48,519
Depreciation and amortization associated with real estate operations	33,512	33,059
Construction contract and other service expenses	26,216	12,486
General, administrative and leasing expenses	7,292	8,611
Business development expenses and land carry costs	1,614	1,693
Total operating expenses	119,585	104,368
Operating income	35,891	35,433
Interest expense	(18,784)	(18,994)
Interest and other income	1,359	1,726
Income before equity in income of unconsolidated entities and income taxes	18,466	18,165
Equity in income of unconsolidated entities	373	377
Income tax expense	(55)	(40)
Income before gain on sales of real estate	18,784	18,502
Gain on sales of real estate	(4)	4,238
Net income	18,780	22,740
Net income attributable to noncontrolling interests in consolidated entities	(921)	(934)
Net income attributable to COPLP	17,859	21,806
Preferred unit distributions	(165)	(3,345)
Net income attributable to COPLP common unitholders	$17,694	$18,461
Earnings per common unit:
Net income attributable to COPLP common unitholders - basic	$0.17	$0.18
Net income attributable to COPLP common unitholders - diluted	$0.17	$0.18
Distributions declared per common unit	$0.275	$0.275

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$18,780	$22,740
Other comprehensive income
Unrealized gain on interest rate derivatives	4,676	224
Loss on interest rate derivatives recognized in interest expense	245	1,184
Other comprehensive income	4,921	1,408
Comprehensive income	23,701	24,148
Comprehensive income attributable to noncontrolling interests	(921)	(934)
Comprehensive income attributable to COPLP	$22,780	$23,214

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,419,710	$(1,854)	$13,621	$1,612,777
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	546,782	18,222	—	—	18,222
Share-based compensation (units net of redemption)	—	—	—	—	159,801	1,582	—	—	1,582
Redemptions of vested equity awards	—	—	—	—	—	(1,753)	—	—	(1,753)
Comprehensive income	—	165	—	3,180	—	18,461	1,408	367	23,581
Distributions to owners of common and preferred units	—	(165)	—	(3,180)	—	(28,280)	—	—	(31,625)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,606)	(2,606)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(545)	—	—	(545)
Balance at March 31, 2017	352,000	$8,800	6,900,000	$172,500	102,795,625	$1,427,397	$(446)	$11,382	$1,619,633

Balance at December 31, 2017	352,000	$8,800	—	$—	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	—	—	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	677,000	19,976	—	—	19,976
Share-based compensation (units net of redemption)	—	—	—	—	127,242	1,680	—	—	1,680
Redemptions of vested equity awards	—	—	—	—	—	(1,327)	—	—	(1,327)
Comprehensive income	—	165	—	—	—	17,694	4,921	283	23,063
Distributions to owners of common and preferred units	—	(165)	—	—	—	(28,970)	—	—	(29,135)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(3)	(3)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(537)	—	—	(537)
Balance at March 31, 2018	352,000	$8,800	—	$—	105,347,419	$1,453,262	$7,370	$12,592	$1,482,024

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$135,027	$132,985
Construction contract and other service revenues received	9,268	23,527
Property operating expenses paid	(43,212)	(40,837)
Construction contract and other service expenses paid	(41,128)	(14,790)
General, administrative, leasing, business development and land carry costs paid	(10,900)	(14,275)
Interest expense paid	(19,092)	(19,549)
Lease incentives paid	(4,204)	(7,729)
Other	436	750
Net cash provided by operating activities	26,195	60,082
Cash flows from investing activities
Construction, development and redevelopment	(17,540)	(35,795)
Tenant improvements on operating properties	(9,077)	(6,916)
Other capital improvements on operating properties	(5,198)	(5,203)
Proceeds from dispositions of properties	—	52,596
Leasing costs paid	(2,015)	(2,042)
Other	(974)	(630)
Net cash (used in) provided by investing activities	(34,804)	2,010
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	82,000	—
Repayments of debt
Revolving Credit Facility	(55,000)	—
Scheduled principal amortization	(1,052)	(1,008)
Payments on capital lease obligation	(4,202)	—
Net proceeds from issuance of common units	19,989	18,237
Redemption of preferred units	—	(26,583)
Common unit distributions paid	(28,749)	(28,091)
Preferred unit distributions paid	(165)	(3,746)
Redemption of vested equity awards	(1,327)	(1,753)
Other	(5,183)	(3,009)
Net cash provided by (used in) financing activities	6,311	(45,953)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,298)	16,139
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,533	$228,758

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$18,780	$22,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,035	33,570
Amortization of deferred financing costs and net debt discounts	822	1,348
Increase in deferred rent receivable	(1,512)	(191)
Gain on sales of real estate	4	(4,238)
Share-based compensation	1,545	1,488
Other	(907)	(1,447)
Operating changes in assets and liabilities:
Decrease in accounts receivable	7,877	5,007
Decrease in prepaid expenses and other assets, net	8,398	14,193
Decrease in accounts payable, accrued expenses and other liabilities	(43,768)	(10,983)
Increase (decrease) in rents received in advance and security deposits	921	(1,405)
Net cash provided by operating activities	$26,195	$60,082
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$8,888	$226,470
Restricted cash at end of period	3,645	2,288
Cash and cash equivalents and restricted cash at end of period	$12,533	$228,758
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$12,232	$(6,661)
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$4,887	$1,408
Distributions payable	$29,146	$31,131
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$537	$545

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2018, our properties included the following:

•
159 properties totaling 17.6 million square feet comprised of 144 office properties and 15 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
seven properties under construction or redevelopment (four office properties and three data center shells) that we estimate will total approximately 619,000 square feet upon completion, including one partially-operational property; and

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2018, COPT owned 97.0% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2017 Annual Report on Form 10-K as updated for our adoption of recent accounting pronouncements discussed below.

Reclassification

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including restricted cash and marketable securities that were reclassified to the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets after having been reported on a separate line in our previous Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2018 regarding the recognition of revenue from contracts with customers (“Topic 606”). Under this guidance, an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We determined that Topic 606 is applicable to our construction contract and other service revenues, which includes predominantly construction and design projects performed primarily for tenants of our properties. We used the modified retrospective method for contracts that were not completed as of January 1, 2018. Under this method, the cumulative effect of initially applying the guidance is recognized as an adjustment to the opening balance of retained earnings as of the date of initial application. Our adoption of Topic 606 effective January 1, 2018 did not affect our consolidated financial statements other than additional disclosure provided in accordance with the guidance. We did not elect to use any of the practical expedients provided for under the guidance. As discussed further below, once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019, Topic 606 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities).

We adopted guidance issued by the FASB effective January 1, 2018 that requires entities to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. For equity investments without readily determinable fair values, the guidance permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. Our adoption of this guidance had no effect on our consolidated financial statements.

We adopted guidance issued by the FASB retrospectively effective January 1, 2018 that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. Our adoption of this guidance had no effect on our consolidated financial statements.

We adopted guidance issued by the FASB retrospectively effective January 1, 2018 that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  As a result of our adoption of this guidance, the change in restricted cash is no longer reported as either operating or investing activities on our statements of cash flows. Our restricted cash primarily consists of cash escrowed under mortgage debt for capital improvements and real estate taxes and certain tenant security deposits. Our adoption of this guidance had the following effects on our consolidated statements of cash flows for the three months ended March 31, 2017 (in thousands):

	As Previously Reported	Impact of Adoption	As Adjusted
Net cash provided by operating activities	$60,637	$(555)	$60,082
Net cash provided by investing activities	$1,923	$87	$2,010
Net increase in cash and cash equivalents and restricted cash	$16,607	$(468)	$16,139
Beginning of period cash and cash equivalents and restricted cash	$209,863	$2,756	$212,619
End of period cash and cash equivalents and restricted cash	$226,470	$2,288	$228,758

We adopted guidance issued by the FASB that clarifies the scope of provisions and accounting for nonfinancial asset derecognition, including partial sales of real estate assets, effective January 1, 2018 using the full retrospective method. The new guidance requires recognition of a sale of real estate and resulting gain or loss when control transfers and the buyer has the ability to direct use of, or obtain substantially all of the remaining benefit from, the asset (which generally will occur on the closing date); the factor of continuing involvement is no longer a specific consideration for the timing of recognition. The new guidance eliminates the need to consider adequacy of buyer investment, which was replaced by additional judgments regarding collectability and intent and/or ability to pay. The new guidance also requires an entity to derecognize nonfinancial assets and in-substance nonfinancial assets once it transfers control of such assets. When an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction; as a result, sales and partial sales of real estate assets are now subject to the same derecognition model as all other nonfinancial assets. We had a transaction in July 2016 accounted for as a partial sale under the previous guidance that meets the criteria for immediate full gain recognition under the new guidance; as a result, we retrospectively recognized an additional $18 million in income in 2016 that was being amortized into income in subsequent periods under the previous guidance. The recognition pattern for our other sales of real estate were not changed by this new guidance. The full retrospective method requires adjustment of each reporting period presented at the time of adoption.

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPT and subsidiaries (in thousands):

	As of December 31, 2017			As of March 31, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolidated real estate joint venture	$25,066	$16,721	$41,787	$25,417	$17,765	$43,182	$25,548	$18,113	$43,661
Cumulative distributions in excess of net income	$(818,190)	$16,105	$(802,085)	$(774,445)	$17,115	$(757,330)	$(765,276)	$17,451	$(747,825)
Noncontrolling interests in subsidiaries	$65,549	$616	$66,165	$66,820	$650	$67,470	$71,605	$662	$72,267

	For the Three Months Ended March 31, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$725	$(348)	$377
Income before gain on sales of real estate	$18,850	$(348)	$18,502
Net income	$23,088	$(348)	$22,740
Net income attributable to noncontrolling interests - Common units in COPLP	$(634)	$12	$(622)
Net income attributable to COPT	$21,355	$(336)	$21,019
Net income attributable to COPT common shareholders	$18,175	$(336)	$17,839
Comprehensive income	$24,496	$(348)	$24,148
Comprehensive income attributable to COPT	$22,716	$(336)	$22,380

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPLP and subsidiaries (in thousands):

	As of December 31, 2017			As of March 31, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolid. real estate joint venture	$25,066	$16,721	$41,787	$25,417	$17,765	$43,182	$25,548	$18,113	$43,661
Common units	$1,428,301	$16,721	$1,445,022	$1,409,632	$17,765	$1,427,397	$1,401,597	$18,113	$1,419,710

	For the Three Months Ended March 31, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$725	$(348)	$377
Income before gain on sales of real estate	$18,850	$(348)	$18,502
Net income	$23,088	$(348)	$22,740
Net income attributable to COPLP	$22,154	$(348)	$21,806
Net income attributable to COPLP common unitholders	$18,809	$(348)	$18,461
Comprehensive income	$24,496	$(348)	$24,148
Comprehensive income attributable to COPLP	$23,562	$(348)	$23,214

Adoption of this guidance had no impact to cash provided by or used in operating, financing or investing activities on our consolidated statements of cash flows for the three months ended March 31, 2017.

We early adopted guidance issued by the FASB effective January 1, 2018 that makes targeted improvements to hedge accounting. This new guidance simplifies the application of hedge accounting and better aligns financial reporting for hedging activities with companies’ economic objectives in undertaking those activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income instead of income. The new guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. We adopted this guidance using the modified retrospective transition method under which we eliminated $276,000 in previously-recorded cumulative hedge ineffectiveness as of January 1, 2018 by means of a cumulative-effect adjustment to our beginning balance of accumulated other comprehensive income (“AOCI”), with a corresponding adjustment to the beginning balance of: cumulative distributions in excess of net income for COPT and subsidiaries; and common units for COPLP and subsidiaries.

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

◦
Deferral of non-incremental lease costs: Under the new lease guidance, we will no longer be able to defer the recognition of non-incremental costs in connection with new or extended tenant leases (refer to amounts reported in our 2017 Annual Report on Form 10-K for amounts deferred in 2017, 2016 and 2015). Upon adoption of the new guidance, we would expense previously deferred non-incremental lease costs for existing leases unless we elect the package of practical expedients, in which case such costs would remain deferred and amortized over the remaining lease terms.

◦
Lease revenue reporting: Under the issued and approved guidance, we believed that the new revenue standard would apply to executory costs and other components of revenue deemed to be non-lease components (such as common area maintenance and provision of utilities), in which case we would need: to separate the lease components of revenue due under leases from the non-lease components; and recognize revenue on the non-lease components as the related services are delivered, which could result in a change to our revenue recognition pattern. However, in March 2018, the FASB tentatively approved a practical expedient to provide lessors with an option to not separate lease components of revenue from non-lease components if: the timing and pattern of transfer of these components is the same as the related lease; and the lease would continue to be classified as an operating lease;

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases; as of March 31, 2018, our future minimum rental payments under these leases totaled $89.7 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize right-of-use assets and lease liabilities for the present value of these minimum lease payments. We also believe that these types of leases most likely would be classified as finance leases under the new guidance, which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, we expect to elect to apply the package of practical expedients under which we would continue to account for our existing ground leases as operating leases upon adoption of the guidance.

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

3.     Revenue Recognition on Construction Contract and Other Service Revenues

We enter into construction contracts to complete various design and construction services primarily for our United States Government tenants. The revenues and expenses from these services consist primarily of subcontracted costs that are reimbursed to us by our customers along with a fee. These services are an ancillary component of our overall operations, with small operating margins relative to the revenue. We review each contract to determine the performance obligations and allocate the transaction price. We recognize revenue under these contracts as services are performed in an amount that reflects the consideration we expect to receive in exchange for those services. Our performance obligations are satisfied over time as work progresses. Revenue recognition is determined using the input method based on costs incurred as of point in time relative to the total estimated costs at completion to measure progress toward satisfying our performance obligations. We believe incurred costs of work performed best depicts the transfer of control of the services being transferred to the customer.

In determining whether the performance obligations of each construction contract should be accounted for separately versus together, we consider numerous factors that may require significant judgment, including: whether the components contracted are substantially the same with the same pattern of transfer; whether the customer could contract with another party to perform construction based on our design project; and whether the customer can elect not to move forward after the design phase of the contract. Most of our contracts have a single performance obligation as the promise to transfer the services is not separately identifiable from other obligations in the contracts and, therefore, are not distinct. Some contracts have multiple performance obligations, most commonly due to having distinct project phases for design and construction for which our customer is making decisions and managing separately. In these cases, we allocate the transaction price between these performance obligations based on the amounts separately set forth in the contracts for such obligations. Contract modifications, such as change orders, are routine for our construction contracts and are generally determined to be additions to the existing performance obligations because they would have been part of the initial performance obligations if they were identified at the initial contract date.

We have three main types of compensation arrangements for our construction contracts: guaranteed maximum price (“GMP”); firm fixed price (“FFP”); and cost-plus fee.

•
GMP contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs, up to a maximum contract amount. We generally enter into GMP contracts for projects that are significant in nature based on the size of the project and total fees, and for which the full scope of the project has not been determined as of the contract date. GMP contracts are lower risk to us than FFP contracts since the costs and revenue move proportionately to one another;

•
FFP contracts provide for revenue equal to a fixed fee. These contracts are typically lower in value and scope relative to GMP contracts, and are generally entered into when the scope of the project is well defined. Typically, we assume more risk with FFP contracts than GMP contracts since the revenue is fixed and we could realize losses or less than expected profits if we incur more costs than originally estimated. However, these types of contracts offer the opportunity for additional profits when we complete the work for less than originally estimated. Determining the estimated total costs for contracts under an FFP compensation arrangement may require significant judgment and has a direct effect on our revenue recognition pattern;

•
Cost-plus fee contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs but, unlike GMP contracts, do not have a maximum contract amount. We do not frequently enter into cost-plus fee contracts. Similar to GMP contracts, cost-plus fee contracts are low risk to us since the costs and revenue move proportionately to one another.

Construction contract cost estimates are based on various assumptions, such as performance of subcontractors and cost and availability of materials, to project the outcome of future events over the course of the project. We review and update these estimates regularly as a significant change could affect the profitability of our construction contracts. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method as the modification does not create a new performance obligation. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Construction contract revenues:
GMP	$20,486	$6,589
FFP	6,435	6,198
Cost-plus fee	58	17
Other	219	230
	$27,198	$13,034

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Construction contract revenues:
Construction	$25,915	$10,091
Design	1,064	2,713
Other	219	230
	$27,198	$13,034

We recognized revenue from performance obligations satisfied (or partially satisfied) in previous periods of $309,000 and $146,000 in three months ended March 31, 2018 and 2017, respectively.

Our timing of revenue recognition for construction contracts generally differs from the timing of invoicing to customers. We recognize such revenue as we satisfy our performance obligations. Payment terms and conditions vary by contract type. Under most of our contracts, we bill customers monthly, as work progresses, in accordance with the contract terms, with payment due in 30 days, although customers occasionally pay in advance of services being provided. We have determined that our contracts generally do not include a significant financing component. The primary purpose of the timing of our invoicing is for convenience, not to receive financing from our customers or to provide customers with financing. Additionally, the timing of transfer of the services is often at the discretion of the customer. We recognized no impairment losses on construction contracts receivable or unbilled construction revenue in the periods set forth herein.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$4,577	$4,131
Ending balance	$4,021	$7,376

Under most of our contracts, we bill customers one month subsequent to revenue recognition, resulting in contract assets representing unbilled construction revenue. Contract assets, which we refer to herein as construction costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$4,884	$10,350
Ending balance	$4,250	$4,451

Our contract liabilities consist of advance payments from our customers or billings in excess of construction contract revenue recognized. Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$27,402	$32,650
Ending balance	$8,279	$40,485
Revenue recognized included in beginning balance	$19,297	$4,199

The change in the contract liabilities balance reported above for the three months ended March 31, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2018 that will be recognized as revenue in future periods was $23.5 million, all of which we expect to recognize during the remainder of 2018.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues.

4.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.5 million as of March 31, 2018, and is included in the accompanying COPT consolidated balance sheets in the line entitled “prepaid expenses and other assets, net”. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 7, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 9, we estimated the fair value of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 7 for investing receivables, Note 9 for debt and Note 10 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,433	$—	$—	$4,433
Other	48	—	—	48
Interest rate derivatives (1)	—	7,960	—	7,960
Total assets	$4,481	$7,960	$—	$12,441
Liabilities:
Deferred compensation plan liability (2)	$—	$4,481	$—	$4,481

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$7,960	$—	$7,960

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

5.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$457,459	$455,680
Buildings and improvements	3,096,262	3,068,124
Less: Accumulated depreciation	(813,457)	(786,193)
Operating properties, net	$2,740,264	$2,737,611

Projects in development or held for future development consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$239,141	$240,825
Development in progress, excluding land	178,874	162,669
Projects in development or held for future development	$418,015	$403,494

Our property held for sale is 11751 Meadowville Lane, a property in our Data Center Shells sub-segment, the sale of which was not recognized for accounting purposes. We provided a financial guaranty to the buyer under which we provide an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. We account for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes (and will not until the guaranty expires) and we reported the sales proceeds as a liability on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 on the line entitled deferred property sale. We do not expect to incur any losses under this financial guaranty. The table below sets forth the components of this property’s assets as of March 31, 2018 and December 31, 2017 (in thousands):

Properties, net	$38,670
Deferred rent receivable	3,237
Deferred leasing costs, net	319
Assets held for sale, net	$42,226

2018 Construction Activities

During the three months ended March 31, 2018, we placed into service 74,000 square feet in one newly-constructed property and 11,000 square feet in one partially-operational property under redevelopment. As of March 31, 2018, we had six properties under construction, or which we were contractually committed to construct, that we estimate will total 597,000 square feet upon completion and one partially-operational property under redevelopment that we estimate will total 22,000 square feet upon completion.

6.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2018 (dollars in thousands):

		Nominal
		Ownership		March 31, 2018 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	3/31/2018	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$161,290	$74,509	$52,511
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	71,556	44,909	45,436
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	73,240	—	15,469
				$306,086	$119,418	$113,416

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland.

(4)	This joint venture’s property is in Washington, DC.

Unconsolidated Joint Venture

As of March 31, 2018, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center shell properties in Virginia, that we account for using the equity method of accounting. As of March 31, 2018, we had an investment balance in GI-COPT of $41.3 million.

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Notes receivable from the City of Huntsville	$55,779	$54,472
Other investing loans receivable	3,021	3,021
	$58,800	$57,493

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of March 31, 2018 or December 31, 2017.  The fair value of these receivables approximated their carrying amounts as of March 31, 2018 and December 31, 2017.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net of COPT and its subsidiaries consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Lease incentives, net	$18,838	$19,011
Prepaid expenses	17,093	24,670
Interest rate derivatives	7,960	3,073
Furniture, fixtures and equipment, net	5,331	5,256
Marketable securities in deferred compensation plan	4,481	4,616
Construction contract costs incurred in excess of billings	4,250	4,884
Restricted cash	3,645	2,570
Non-real estate equity method investments	2,410	2,412
Deferred tax asset, net (1)	1,837	1,892
Other assets	6,436	6,023
Prepaid expenses and other assets, net	$72,281	$74,407

(1) Includes a valuation allowance of $1.4 million.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2018	December 31, 2017	Stated Interest Rates as of	Scheduled Maturity as of
			March 31, 2018	March 31, 2018
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$149,835	$150,723	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt	13,029	13,115	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	162,864	163,838
Revolving Credit Facility	153,000	126,000	LIBOR + 0.875% to 1.60% (5)	May 2019 (6)
Term Loan Facilities (7)	348,072	347,959	LIBOR + 0.90% to 1.85% (8)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,659	347,551	3.60% (9)	May 2023
5.250%, $250,000 aggregate principal	246,765	246,645	5.25% (10)	February 2024
3.700%, $300,000 aggregate principal	298,444	298,322	3.70% (11)	June 2021
5.000%, $300,000 aggregate principal	296,824	296,731	5.00% (12)	July 2025
Unsecured note payable	1,258	1,287	0% (13)	May 2026
Total debt, net	$1,854,886	$1,828,333

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.8 million as of March 31, 2018 and $5.0 million as of December 31, 2017.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $332,000 as of March 31, 2018 and $349,000 as of December 31, 2017.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.18% as of March 31, 2018.

(4)	The interest rate on our variable rate secured debt was 3.51% as of March 31, 2018.

(5)	The weighted average interest rate on the Revolving Credit Facility was 2.77% as of March 31, 2018.

(6)
The facility matures in May 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(7)
As of March 31, 2018, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(8)	The weighted average interest rate on these loans was 3.03% as of March 31, 2018.

(9)
The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of March 31, 2018 and $1.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $2.9 million as of March 31, 2018 and $3.0 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.2 million as of March 31, 2018 and $1.3 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(12) The carrying value of these notes reflects an unamortized discount totaling $2.6 million as of March 31, 2018 and $2.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(13)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $353,000 as of March 31, 2018 and $373,000 as of December 31, 2017.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2018, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.4 million in the three months ended March 31, 2018 and $1.5 million in the three months ended March 31, 2017.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Fixed-rate debt
Unsecured Senior Notes	$1,189,692	$1,222,102	$1,189,249	$1,229,398
Other fixed-rate debt	151,093	151,271	152,010	152,485
Variable-rate debt	514,101	512,371	487,074	485,694
	$1,854,886	$1,885,744	$1,828,333	$1,867,577

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2018	December 31, 2017
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$662	$252
13,121	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	312	213
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	2,794	1,046
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	2,808	1,051
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	1,384	511
						$7,960	$3,073

(1)     The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$7,960	$3,073

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Income
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
Derivatives in Hedging Relationships	2018	2017	Statement of Operations Location	2018	2017
Interest rate derivatives	$4,676	$224	Interest expense	$(245)	$(1,184)

Over the next 12 months, we estimate that approximately $942,000 of gains will be reclassified from AOCI as a decrease to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. We are not in default with any of these provisions. As of March 31, 2018, we did not have any derivatives in liability positions. As of March 31, 2018, we had not posted any collateral related to these agreements.

11.    Redeemable Noncontrolling Interests

Our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC (discussed further in Note 6), have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures. The table below sets forth the activity for these redeemable noncontrolling interests (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$23,125	$22,979
Distributions to noncontrolling interests	(452)	(415)
Net income attributable to noncontrolling interests	638	567
Adjustment to arrive at fair value of interests	537	545
Ending balance	$23,848	$23,676

12.    Equity

During the three months ended March 31, 2018, COPT issued 677,000 common shares under its forward equity sale agreements for net proceeds of $20.0 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under the forward equity sale agreements was 6.8 million common shares as of March 31, 2018.

During the three months ended March 31, 2018, certain COPLP limited partners converted 53,817 common units in COPLP for an equal number of common shares in COPT.

As of March 31, 2018, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $70.0 million in common share sales.

See Note 14 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of March 31, 2018 and December 31, 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; during 2017, this segment also included suburban properties that did not meet these characteristics (that were since disposed).

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended March 31, 2018
Revenues from real estate operations	$62,782	$12,561	$11,443	$7,870	$3,633	$5,831	$104,120	$15,284	$8,077	$797	$128,278
Property operating expenses	(21,604)	(4,723)	(6,598)	(3,304)	(1,440)	(794)	(38,463)	(7,878)	(4,258)	(352)	(50,951)
UJV NOI allocable to COPT	—	—	—	—	—	1,199	1,199	—	—	—	1,199
NOI from real estate operations	$41,178	$7,838	$4,845	$4,566	$2,193	$6,236	$66,856	$7,406	$3,819	$445	$78,526
Additions to long-lived assets	$7,121	$1,940	$—	$1,108	$79	$—	$10,248	$3,884	$36	$127	$14,295
Transfers from non-operating properties	$17,186	$341	$—	$(3)	$444	$1,114	$19,082	$—	$1,012	$—	$20,094
Segment assets at March 31, 2018	$1,273,359	$399,202	$127,855	$192,116	$107,096	$302,120	$2,401,748	$397,355	$222,738	$4,125	$3,025,966
Three Months Ended March 31, 2017
Revenues from real estate operations	$60,855	$11,707	$11,634	$7,010	$3,460	$5,522	$100,188	$18,276	$6,770	$1,533	$126,767
Property operating expenses	(20,520)	(4,452)	(6,802)	(3,209)	(1,371)	(659)	(37,013)	(7,486)	(3,365)	(655)	(48,519)
UJV NOI allocable to COPT	—	—	—	—	—	1,202	1,202	—	—	—	1,202
NOI from real estate operations	$40,335	$7,255	$4,832	$3,801	$2,089	$6,065	$64,377	$10,790	$3,405	$878	$79,450
Additions to long-lived assets	$3,422	$2,468	$—	$2,168	$132	$—	$8,190	$7,120	$1,574	$156	$17,040
Transfers from non-operating properties	$13,416	$222	$—	$—	$(4)	$(1,015)	$12,619	$—	$8	$18	$12,645
Segment assets at March 31, 2017	$1,258,437	$361,449	$131,194	$195,892	$109,171	$224,254	$2,280,397	$439,079	$229,630	$21,011	$2,970,117

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Segment revenues from real estate operations	$128,278	$126,767
Construction contract and other service revenues	27,198	13,034
Total revenues	$155,476	$139,801

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
UJV NOI allocable to COPT	$1,199	$1,202
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(824)	(824)
Add: Equity in loss of unconsolidated non-real estate entities	(2)	(1)
Equity in income of unconsolidated entities	$373	$377

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

	For the Three Months Ended March 31,
	2018	2017
Construction contract and other service revenues	$27,198	$13,034
Construction contract and other service expenses	(26,216)	(12,486)
NOI from service operations	$982	$548

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income before gain on sales of real estate as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
NOI from real estate operations	$78,526	$79,450
NOI from service operations	982	548
Interest and other income	1,359	1,726
Equity in income of unconsolidated entities	373	377
Income tax expense	(55)	(40)
Depreciation and other amortization associated with real estate operations	(33,512)	(33,059)
General, administrative and leasing expenses	(7,292)	(8,611)
Business development expenses and land carry costs	(1,614)	(1,693)
Interest expense	(18,784)	(18,994)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,199)	(1,202)
Income before gain on sales of real estate	$18,784	$18,502

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2018	March 31, 2017
Segment assets	$3,025,966	$2,970,117
Non-operating property assets	425,951	429,690
Other assets	144,321	357,324
Total COPT consolidated assets	$3,596,238	$3,757,131

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that UJV NOI allocable to COPT are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

14.    Share-Based Compensation

Performance Share Awards (“PSUs”)

On January 1, 2018, our Board of Trustees granted 59,110 PSUs with an aggregate grant date fair value of $1.9 million to our three executives.  The PSUs have a performance period beginning on January 1, 2018 and concluding on the earlier of December 31, 2020 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we, in settlement of the award will:

•	issue a number of fully-vested COPT common shares equal to the number of earned PSUs in settlement of the award plan; and

•
pay cash equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited. PSUs do not carry voting rights.

We computed a grant date fair value of $31.97 per PSU using a Monte Carlo model. Significant assumptions for that model included the following: baseline common share value of $29.20; expected volatility for COPT common shares of 17.0%; and a risk-free interest rate of 2.04%.

We issued 13,328 common shares on February 22, 2018 to executives in settlement of PSUs issued in 2015, representing 75% of the target award for those PSUs.

Restricted Shares

During the three months ended March 31, 2018, certain employees were granted a total of 181,617 restricted common shares with an aggregate grant date fair value of $4.6 million (weighted average of $25.18 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2018, forfeiture restrictions lapsed on 134,460 previously issued common shares; these shares had a weighted average grant date fair value of $29.49 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.4 million.

15.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into COPT common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to COPT’s forward equity sale agreements and our share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to COPT	$17,150	$21,019
Preferred share dividends	—	(3,180)
Income attributable to share-based compensation awards	(117)	(125)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$17,033	$17,714
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	100,999	98,411
Dilutive effect of share-based compensation awards	144	155
Denominator for diluted EPS (common shares)	101,143	98,566
Basic EPS	$0.17	$0.18
Diluted EPS	$0.17	$0.18

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2018	2017
Conversion of common units	3,221	3,446
Conversion of Series I preferred units	176	176

The following securities were also excluded from the computation of diluted EPS because their effects were not dilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2018 of 7.5 million;

•	weighted average restricted shares and deferred share awards for the three months ended March 31, 2018 and 2017 of 444,000 and 392,000, respectively; and

•	weighted average options for the three months ended March 31, 2018 and 2017 of 60,000 and 140,000, respectively.

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to COPT’s forward equity sale agreements and our share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common units that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to COPLP	$17,859	$21,806
Preferred unit distributions	(165)	(3,345)
Income attributable to share-based compensation awards	(117)	(125)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$17,577	$18,336
Denominator (all weighted averages):
Denominator for basic EPU (common units)	104,220	101,857
Dilutive effect of share-based compensation awards	144	155
Denominator for diluted EPU (common units)	104,364	102,012
Basic EPU	$0.17	$0.18
Diluted EPU	$0.17	$0.18

Our diluted EPU computations do not include the effect of 176,000 common units resulting from an assumed conversion of the Series I preferred units since such a conversion would increase diluted EPU for the three months ended March 31, 2018 and 2017. The following securities were also excluded from the computation of diluted EPU because their effects were not dilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2018 of 7.5 million;

•	weighted average restricted units and deferred share awards for the three months ended March 31, 2018 and 2017 of 444,000 and 392,000, respectively; and

•	weighted average options for the three months ended March 31, 2018 and 2017 of 60,000 and 140,000, respectively.

16.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  Management believes that it is reasonably possible that we could incur losses pursuant to such claims but do not believe such losses would materially affect our financial position, liquidity or our results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $995,000 liability through March 31, 2018 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of March 31, 2018 follow (in thousands):

Year Ending December 31,
2018 (1)	$961
2019	1,267
2020	1,260
2021	1,264
2022	1,151
Thereafter	84,611
$90,514

(1) Represents the nine months ending December 31, 2018.

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, DC for our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur between 2019 and 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments. Future minimum rental payments due under the term of this lease as of March 31, 2018 follow (in thousands):

Year Ending December 31,
2018 (1)	$11,628
2020	135
2022	75
Total minimum rental payments	11,838
Less: Amount representing interest	(60)
Capital lease obligation	$11,778

(1) Represents the nine months ending December 31, 2018.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of March 31, 2018 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	new development and redevelopment obligations of $64.8 million;

•	capital expenditures for operating properties of $45.9 million;

•	third party construction and development of $14.3 million; and

•	other obligations of $2.5 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2018:

•	we finished the period with our office and data center shell portfolio 91.0% occupied;

•	we placed into service an aggregate of 85,000 square feet in two newly-constructed or redeveloped properties that were 52.6% leased as of March 31, 2018; and

•
COPT issued 677,000 common shares under its forward equity sale agreements for net proceeds of $20.0 million, which it contributed to COPLP in exchange for an equal number of units in COPLP. COPLP used the proceeds to repay borrowings under our Revolving Credit Facility that funded development costs.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed:

•
include total information pertaining to six properties owned through an unconsolidated real estate joint venture except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest; and

•
exclude, for purposes of amounts reported as of March 31, 2018 and December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019.  Accordingly, we did not recognize the sale of this property for accounting purposes, and we reported the sales proceeds as a liability on our consolidated balance sheet.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	March 31, 2018	December 31, 2017
Occupancy rates at period end
Total	91.0%	93.6%
Defense/IT Locations:
Fort Meade/BW Corridor	90.5%	95.6%
Northern Virginia Defense/IT	82.6%	89.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	88.0%	87.7%
Redstone Arsenal	98.2%	98.2%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	91.7%	95.2%
Regional Office	86.8%	89.5%
Other	80.0%	34.4%
Average contractual annual rental rate per square foot at period end (1)	$29.93	$29.84

(1)
Includes estimated expense reimbursements. Amounts reported include the portion of six properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2017	17,345	16,227
Square feet vacated upon lease expiration (1)	—	(317)
Occupancy of previously vacated space in connection with new leases (2)	—	93
Square feet constructed or redeveloped (3)	415	33
Square feet removed from operations	(128)	—
Other changes	(19)	(3)
March 31, 2018	17,613	16,033

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

(3)
Includes 330,000 unoccupied square feet that were completed in 2016 but reported as construction projects through December 31, 2017 since they were held for future lease to the United States Government.

Total occupancy decreased from December 31, 2017 to March 31, 2018 due primarily to the addition of 404,000 unoccupied, newly-constructed square feet during the period, including 243,000 in the Fort Meade/BW Corridor sub-segment and 161,000 in the Northern Virginia Defense/IT sub-segment.

During the three months ended March 31, 2018, we completed 854,000 square feet of leasing, including: renewed leases on 712,000 square feet, representing 72.6% of the square footage of our lease expirations (including the effect of early renewals); 71,000 of construction and redevelopment space; and 71,000 in other leasing.

Wholesale Data Center

Our 19.25 megawatt wholesale data center had 16.86 megawatts leased as of March 31, 2018 and December 31, 2017.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•	office and data center shell properties:

•	continually owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for sale. We define these as changes from “Same Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•	disposed (including a property reported as held for sale as of December 31, 2017, the sale of which in 2017 was not recognized for accounting purposes); and

•	our wholesale data center.

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

Since both of the measures discussed above exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income before gain on sales of real estate reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 13 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$128,278	$126,767	$1,511
Construction contract and other service revenues	27,198	13,034	14,164
Total revenues	155,476	139,801	15,675
Expenses
Property operating expenses	50,951	48,519	2,432
Depreciation and amortization associated with real estate operations	33,512	33,059	453
Construction contract and other service expenses	26,216	12,486	13,730
General, administrative and leasing expenses	7,292	8,611	(1,319)
Business development expenses and land carry costs	1,614	1,693	(79)
Total operating expenses	119,585	104,368	15,217
Operating income	35,891	35,433	458
Interest expense	(18,784)	(18,994)	210
Interest and other income	1,359	1,726	(367)
Equity in income of unconsolidated entities	373	377	(4)
Income tax expense	(55)	(40)	(15)
Income before gain on sales of real estate	18,784	18,502	282
Gain on sales of real estate	(4)	4,238	(4,242)
Net income	$18,780	$22,740	$(3,960)

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$88,861	$89,067	$(206)
Lease termination revenue	1,008	706	302
Tenant recoveries and other real estate operations revenue	24,185	24,063	122
Same Properties total revenues	114,054	113,836	218
Constructed and redeveloped properties placed in service	5,893	494	5,399
Wholesale data center	8,077	6,770	1,307
Dispositions	135	5,545	(5,410)
Other	119	122	(3)
	128,278	126,767	1,511
Property operating expenses
Same Properties	(45,012)	(43,039)	(1,973)
Constructed and redeveloped properties placed in service	(1,610)	(652)	(958)
Wholesale data center	(4,258)	(3,365)	(893)
Dispositions	(21)	(1,250)	1,229
Other	(50)	(213)	163
	(50,951)	(48,519)	(2,432)

Same Properties UJV NOI allocable to COPT	1,199	1,202	(3)

NOI from real estate operations
Same Properties	70,241	71,999	(1,758)
Constructed and redeveloped properties placed in service	4,283	(158)	4,441
Wholesale data center	3,819	3,405	414
Dispositions	114	4,295	(4,181)
Other	69	(91)	160
	$78,526	$79,450	$(924)
Same Properties rent statistics
Average occupancy rate	91.1%	91.2%	-0.1%
Average straight-line rent per occupied square foot (1)	$6.38	$6.38	$—

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 148 properties, comprising 92.8% of our office and data center shell portfolio’s square footage as of March 31, 2018. This pool of properties included the following changes from the pool used for purposes of comparing 2017 and 2016 in our 2017 Annual Report on Form 10-K: the addition of fourteen properties placed in service and 100% operational on or before January 1, 2017 (including six unconsolidated real estate joint venture properties and two properties added to our rentable square feet in 2018 that were previously reported as construction projects since they were held for future lease to the United States Government); and the removal of one property in 2018 for which we have no leasing plan or intention to allocate future capital. The decrease in our Same Properties NOI from real estate operations was due primarily to higher snow and utilities expenses in the current period, as well as higher real estate taxes at certain properties resulting from increased property assessments.

Our NOI from constructed and redeveloped properties placed in service included 11 properties placed in service in 2017 and 2018.

NOI from Service Operations

	For the Three Months Ended March 31,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$27,198	$13,034	$14,164
Construction contract and other service expenses	26,216	12,486	13,730
NOI from service operations	$982	$548	$434

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

Gain on Sales of Real Estate

We recognized a gain on sales of real estate of $4.2 million in the prior period in connection with a land sale.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment; loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three months ended March 31, 2018 and 2017, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars and shares in thousands, except per share data)
Net income	$18,780	$22,740
Add: Real estate-related depreciation and amortization	33,512	33,059
Add: Depreciation and amortization on UJV allocable to COPT	563	563
Less: Gain on sales of previously depreciated operating properties	4	(19)
FFO	52,859	56,343
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(944)	(978)
Less: Preferred share dividends	—	(3,180)
Basic and diluted FFO allocable to share-based compensation awards	(213)	(216)
Basic and diluted FFO available to common share and common unit holders	51,537	51,804
Gain on sales of non-operating properties	—	(4,219)
Gain on interest rate derivatives	—	(453)
Executive transition costs	163	699
Demolition costs on redevelopment properties	39	222
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	14
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$51,738	$48,067

Weighted average common shares	100,999	98,411
Conversion of weighted average common units	3,221	3,446
Weighted average common shares/units - Basic FFO	104,220	101,857
Dilutive effect of share-based compensation awards	144	155
Weighted average common shares/units - Diluted FFO	104,364	102,012

Diluted FFO per share	$0.49	$0.51
Diluted FFO per share, as adjusted for comparability	$0.50	$0.47

Denominator for diluted EPS	101,143	98,566
Weighted average common units	3,221	3,446
Denominator for diluted FFO per share measures	104,364	102,012

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2018 (in thousands):

Construction, development and redevelopment	$34,725
Tenant improvements on operating properties (1)	7,796
Capital improvements on operating properties	1,921
$44,442
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities decreased by $33.9 million when comparing the three months ended March 31, 2018 and 2017 due primarily to lower net cash flows from construction contract and other services.

Net cash flow from investing activities decreased $36.8 million when comparing the three months ended March 31, 2018 and 2017 due primarily to a decrease in property sales in 2018 relative to 2017, which was offset in part by lower cash outlays for development in 2018 relative to 2017.

Net cash flow provided by financing activities in the three months ended March 31, 2018 was $6.3 million, and included the following:

•	dividends and/or distributions to equity holders of $28.9 million; offset in part by

•	net debt borrowings of $25.9 million; and

•	net proceeds from the issuance of common shares (or units) of $20.0 million.

Net cash flow used in financing activities in the three months ended March 31, 2017 was $46.0 million, and included the following:

•	dividends and/or distributions to equity holders of $31.8 million; and

•	redemption of preferred shares (or units) of $26.6 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $18.2 million.

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

As of March 31, 2018, COPT owned 97.0% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of March 31, 2018, COPLP had $8.9 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and it pays an extension fee of 0.075% of the total availability of the facility. As of March 31, 2018, the maximum borrowing capacity under this facility totaled $800.0 million, of which $647.0 million was available.

As of March 31, 2018, COPT had forward equity sale agreements in place with 6.8 million shares available for future issuance with a settlement value of $200.4 million that we expect to use to fund development costs.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales.

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$153,000	$112,132	$300,000	$250,000	$1,026,830	$1,841,962
Scheduled principal payments (3)	3,189	4,387	4,024	3,875	4,033	6,645	26,153
Interest on debt (3)(4)	55,457	70,698	66,847	58,795	53,697	63,592	369,086
New construction and redevelopment obligations (5)(6)	64,283	521	—	—	—	—	64,804
Third-party construction and development obligations (6)(7)	14,254	—	—	—	—	—	14,254
Capital expenditures for operating properties (3)(6)(8)	24,147	15,426	6,283	—	—	—	45,856
Capital lease obligation (principal and interest)	11,628	—	135	—	75	—	11,838
Operating leases (3)	961	1,267	1,260	1,264	1,151	84,611	90,514
Other obligations (3)	446	468	259	182	178	933	2,466
Total contractual cash obligations	$174,365	$245,767	$190,940	$364,116	$309,134	$1,182,611	$2,466,933

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $13.2 million. As of March 31, 2018, maturities included $153.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of March 31, 2018 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2018 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $240 million on construction and development costs and approximately $50 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2018.

We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility and proceeds from common shares issued under COPT’s forward equity sale agreements.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2018, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the three months ended March 31, 2018.

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

The following table sets forth as of March 31, 2018 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,902	$3,991	$3,718	$303,875	$4,033	$1,033,475	$1,351,994
Weighted average interest rate	4.37%	4.36%	3.96%	3.70%	3.98%	4.48%	4.30%
Variable rate debt (2)	$287	$153,396	$112,438	$—	$250,000	$—	$516,121
Weighted average interest rate (3)	3.51%	2.94%	3.12%	—%	3.02%	—%	3.02%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $13.2 million.

(2)	As of March 31, 2018, maturities included $153.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of March 31, 2018 for variable rate debt.

The fair value of our debt was $1.9 billion as of March 31, 2018.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $64 million as of March 31, 2018.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2018 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $434,000 in the three months ended March 31, 2018 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of March 31, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the COPT’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of March 31, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2017 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2018, 53,817 of COPLP’s common units were exchanged for 53,817 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	May 1, 2018	Dated:	May 1, 2018