Form 10-Q
period 2018-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2018-07-31
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 20, 2018, 103,263,449 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2018, COPT owned approximately 97.0% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,760,632	$2,737,611
Projects in development or held for future development	422,905	403,494
Total properties, net	3,183,537	3,141,105
Assets held for sale, net	42,226	42,226
Cash and cash equivalents	8,472	12,261
Investment in unconsolidated real estate joint venture	40,806	41,787
Accounts receivable (net of allowance for doubtful accounts of $811 and $607, respectively)	23,656	31,802
Deferred rent receivable (net of allowance of $423 and $364, respectively)	89,606	86,710
Intangible assets on real estate acquisitions, net	50,586	59,092
Deferred leasing costs (net of accumulated amortization of $29,546 and $29,560, respectively)	48,183	48,322
Investing receivables	54,427	57,493
Prepaid expenses and other assets, net	70,863	74,407
Total assets	$3,612,362	$3,595,205
Liabilities and equity
Liabilities:
Debt, net	$1,871,445	$1,828,333
Accounts payable and accrued expenses	88,885	108,137
Rents received in advance and security deposits	24,905	25,648
Dividends and distributions payable	29,449	28,921
Deferred revenue associated with operating leases	10,783	11,682
Deferred property sale	43,377	43,377
Capital lease obligation	640	15,853
Other liabilities	9,849	41,822
Total liabilities	2,079,333	2,103,773
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	24,544	23,125
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 103,260,495 at June 30, 2018 and 101,292,299 at December 31, 2017)	1,033	1,013
Additional paid-in capital	2,254,430	2,201,047
Cumulative distributions in excess of net income	(822,270)	(802,085)
Accumulated other comprehensive income	9,012	2,167
Total Corporate Office Properties Trust’s shareholders’ equity	1,442,205	1,402,142
Noncontrolling interests in subsidiaries:
Common units in COPLP	44,651	45,097
Preferred units in COPLP	8,800	8,800
Other consolidated entities	12,829	12,268
Noncontrolling interests in subsidiaries	66,280	66,165
Total equity	1,508,485	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,612,362	$3,595,205

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$101,121	$101,347	$201,955	$201,962
Tenant recoveries and other real estate operations revenue	28,041	26,950	55,485	53,102
Construction contract and other service revenues	17,581	23,138	44,779	36,172
Total revenues	146,743	151,435	302,219	291,236
Expenses
Property operating expenses	49,446	48,628	100,397	97,147
Depreciation and amortization associated with real estate operations	33,190	32,793	66,702	65,852
Construction contract and other service expenses	16,941	22,315	43,157	34,801
Impairment losses	—	1,625	—	1,625
General, administrative and leasing expenses	7,628	7,859	14,920	16,470
Business development expenses and land carry costs	1,234	1,597	2,848	3,290
Total operating expenses	108,439	114,817	228,024	219,185
Operating income	38,304	36,618	74,195	72,051
Interest expense	(18,945)	(19,163)	(37,729)	(38,157)
Interest and other income	1,439	1,583	2,798	3,309
Loss on early extinguishment of debt	—	(513)	—	(513)
Income before equity in income of unconsolidated entities and income taxes	20,798	18,525	39,264	36,690
Equity in income of unconsolidated entities	373	370	746	747
Income tax expense	(63)	(48)	(118)	(88)
Income before gain on sales of real estate	21,108	18,847	39,892	37,349
Gain on sales of real estate	(23)	12	(27)	4,250
Net income	21,085	18,859	39,865	41,599
Net income attributable to noncontrolling interests:
Common units in COPLP	(608)	(261)	(1,152)	(883)
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(878)	(907)	(1,799)	(1,841)
Net income attributable to COPT	19,434	17,526	36,584	38,545
Preferred share dividends	—	(3,039)	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	(6,847)	—	(6,847)
Net income attributable to COPT common shareholders	$19,434	$7,640	$36,584	$25,479

Earnings per common share:
Net income attributable to COPT common shareholders - basic	$0.19	$0.08	$0.36	$0.26
Net income attributable to COPT common shareholders - diluted	$0.19	$0.08	$0.36	$0.26
Dividends declared per common share	$0.275	$0.275	$0.550	$0.550

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$21,085	$18,859	$39,865	$41,599
Other comprehensive income
Unrealized gain (loss) on interest rate derivatives	1,912	(1,800)	6,588	(1,576)
(Gain) loss on interest rate derivatives recognized in interest expense	(47)	941	198	2,125
Equity in other comprehensive income of equity method investee	—	39	—	39
Other comprehensive income (loss)	1,865	(820)	6,786	588
Comprehensive income	22,950	18,039	46,651	42,187
Comprehensive income attributable to noncontrolling interests	(1,708)	(1,306)	(3,498)	(3,074)
Comprehensive income attributable to COPT	$21,242	$16,733	$43,153	$39,113

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(747,825)	$(1,731)	$72,267	$1,612,777
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (187,000 shares)	—	2	2,562	—	—	(2,564)	—
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (189,948 shares issued, net of redemptions)	—	2	3,045	—	—	—	3,047
Redemption of vested equity awards	—	—	(1,813)	—	—	—	(1,813)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(514)	—	—	514	—
Comprehensive income	—	—	—	38,545	568	1,934	41,047
Dividends	—	—	—	(60,922)	—	—	(60,922)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,202)	(2,202)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,610)	(2,610)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(401)	—	—	—	(401)
Balance at June 30, 2017 (99,471,641 common shares outstanding)	$—	$995	$2,146,119	$(777,049)	$(1,163)	$67,339	$1,436,241

Balance at December 31, 2017 (101,292,299 common shares outstanding)	$—	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	—	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (53,817 shares)	—	1	760	—	—	(761)	—
Common shares issued under forward equity sale agreements (1,777,000 shares)	—	18	52,209	—	—	—	52,227
Share-based compensation (137,379 shares issued, net of redemptions)	—	1	3,399	—	—	—	3,400
Redemption of vested equity awards	—	—	(1,525)	—	—	—	(1,525)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(702)	—	—	702	—
Comprehensive income	—	—	—	36,584	6,569	2,269	45,422
Dividends	—	—	—	(56,493)	—	—	(56,493)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,088)	(2,088)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(758)	—	—	—	(758)
Balance at June 30, 2018 (103,260,495 common shares outstanding)	$—	$1,033	$2,254,430	$(822,270)	$9,012	$66,280	$1,508,485

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$262,602	$254,392
Construction contract and other service revenues received	18,411	39,917
Property operating expenses paid	(83,642)	(79,683)
Construction contract and other service expenses paid	(62,624)	(31,996)
General, administrative, leasing, business development and land carry costs paid	(15,148)	(20,315)
Interest expense paid	(36,155)	(36,351)
Lease incentives paid	(4,825)	(9,375)
Other	2,093	940
Net cash provided by operating activities	80,712	117,529
Cash flows from investing activities
Construction, development and redevelopment	(67,749)	(85,926)
Tenant improvements on operating properties	(18,352)	(13,711)
Other capital improvements on operating properties	(8,584)	(11,780)
Proceeds from dispositions of properties	—	54,798
Leasing costs paid	(3,838)	(3,904)
Other	1,715	1,746
Net cash used in investing activities	(96,808)	(58,777)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	153,000	213,000
Repayments of debt
Revolving Credit Facility	(109,000)	(19,000)
Scheduled principal amortization	(2,101)	(2,013)
Other debt repayments	—	(200,000)
Payments on capital lease obligation	(15,379)	—
Net proceeds from issuance of common shares	52,277	19,835
Redemption of preferred shares	—	(199,083)
Common share dividends paid	(55,950)	(54,439)
Preferred share dividends paid	—	(9,305)
Distributions paid to noncontrolling interests in COPLP	(2,110)	(2,274)
Redemption of vested equity awards	(1,525)	(1,813)
Other	(5,370)	(2,952)
Net cash provided by (used in) financing activities	13,842	(258,044)
Net decrease in cash and cash equivalents and restricted cash	(2,254)	(199,292)
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,577	$13,327

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,865	$41,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,684	66,948
Impairment losses	—	1,618
Amortization of deferred financing costs and net debt discounts	1,648	2,613
(Increase) decrease in deferred rent receivable	(3,470)	669
Gain on sales of real estate	27	(4,250)
Share-based compensation	3,132	2,820
Other	(777)	(1,861)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,050	(8,304)
Decrease in prepaid expenses and other assets, net	14,718	22,418
Decrease in accounts payable, accrued expenses and other liabilities	(49,422)	(2,387)
Decrease in rents received in advance and security deposits	(743)	(4,354)
Net cash provided by operating activities	$80,712	$117,529
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$8,472	$10,606
Restricted cash at end of period	4,105	2,721
Cash and cash equivalents and restricted cash at end of period	$12,577	$13,327
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$2,909	$(4,927)
Increase in property in connection with capital lease obligation	$—	$16,127
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$6,719	$513
Equity in other comprehensive income of an equity method investee	$—	$39
Dividends/distributions payable	$29,449	$28,462
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$761	$2,564
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$702	$514
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$758	$401

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,760,632	$2,737,611
Projects in development or held for future development	422,905	403,494
Total properties, net	3,183,537	3,141,105
Assets held for sale, net	42,226	42,226
Cash and cash equivalents	8,472	12,261
Investment in unconsolidated real estate joint venture	40,806	41,787
Accounts receivable (net of allowance for doubtful accounts of $811 and $607, respectively)	23,656	31,802
Deferred rent receivable (net of allowance of $423 and $364, respectively)	89,606	86,710
Intangible assets on real estate acquisitions, net	50,586	59,092
Deferred leasing costs (net of accumulated amortization of $29,546 and $29,560, respectively)	48,183	48,322
Investing receivables	54,427	57,493
Prepaid expenses and other assets, net	66,669	69,791
Total assets	$3,608,168	$3,590,589
Liabilities and equity
Liabilities:
Debt, net	$1,871,445	$1,828,333
Accounts payable and accrued expenses	88,885	108,137
Rents received in advance and security deposits	24,905	25,648
Distributions payable	29,449	28,921
Deferred revenue associated with operating leases	10,783	11,682
Deferred property sale	43,377	43,377
Capital lease obligation	640	15,853
Other liabilities	5,655	37,206
Total liabilities	2,075,139	2,099,157
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	24,544	23,125
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at June 30, 2018 and December 31, 2017	8,800	8,800
Common units, 103,260,495 and 101,292,299 held by the general partner and 3,197,061 and 3,250,878 held by limited partners at June 30, 2018 and December 31, 2017, respectively	1,477,575	1,445,022
Accumulated other comprehensive income	9,235	2,173
Total Corporate Office Properties, L.P.’s equity	1,495,610	1,455,995
Noncontrolling interests in subsidiaries	12,875	12,312
Total equity	1,508,485	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,608,168	$3,590,589

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$101,121	$101,347	$201,955	$201,962
Tenant recoveries and other real estate operations revenue	28,041	26,950	55,485	53,102
Construction contract and other service revenues	17,581	23,138	44,779	36,172
Total revenues	146,743	151,435	302,219	291,236
Expenses
Property operating expenses	49,446	48,628	100,397	97,147
Depreciation and amortization associated with real estate operations	33,190	32,793	66,702	65,852
Construction contract and other service expenses	16,941	22,315	43,157	34,801
Impairment losses	—	1,625	—	1,625
General, administrative and leasing expenses	7,628	7,859	14,920	16,470
Business development expenses and land carry costs	1,234	1,597	2,848	3,290
Total operating expenses	108,439	114,817	228,024	219,185
Operating income	38,304	36,618	74,195	72,051
Interest expense	(18,945)	(19,163)	(37,729)	(38,157)
Interest and other income	1,439	1,583	2,798	3,309
Loss on early extinguishment of debt	—	(513)	—	(513)
Income before equity in income of unconsolidated entities and income taxes	20,798	18,525	39,264	36,690
Equity in income of unconsolidated entities	373	370	746	747
Income tax expense	(63)	(48)	(118)	(88)
Income before gain on sales of real estate	21,108	18,847	39,892	37,349
Gain on sales of real estate	(23)	12	(27)	4,250
Net income	21,085	18,859	39,865	41,599
Net income attributable to noncontrolling interests in consolidated entities	(878)	(907)	(1,799)	(1,841)
Net income attributable to COPLP	20,207	17,952	38,066	39,758
Preferred unit distributions	(165)	(3,204)	(330)	(6,549)
Issuance costs associated with redeemed preferred units	—	(6,847)	—	(6,847)
Net income attributable to COPLP common unitholders	$20,042	$7,901	$37,736	$26,362
Earnings per common unit:
Net income attributable to COPLP common unitholders - basic	$0.19	$0.08	$0.36	$0.26
Net income attributable to COPLP common unitholders - diluted	$0.19	$0.08	$0.36	$0.26
Distributions declared per common unit	$0.275	$0.275	$0.550	$0.550

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$21,085	$18,859	$39,865	$41,599
Other comprehensive income
Unrealized gain (loss) on interest rate derivatives	1,912	(1,800)	6,588	(1,576)
(Gain) loss on interest rate derivatives recognized in interest expense	(47)	941	198	2,125
Equity in other comprehensive income of equity method investee	—	39	—	39
Other comprehensive income (loss)	1,865	(820)	6,786	588
Comprehensive income	22,950	18,039	46,651	42,187
Comprehensive income attributable to noncontrolling interests	(878)	(907)	(1,799)	(1,841)
Comprehensive income attributable to COPLP	$22,072	$17,132	$44,852	$40,346

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,419,710	$(1,854)	$13,621	$1,612,777
Redemption of preferred units resulting from redemption of preferred shares	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	189,948	3,047	—	—	3,047
Redemptions of vested equity awards	—	—	—	—	—	(1,813)	—	—	(1,813)
Comprehensive income	—	330	—	6,219	—	33,209	588	701	41,047
Distributions to owners of common and preferred units	—	(330)	—	(6,219)	—	(56,575)	—	—	(63,124)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,610)	(2,610)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(401)	—	—	(401)
Balance at June 30, 2017	352,000	$8,800	—	$—	102,875,032	$1,416,995	$(1,266)	$11,712	$1,436,241

Balance at December 31, 2017	352,000	$8,800	—	$—	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	—	—	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	1,777,000	52,227	—	—	52,227
Share-based compensation (units net of redemption)	—	—	—	—	137,379	3,400	—	—	3,400
Redemptions of vested equity awards	—	—	—	—	—	(1,525)	—	—	(1,525)
Comprehensive income	—	330	—	—	—	37,736	6,786	570	45,422
Distributions to owners of common and preferred units	—	(330)	—	—	—	(58,251)	—	—	(58,581)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(758)	—	—	(758)
Balance at June 30, 2018	352,000	$8,800	—	$—	106,457,556	$1,477,575	$9,235	$12,875	$1,508,485

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$262,602	$254,392
Construction contract and other service revenues received	18,411	39,917
Property operating expenses paid	(83,642)	(79,683)
Construction contract and other service expenses paid	(62,624)	(31,996)
General, administrative, leasing, business development and land carry costs paid	(15,148)	(20,315)
Interest expense paid	(36,155)	(36,351)
Lease incentives paid	(4,825)	(9,375)
Other	2,093	940
Net cash provided by operating activities	80,712	117,529
Cash flows from investing activities
Construction, development and redevelopment	(67,749)	(85,926)
Tenant improvements on operating properties	(18,352)	(13,711)
Other capital improvements on operating properties	(8,584)	(11,780)
Proceeds from dispositions of properties	—	54,798
Leasing costs paid	(3,838)	(3,904)
Other	1,715	1,746
Net cash used in investing activities	(96,808)	(58,777)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	153,000	213,000
Repayments of debt
Revolving Credit Facility	(109,000)	(19,000)
Scheduled principal amortization	(2,101)	(2,013)
Other debt repayments	—	(200,000)
Payments on capital lease obligation	(15,379)	—
Net proceeds from issuance of common units	52,277	19,835
Redemption of preferred units	—	(199,083)
Common unit distributions paid	(57,730)	(56,383)
Preferred unit distributions paid	(330)	(9,635)
Redemption of vested equity awards	(1,525)	(1,813)
Other	(5,370)	(2,952)
Net cash provided by (used in) financing activities	13,842	(258,044)
Net decrease in cash and cash equivalents and restricted cash	(2,254)	(199,292)
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,577	$13,327

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,865	$41,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,684	66,948
Impairment losses	—	1,618
Amortization of deferred financing costs and net debt discounts	1,648	2,613
(Increase) decrease in deferred rent receivable	(3,470)	669
Gain on sales of real estate	27	(4,250)
Share-based compensation	3,132	2,820
Other	(777)	(1,861)
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable	8,050	(8,304)
Decrease in prepaid expenses and other assets, net	14,296	21,126
Decrease in accounts payable, accrued expenses and other liabilities	(49,000)	(1,095)
Decrease in rents received in advance and security deposits	(743)	(4,354)
Net cash provided by operating activities	$80,712	$117,529
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$8,472	$10,606
Restricted cash at end of period	4,105	2,721
Cash and cash equivalents and restricted cash at end of period	$12,577	$13,327
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$2,909	$(4,927)
Increase in property in connection with capital lease obligation	$—	$16,127
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$6,719	$513
Equity in other comprehensive income of an equity method investee	$—	$39
Distributions payable	$29,449	$28,462
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$758	$401

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2018, our properties included the following:

•
159 properties totaling 17.7 million square feet comprised of 143 office properties and 16 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
nine properties under construction or redevelopment (five office properties and four data center shells) that we estimate will total approximately 1.0 million square feet upon completion, including one partially-operational property; and

•	approximately 1,000 acres of land controlled for future development that we believe could be developed into approximately 12.3 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2018, COPT owned 97.0% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Reclassification

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including restricted cash and marketable securities that were reclassified to the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets after having been reported on a separate line in our Quarterly Reports on Form 10-Q filed in prior years and previous Annual Reports on Form 10-K.

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

We adopted guidance issued by the FASB retrospectively effective January 1, 2018 that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  As a result of our adoption of this guidance, the change in restricted cash is no longer reported as either operating or investing activities on our statements of cash flows. Our restricted cash primarily consists of cash escrowed under mortgage debt for capital improvements and real estate taxes and certain tenant security deposits. Our adoption of this guidance had the following effects on our consolidated statements of cash flows for the six months ended June 30, 2017 (in thousands):

	As Previously Reported	Impact of Adoption	As Adjusted
Net cash provided by operating activities	$117,737	$(208)	$117,529
Net cash used in investing activities	$(58,950)	$173	$(58,777)
Net decrease in cash and cash equivalents and restricted cash	$(199,257)	$(35)	$(199,292)
Beginning of period cash and cash equivalents and restricted cash	$209,863	$2,756	$212,619
End of period cash and cash equivalents and restricted cash	$10,606	$2,721	$13,327

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

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPT and subsidiaries (in thousands):

	As of December 31, 2017			As of June 30, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolidated real estate joint venture	$25,066	$16,721	$41,787	$25,335	$17,417	$42,752	$25,548	$18,113	$43,661
Cumulative distributions in excess of net income	$(818,190)	$16,105	$(802,085)	$(793,828)	$16,779	$(777,049)	$(765,276)	$17,451	$(747,825)
Noncontrolling interests in subsidiaries	$65,549	$616	$66,165	$66,701	$638	$67,339	$71,605	$662	$72,267

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$718	$(348)	$370	$1,443	$(696)	$747
Income before gain on sales of real estate	$19,195	$(348)	$18,847	$38,045	$(696)	$37,349
Net income	$19,207	$(348)	$18,859	$42,295	$(696)	$41,599
Net income attributable to noncontrolling interests - Common units in COPLP	$(273)	$12	$(261)	$(907)	$24	$(883)
Net income attributable to COPT	$17,862	$(336)	$17,526	$39,217	$(672)	$38,545
Net income attributable to COPT common shareholders	$7,976	$(336)	$7,640	$26,151	$(672)	$25,479
Comprehensive income	$18,387	$(348)	$18,039	$42,883	$(696)	$42,187
Comprehensive income attributable to COPT	$17,069	$(336)	$16,733	$39,785	$(672)	$39,113

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPLP and subsidiaries (in thousands):

	As of December 31, 2017			As of June 30, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolid. real estate joint venture	$25,066	$16,721	$41,787	$25,335	$17,417	$42,752	$25,548	$18,113	$43,661
Common units	$1,428,301	$16,721	$1,445,022	$1,399,578	$17,417	$1,416,995	$1,401,597	$18,113	$1,419,710

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$718	$(348)	$370	$1,443	$(696)	$747
Income before gain on sales of real estate	$19,195	$(348)	$18,847	$38,045	$(696)	$37,349
Net income	$19,207	$(348)	$18,859	$42,295	$(696)	$41,599
Net income attributable to COPLP	$18,300	$(348)	$17,952	$40,454	$(696)	$39,758
Net income attributable to COPLP common unitholders	$8,249	$(348)	$7,901	$27,058	$(696)	$26,362
Comprehensive income	$18,387	$(348)	$18,039	$42,883	$(696)	$42,187
Comprehensive income attributable to COPLP	$17,480	$(348)	$17,132	$41,042	$(696)	$40,346

Adoption of this guidance had no impact to cash provided by or used in operating, financing or investing activities on our consolidated statements of cash flows for the six months ended June 30, 2017.

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

◦
Lease revenue reporting: Under the issued and approved guidance, we believed that the new revenue standard would apply to executory costs and other components of revenue deemed to be non-lease components (such as common area maintenance and provision of utilities), in which case we would need: to separate the lease components of revenue due under leases from the non-lease components; and recognize revenue on the non-lease components as the related services are delivered, which could result in a change to our revenue recognition pattern. However, in March 2018, the FASB tentatively approved a practical expedient to provide lessors with an option to not separate lease components of revenue from non-lease components if: the timing and pattern of transfer of these components is the same as the related lease; and the lease would continue to be classified as an operating lease.

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases; as of June 30, 2018, our future minimum rental payments under these leases totaled $89.4 million, with various expiration dates extending to the year 2100. While we are still in the process of evaluating these leases under the new guidance, we believe that we will be required to recognize right-of-use assets and lease liabilities for the present value of these minimum lease payments. We also believe that these types of leases most likely would be classified as finance leases under the new guidance, which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, we expect to elect to apply the package of practical expedients under which we would continue to account for our existing ground leases as operating leases upon adoption of the guidance.

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

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Construction contract revenues:
GMP	$9,539	$18,317	$30,025	$24,906
FFP	6,288	4,587	12,723	10,785
Cost-plus fee	1,496	—	1,554	17
Other	258	234	477	464
	$17,581	$23,138	$44,779	$36,172

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Construction contract revenues:
Construction	$16,668	$21,078	$42,583	$31,169
Design	655	1,826	1,719	4,539
Other	258	234	477	464
	$17,581	$23,138	$44,779	$36,172

We recognized revenue from performance obligations satisfied (or partially satisfied) in previous periods of $10,000 and $401,000 in the three months ended June 30, 2018 and 2017, respectively; and $319,000 and $547,000 in the six months ended June 30, 2018 and 2017, respectively.

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

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$4,577	$4,131
Ending balance	$4,805	$11,946

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

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$4,884	$10,350
Ending balance	$4,158	$3,620

Our contract liabilities consist of advance payments from our customers or billings in excess of construction contract revenue recognized. Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$27,402	$32,650
Ending balance	$515	$40,209
Portion of beginning balance recognized in revenue during:
Three months ended June 30	$7,999	$16,762
Six months ended June 30	$27,296	$20,961

The change in the contract liabilities balance reported above for the six months ended June 30, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2018 that will be recognized as revenue in future periods was $16.1 million, virtually all of which we expect to recognize during the remainder of 2018.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues.

4.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.2 million as of June 30, 2018, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,146	$—	$—	$4,146
Other	48	—	—	48
Interest rate derivatives (1)	—	9,792	—	9,792
Total assets	$4,194	$9,792	$—	$13,986
Liabilities:
Deferred compensation plan liability (2)	$—	$4,194	$—	$4,194

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$9,792	$—	$9,792

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

5.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$469,494	$455,680
Buildings and improvements	3,130,616	3,068,124
Less: Accumulated depreciation	(839,478)	(786,193)
Operating properties, net	$2,760,632	$2,737,611

Projects in development or held for future development consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$232,758	$240,825
Development in progress, excluding land	190,147	162,669
Projects in development or held for future development	$422,905	$403,494

Our property held for sale is 11751 Meadowville Lane, a property in our Data Center Shells sub-segment, the sale of which was not recognized for accounting purposes. We provided a financial guaranty to the buyer under which we provided an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019. We account for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes (and will not until the guaranty expires) and we reported the sales proceeds as a liability on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 in the line entitled “deferred property sale.” We do not expect to incur any losses under this financial guaranty. The table below sets forth the components of this property’s assets as of June 30, 2018 and December 31, 2017 (in thousands):

Properties, net	$38,670
Deferred rent receivable	3,237
Deferred leasing costs, net	319
Assets held for sale, net	$42,226

2018 Construction Activities

During the six months ended June 30, 2018, we placed into service 223,000 square feet in two newly-constructed properties and 13,000 square feet in one redeveloped property. As of June 30, 2018, we had seven properties under construction, or which we were contractually committed to construct, that we estimate will total 880,000 square feet upon completion and two properties under redevelopment (including one partially-operational property) that we estimate will total 128,000 square feet upon completion.

6.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2018 (dollars in thousands):

		Nominal
		Ownership		June 30, 2018 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	6/30/2018	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$159,805	$74,012	$51,157
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	73,395	44,457	46,323
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	75,813	—	4,887
				$309,013	$118,469	$102,367

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland.

(4)	This joint venture’s property is in Washington, DC.

Unconsolidated Joint Venture

As of June 30, 2018, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center shell properties in Virginia, that we account for using the equity method of accounting. As of June 30, 2018, we had an investment balance in GI-COPT of $40.8 million.

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Notes receivable from the City of Huntsville	$51,386	$54,472
Other investing loans receivable	3,041	3,021
	$54,427	$57,493

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of June 30, 2018 or December 31, 2017.  The fair value of these receivables approximated their carrying amounts as of June 30, 2018 and December 31, 2017.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net of COPT and subsidiaries consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Lease incentives, net	$18,376	$19,011
Prepaid expenses	12,173	24,670
Interest rate derivatives	9,792	3,073
Furniture, fixtures and equipment, net	6,407	5,256
Non-real estate equity investments	5,076	5,056
Marketable securities in deferred compensation plan	4,194	4,616
Construction contract costs incurred in excess of billings	4,158	4,884
Restricted cash	4,105	2,570
Deferred tax asset, net (1)	1,774	1,892
Other assets	4,808	3,379
Prepaid expenses and other assets, net	$70,863	$74,407

(1) Includes a valuation allowance of $1.4 million.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2018	December 31, 2017	Stated Interest Rates as of	Scheduled Maturity as of
			June 30, 2018	June 30, 2018
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$148,950	$150,723	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt	12,943	13,115	LIBOR + 1.85% (4)	October 2020
Total mortgage and other secured debt	161,893	163,838
Revolving Credit Facility	170,000	126,000	LIBOR + 0.875% to 1.60% (5)	May 2019 (6)
Term Loan Facilities (7)	348,185	347,959	LIBOR + 0.90% to 1.85% (8)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,767	347,551	3.60% (9)	May 2023
5.250%, $250,000 aggregate principal	246,887	246,645	5.25% (10)	February 2024
3.700%, $300,000 aggregate principal	298,567	298,322	3.70% (11)	June 2021
5.000%, $300,000 aggregate principal	296,918	296,731	5.00% (12)	July 2025
Unsecured note payable	1,228	1,287	0% (13)	May 2026
Total debt, net	$1,871,445	$1,828,333

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.5 million as of June 30, 2018 and $5.0 million as of December 31, 2017.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $315,000 as of June 30, 2018 and $349,000 as of December 31, 2017.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.18% as of June 30, 2018.

(4)	The interest rate on our variable rate secured debt was 3.83% as of June 30, 2018.

(5)	The weighted average interest rate on the Revolving Credit Facility was 3.19% as of June 30, 2018.

(6)
The facility matures in May 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(7)
As of June 30, 2018, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(8)	The weighted average interest rate on these loans was 3.35% as of June 30, 2018.

(9)
The carrying value of these notes reflects an unamortized discount totaling $1.5 million as of June 30, 2018 and $1.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(10)
The carrying value of these notes reflects an unamortized discount totaling $2.8 million as of June 30, 2018 and $3.0 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.1 million as of June 30, 2018 and $1.3 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(12) The carrying value of these notes reflects an unamortized discount totaling $2.6 million as of June 30, 2018 and $2.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(13)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $333,000 as of June 30, 2018 and $373,000 as of December 31, 2017.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2018, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.4 million in the three months ended June 30, 2018, $1.6 million in the three months ended June 30, 2017, $2.8 million in the six months ended June 30, 2018 and $3.1 million in the six months ended June 30, 2017.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Fixed-rate debt
Unsecured Senior Notes	$1,190,139	$1,220,040	$1,189,249	$1,229,398
Other fixed-rate debt	150,178	148,257	152,010	152,485
Variable-rate debt	531,128	530,968	487,074	485,694
	$1,871,445	$1,899,265	$1,828,333	$1,867,577

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2018	December 31, 2017
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$745	$252
13,026	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	343	213
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	3,481	1,046
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	3,494	1,051
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	1,729	511
						$9,792	$3,073

(1)     The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$9,792	$3,073

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Hedging Relationships	2018	2017	2018	2017	2018	2017	2018	2017
Interest rate derivatives	$1,912	$(1,800)	$6,588	$(1,576)	$47	$(941)	$(198)	$(2,125)

Over the next 12 months, we estimate that approximately $1.9 million of gains will be reclassified from AOCI as a decrease to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. We are not in default with any of these provisions. As of June 30, 2018, we did not have any derivatives in liability positions. As of June 30, 2018, we had not posted any collateral related to these agreements.

11.    Redeemable Noncontrolling Interests

Our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC (discussed further in Note 6), have the right to require us to acquire their respective interests at fair value; accordingly, we classify the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We determine the fair value of the interests based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partners from the properties underlying the respective joint ventures. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancy projections and estimated operating and development expenditures. The table below sets forth the activity for these redeemable noncontrolling interests (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Beginning balance	$23,125	$22,979
Contributions from noncontrolling interests	143	—
Distributions to noncontrolling interests	(711)	(789)
Net income attributable to noncontrolling interests	1,229	1,140
Adjustment to arrive at fair value of interests	758	401
Ending balance	$24,544	$23,731

12.    Equity

During the six months ended June 30, 2018, COPT issued 1.8 million common shares under its forward equity sale agreements for net proceeds of $52.3 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under the forward equity sale agreements was 5.7 million common shares as of June 30, 2018.

During the six months ended June 30, 2018, certain COPLP limited partners converted 53,817 common units in COPLP for an equal number of common shares in COPT.

As of June 30, 2018, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $70.0 million in common share sales.

See Note 14 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of June 30, 2018 and December 31, 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; during 2017, this segment also included suburban properties that did not meet these characteristics (that were since disposed).

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2018
Revenues from real estate operations	$61,993	$13,118	$12,382	$8,127	$3,652	$5,955	$105,227	$15,296	$8,105	$534	$129,162
Property operating expenses	(20,099)	(4,909)	(7,494)	(3,431)	(1,509)	(799)	(38,241)	(7,169)	(4,150)	114	(49,446)
UJV NOI allocable to COPT	—	—	—	—	—	1,202	1,202	—	—	—	1,202
NOI from real estate operations	$41,894	$8,209	$4,888	$4,696	$2,143	$6,358	$68,188	$8,127	$3,955	$648	$80,918
Additions to long-lived assets	$8,151	$1,186	$—	$1,450	$351	$—	$11,138	$5,361	$81	$188	$16,768
Transfers from non-operating properties	$3,035	$352	$—	$3	$26	$29,675	$33,091	$—	$1,133	$—	$34,224
Three Months Ended June 30, 2017
Revenues from real estate operations	$61,284	$11,095	$13,029	$7,449	$3,624	$5,800	$102,281	$17,462	$7,033	$1,521	$128,297
Property operating expenses	(20,129)	(4,219)	(8,130)	(3,025)	(1,491)	(577)	(37,571)	(7,082)	(3,501)	(474)	(48,628)
UJV NOI allocable to COPT	—	—	—	—	—	1,198	1,198	—	—	—	1,198
NOI from real estate operations	$41,155	$6,876	$4,899	$4,424	$2,133	$6,421	$65,908	$10,380	$3,532	$1,047	$80,867
Additions to long-lived assets	$5,853	$977	$16	$2,231	$84	$—	$9,161	$4,018	$2,005	$(29)	$15,155
Transfers from non-operating properties	$18,159	$218	$—	$466	$1,709	$26,215	$46,767	$(25)	$—	$—	$46,742
Six Months Ended June 30, 2018
Revenues from real estate operations	$124,775	$25,679	$23,825	$15,997	$7,285	$11,786	$209,347	$30,580	$16,182	$1,331	$257,440
Property operating expenses	(41,703)	(9,632)	(14,092)	(6,735)	(2,949)	(1,593)	(76,704)	(15,047)	(8,408)	(238)	(100,397)
UJV NOI allocable to COPT	—	—	—	—	—	2,401	2,401	—	—	—	2,401
NOI from real estate operations	$83,072	$16,047	$9,733	$9,262	$4,336	$12,594	$135,044	$15,533	$7,774	$1,093	$159,444
Additions to long-lived assets	$15,272	$3,126	$—	$2,558	$430	$—	$21,386	$9,245	$117	$315	$31,063
Transfers from non-operating properties	$20,221	$693	$—	$—	$470	$30,789	$52,173	$—	$2,145	$—	$54,318
Segment assets at June 30, 2018	$1,269,525	$396,139	$126,956	$190,537	$106,374	$330,622	$2,420,153	$396,847	$221,239	$4,213	$3,042,452
Six Months Ended June 30, 2017
Revenues from real estate operations	$122,139	$22,802	$24,663	$14,459	$7,084	$11,322	$202,469	$35,738	$13,803	$3,054	$255,064
Property operating expenses	(40,649)	(8,671)	(14,932)	(6,234)	(2,862)	(1,236)	(74,584)	(14,568)	(6,866)	(1,129)	(97,147)
UJV NOI allocable to COPT	—	—	—	—	—	2,400	2,400	—	—	—	2,400
NOI from real estate operations	$81,490	$14,131	$9,731	$8,225	$4,222	$12,486	$130,285	$21,170	$6,937	$1,925	$160,317
Additions to long-lived assets	$9,275	$3,445	$16	$4,399	$216	$—	$17,351	$11,138	$3,579	$127	$32,195
Transfers from non-operating properties	$31,575	$440	$—	$466	$1,705	$25,200	$59,386	$(25)	$8	$18	$59,387
Segment assets at June 30, 2017	$1,267,635	$357,747	$130,431	$195,732	$109,586	$247,974	$2,309,105	$435,399	$229,224	$19,350	$2,993,078

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment revenues from real estate operations	$129,162	$128,297	$257,440	$255,064
Construction contract and other service revenues	17,581	23,138	44,779	36,172
Total revenues	$146,743	$151,435	$302,219	$291,236

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
UJV NOI allocable to COPT	$1,202	$1,198	$2,401	$2,400
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(828)	(827)	(1,652)	(1,651)
Add: Equity in loss of unconsolidated non-real estate entities	(1)	(1)	(3)	(2)
Equity in income of unconsolidated entities	$373	$370	$746	$747

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Construction contract and other service revenues	$17,581	$23,138	$44,779	$36,172
Construction contract and other service expenses	(16,941)	(22,315)	(43,157)	(34,801)
NOI from service operations	$640	$823	$1,622	$1,371

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income before gain on sales of real estate as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NOI from real estate operations	$80,918	$80,867	$159,444	$160,317
NOI from service operations	640	823	1,622	1,371
Interest and other income	1,439	1,583	2,798	3,309
Equity in income of unconsolidated entities	373	370	746	747
Income tax expense	(63)	(48)	(118)	(88)
Depreciation and other amortization associated with real estate operations	(33,190)	(32,793)	(66,702)	(65,852)
Impairment losses	—	(1,625)	—	(1,625)
General, administrative and leasing expenses	(7,628)	(7,859)	(14,920)	(16,470)
Business development expenses and land carry costs	(1,234)	(1,597)	(2,848)	(3,290)
Interest expense	(18,945)	(19,163)	(37,729)	(38,157)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,202)	(1,198)	(2,401)	(2,400)
Loss on early extinguishment of debt	—	(513)	—	(513)
Income before gain on sales of real estate	$21,108	$18,847	$39,892	$37,349

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2018	June 30, 2017
Segment assets	$3,042,452	$2,993,078
Non-operating property assets	431,661	452,824
Other assets	138,249	146,402
Total COPT consolidated assets	$3,612,362	$3,592,304

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that UJV NOI allocable to COPT are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, loss on early extinguishment of debt, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

Restricted Shares

During the six months ended June 30, 2018, certain employees and non-employee members of our Board of Trustees were granted a total of 196,366 restricted common shares with an aggregate grant date fair value of $5.0 million (weighted average of $25.38 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us.  Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2018, forfeiture restrictions lapsed on 161,322 previously issued common shares; these shares had a weighted average grant date fair value of $29.72 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.1 million.

Deferred Share Awards

During the six months ended June 30, 2018, non-employee members of our Board of Trustees were granted a total of 13,832 deferred share awards with an aggregate grant date fair value of $388,000 ($28.08 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2018, we issued 5,515 common shares in settlement of deferred share awards; these shares had a grant date fair value of $29.32 per share, and the aggregate intrinsic value of the shares on the settlement date was $154,000.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to COPT	$19,434	$17,526	$36,584	$38,545
Preferred share dividends	—	(3,039)	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	(6,847)	—	(6,847)
Income attributable to share-based compensation awards	(117)	(117)	(234)	(242)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$19,317	$7,523	$36,350	$25,237
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	101,789	99,036	101,397	98,725
Dilutive effect of share-based compensation awards	119	160	131	158
Denominator for diluted EPS (common shares)	101,908	99,196	101,528	98,883
Basic EPS	$0.19	$0.08	$0.36	$0.26
Diluted EPS	$0.19	$0.08	$0.36	$0.26

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Conversion of common units	3,197	3,405	3,208	3,425
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPS because their effects were not dilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three and six months ended June 30, 2018 of 6.8 million and 7.1 million, respectively;

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2018 and 2017 of 458,000 and 455,000, respectively, and for the six months ended June 30, 2018 and 2017 of 451,000 and 424,000, respectively; and

•	weighted average options for the three months ended June 30, 2018 and 2017 of 47,000 and 61,000, respectively, and for the six months ended June 30, 2018 and 2017 of 53,000 and 100,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to COPLP	$20,207	$17,952	$38,066	$39,758
Preferred unit distributions	(165)	(3,204)	(330)	(6,549)
Issuance costs associated with redeemed preferred units	—	(6,847)	—	(6,847)
Income attributable to share-based compensation awards	(117)	(117)	(234)	(242)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$19,925	$7,784	$37,502	$26,120
Denominator (all weighted averages):
Denominator for basic EPU (common units)	104,986	102,441	104,605	102,150
Dilutive effect of share-based compensation awards	119	160	131	158
Denominator for diluted EPU (common units)	105,105	102,601	104,736	102,308
Basic EPU	$0.19	$0.08	$0.36	$0.26
Diluted EPU	$0.19	$0.08	$0.36	$0.26

Our diluted EPU computations do not include the effect of 176,000 common units resulting from an assumed conversion of the Series I preferred units since such a conversion would increase diluted EPU for the three and six months ended June 30, 2018 and 2017. The following securities were also excluded from the computation of diluted EPU because their effects were not dilutive:

•	weighted average units related to COPT’s forward equity sale agreements for the three and six months ended June 30, 2018 of 6.8 million and 7.1 million, respectively;

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2018 and 2017 of 458,000 and 455,000, respectively, and for the six months ended June 30, 2018 and 2017 of 451,000 and 424,000, respectively; and

•	weighted average options for the three months ended June 30, 2018 and 2017 of 47,000 and 61,000, respectively, and for the six months ended June 30, 2018 and 2017 of 53,000 and 100,000, respectively.

16.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  Management believes that it is reasonably possible that we could incur losses pursuant to such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2018, we do not expect any such future fundings will be required.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of June 30, 2018 follow (in thousands):

Year Ending December 31,
2018 (1)	$644
2019	1,277
2020	1,270
2021	1,274
2022	1,158
Thereafter	84,611
$90,234

(1) Represents the six months ending December 31, 2018.

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, DC through our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur in 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments and have since paid down most of this liability. The remaining capital lease obligation as of June 30, 2018 was comprised of the following (in thousands):

Minimum rental payments due in 2020	$660
Less: Amount representing interest	(20)
Capital lease obligation	$640

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of June 30, 2018 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	new development and redevelopment obligations of $89.4 million;

•	capital expenditures for operating properties of $41.5 million;

•	third party construction of $4.5 million; and

•	other obligations of $2.4 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2018:

•	we finished the period with our office and data center shell portfolio 91.4% occupied;

•	we placed into service an aggregate of 236,000 square feet in three newly-constructed or redeveloped properties that were 75.9% leased as of June 30, 2018; and

•
COPT issued 1.8 million common shares under its forward equity sale agreements for net proceeds of $52.3 million, which it contributed to COPLP in exchange for an equal number of units in COPLP. COPLP used the proceeds primarily to repay borrowings under our Revolving Credit Facility that funded development costs.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed:

•
include information pertaining to six properties owned through an unconsolidated real estate joint venture except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest; and

•
exclude, for purposes of amounts reported as of June 30, 2018 and December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we indemnify it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property by June 30, 2019.  Accordingly, we did not recognize the sale of this property for accounting purposes, and we reported the sales proceeds as a liability on our consolidated balance sheets.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	June 30, 2018	December 31, 2017
Occupancy rates at period end
Total	91.4%	93.6%
Defense/IT Locations:
Fort Meade/BW Corridor	90.9%	95.6%
Northern Virginia Defense/IT	82.9%	89.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	88.2%	87.7%
Redstone Arsenal	98.2%	98.2%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	92.0%	95.2%
Regional Office	87.2%	89.5%
Other	82.2%	34.4%
Average contractual annual rental rate per square foot at period end (1)	$30.09	$29.84

(1)
Includes estimated expense reimbursements. Amounts reported include the portion of six properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2017	17,345	16,227
Vacated upon lease expiration (1)	—	(497)
Occupancy for new leases (2)	—	205
Constructed or redeveloped (3)	566	200
Removed from operations (4)	(241)	—
Other changes	(15)	—
June 30, 2018	17,655	16,135

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

(3)
Includes 330,000 unoccupied square feet that were completed in 2016 but reported as construction projects through December 31, 2017 since they were held for future lease to the United States Government.

(4)	Includes the removal of one property for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

Total occupancy decreased from December 31, 2017 to June 30, 2018 due primarily to the addition of 404,000 unoccupied, newly-constructed square feet during the period, including: 243,000 in the Fort Meade/BW Corridor sub-segment; and 161,000 in the Northern Virginia Defense/IT sub-segment leased in June 2018 that we expect to be occupied by the end of the year.

During the six months ended June 30, 2018, we completed 2.1 million square feet of leasing, including: renewed leases on 1.2 million square feet, representing 77.0% of the square footage of our lease expirations (including the effect of early renewals and excluding the effect of 108,000 square feet vacated in a property in the Fort Meade/BW Corridor sub-segment that was removed from service for redevelopment); 675,000 of construction and redevelopment space; and 187,000 in other leasing.

Wholesale Data Center

Our 19.25 megawatt wholesale data center had 16.86 megawatts leased as of June 30, 2018 and December 31, 2017.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2018 and 2017

	For the Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$129,162	$128,297	$865
Construction contract and other service revenues	17,581	23,138	(5,557)
Total revenues	146,743	151,435	(4,692)
Expenses
Property operating expenses	49,446	48,628	818
Depreciation and amortization associated with real estate operations	33,190	32,793	397
Construction contract and other service expenses	16,941	22,315	(5,374)
Impairment losses	—	1,625	(1,625)
General, administrative and leasing expenses	7,628	7,859	(231)
Business development expenses and land carry costs	1,234	1,597	(363)
Total operating expenses	108,439	114,817	(6,378)
Operating income	38,304	36,618	1,686
Interest expense	(18,945)	(19,163)	218
Interest and other income	1,439	1,583	(144)
Loss on early extinguishment of debt	—	(513)	513
Equity in income of unconsolidated entities	373	370	3
Income tax expense	(63)	(48)	(15)
Income before gain on sales of real estate	21,108	18,847	2,261
Gain on sales of real estate	(23)	12	(35)
Net income	$21,085	$18,859	$2,226

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$89,071	$88,860	$211
Lease termination revenue	558	517	41
Tenant recoveries and other real estate operations revenue	24,567	24,468	99
Same Properties total revenues	114,196	113,845	351
Constructed and redeveloped properties placed in service	6,476	1,879	4,597
Wholesale data center	8,105	7,033	1,072
Dispositions	5	4,899	(4,894)
Other	380	641	(261)
	129,162	128,297	865
Property operating expenses
Same Properties	(43,461)	(42,944)	(517)
Constructed and redeveloped properties placed in service	(1,666)	(867)	(799)
Wholesale data center	(4,150)	(3,501)	(649)
Dispositions	(8)	(941)	933
Other	(161)	(375)	214
	(49,446)	(48,628)	(818)

Same Properties UJV NOI allocable to COPT	1,202	1,198	4

NOI from real estate operations
Same Properties	71,937	72,099	(162)
Constructed and redeveloped properties placed in service	4,810	1,012	3,798
Wholesale data center	3,955	3,532	423
Dispositions	(3)	3,958	(3,961)
Other	219	266	(47)
	$80,918	$80,867	$51
Same Properties rent statistics
Average occupancy rate	91.0%	91.5%	(0.5)%
Average straight-line rent per occupied square foot (1)	$6.45	$6.39	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 147 properties, comprising 91.9% of our office and data center shell portfolio’s square footage as of June 30, 2018. This pool of properties included the following changes from the pool used for purposes of comparing 2017 and 2016 in our 2017 Annual Report on Form 10-K: the addition of 14 properties placed in service and 100% operational on or before January 1, 2017 (including six unconsolidated real estate joint venture properties and two properties added to our rentable square feet in 2018 that were previously reported as construction projects since they were held for future lease to the United States Government); and the removal of one property in 2018 for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

Our NOI from constructed and redeveloped properties placed in service included 12 properties placed in service in 2017 and 2018.

NOI from Service Operations

	For the Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$17,581	$23,138	$(5,557)
Construction contract and other service expenses	16,941	22,315	(5,374)
NOI from service operations	$640	$823	$(183)

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

Comparison of Statements of Operations for the Six Months Ended June 30, 2018 and 2017

	For the Six Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$257,440	$255,064	$2,376
Construction contract and other service revenues	44,779	36,172	8,607
Total revenues	302,219	291,236	10,983
Expenses
Property operating expenses	100,397	97,147	3,250
Depreciation and amortization associated with real estate operations	66,702	65,852	850
Construction contract and other service expenses	43,157	34,801	8,356
Impairment losses	—	1,625	(1,625)
General, administrative and leasing expenses	14,920	16,470	(1,550)
Business development expenses and land carry costs	2,848	3,290	(442)
Total operating expenses	228,024	219,185	8,839
Operating income	74,195	72,051	2,144
Interest expense	(37,729)	(38,157)	428
Interest and other income	2,798	3,309	(511)
Loss on early extinguishment of debt	—	(513)	513
Equity in income of unconsolidated entities	746	747	(1)
Income tax expense	(118)	(88)	(30)
Income before gain on sales of real estate	39,892	37,349	2,543
Gain on sales of real estate	(27)	4,250	(4,277)
Net income	$39,865	$41,599	$(1,734)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$177,410	$177,472	$(62)
Lease termination revenue	1,566	1,223	343
Tenant recoveries and other real estate operations revenue	48,678	48,389	289
Same Properties total revenues	227,654	227,084	570
Constructed and redeveloped properties placed in service	12,370	2,373	9,997
Wholesale data center	16,182	13,803	2,379
Dispositions	140	10,443	(10,303)
Other	1,094	1,361	(267)
	257,440	255,064	2,376
Property operating expenses
Same Properties	(88,278)	(85,686)	(2,592)
Constructed and redeveloped properties placed in service	(3,277)	(1,520)	(1,757)
Wholesale data center	(8,408)	(6,866)	(1,542)
Dispositions	(30)	(2,191)	2,161
Other	(404)	(884)	480
	(100,397)	(97,147)	(3,250)

Same Properties UJV NOI allocable to COPT	2,401	2,400	1

NOI from real estate operations
Same Properties	141,777	143,798	(2,021)
Constructed and redeveloped properties placed in service	9,093	853	8,240
Wholesale data center	7,774	6,937	837
Dispositions	110	8,252	(8,142)
Other	690	477	213
	$159,444	$160,317	$(873)
Same Properties rent statistics
Average occupancy rate	91.0%	91.4%	(0.4)%
Average straight-line rent per occupied square foot (1)	$12.85	$12.79	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

The decrease in our Same Properties NOI from real estate operations reflected above was due primarily to higher snow and utilities expenses in the current period, as well as higher real estate taxes at certain properties resulting from increased property assessments.

Our NOI from constructed and redeveloped properties placed in service included 12 properties placed in service in 2017 and 2018.

NOI from Service Operations

	For the Six Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$44,779	$36,172	$8,607
Construction contract and other service expenses	43,157	34,801	8,356
NOI from service operations	$1,622	$1,371	$251

Construction contract and other service revenue and expenses increased due primarily to a greater volume of construction activity in connection with several of our tenants.

Gain on Sales of Real Estate

We recognized a gain on sales of real estate of $4.3 million in the prior period in connection with a land sale.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment; loss on interest rate derivatives; demolition costs on redevelopment and nonrecurring improvements; executive transition costs;

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

The table below sets forth the computation of the above stated measures for the three and six months ended June 30, 2018 and 2017, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars and shares in thousands, except per share data)
Net income	$21,085	$18,859	$39,865	$41,599
Add: Real estate-related depreciation and amortization	33,190	32,793	66,702	65,852
Add: Depreciation and amortization on UJV allocable to COPT	564	563	1,127	1,126
Add: Impairment losses on previously depreciated operating properties	—	1,610	—	1,610
Less: Gain on sales of previously depreciated operating properties	23	(12)	27	(31)
FFO	54,862	53,813	107,721	110,156
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(753)	(906)	(1,697)	(1,884)
Less: Preferred share dividends	—	(3,039)	—	(6,219)
Less: Issuance costs associated with redeemed preferred shares	—	(6,847)	—	(6,847)
Basic and diluted FFO allocable to share-based compensation awards	(224)	(185)	(437)	(401)
Basic and diluted FFO available to common share and common unit holders	53,720	42,671	105,257	94,475
Gain on sales of non-operating properties	—	—	—	(4,219)
Impairment losses on non-operating properties	—	15	—	15
Loss (gain) on interest rate derivatives	—	444	—	(9)
Loss on early extinguishment of debt	—	513	—	513
Issuance costs associated with redeemed preferred shares	—	6,847	—	6,847
Executive transition costs	213	31	376	730
Demolition costs on redevelopment and nonrecurring improvements	9	72	48	294
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	(31)	(2)	(17)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$53,941	$50,562	$105,679	$98,629

Weighted average common shares	101,789	99,036	101,397	98,725
Conversion of weighted average common units	3,197	3,405	3,208	3,425
Weighted average common shares/units - Basic FFO	104,986	102,441	104,605	102,150
Dilutive effect of share-based compensation awards	119	160	131	158
Weighted average common shares/units - Diluted FFO	105,105	102,601	104,736	102,308

Diluted FFO per share	$0.51	$0.42	$1.00	$0.92
Diluted FFO per share, as adjusted for comparability	$0.51	$0.49	$1.01	$0.96

Denominator for diluted EPS	101,908	99,196	101,528	98,883
Weighted average common units	3,197	3,405	3,208	3,425
Denominator for diluted FFO per share measures	105,105	102,601	104,736	102,308

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2018 (in thousands):

Construction, development and redevelopment	$73,323
Tenant improvements on operating properties (1)	15,624
Capital improvements on operating properties	7,697
$96,644
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow from operating activities decreased $36.8 million when comparing the six months ended June 30, 2018 and 2017 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow from investing activities decreased $38.0 million when comparing the six months ended June 30, 2018 and 2017 due primarily to a decrease in property sales in 2018 relative to 2017, which was offset in part by lower expenditures for development in 2018 relative to 2017.

Net cash flow provided by financing activities in the six months ended June 30, 2018 was $13.8 million, and included the following:

•	net debt borrowings of $41.9 million; and

•	net proceeds from the issuance of common shares (or units) of $52.3 million; offset in part by

•	dividends and/or distributions to equity holders of $58.1 million; and

•	payments on a capital lease obligation of $15.4 million.

Net cash flow used in financing activities in the six months ended June 30, 2017 was $258.0 million, and included the following:

•	redemption of preferred shares (or units) of $199.1 million; and

•	dividends and/or distributions to equity holders of $66.0 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $19.8 million.

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

As of June 30, 2018, COPT owned 97.0% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of June 30, 2018, COPLP had $8.5 million in cash and cash equivalents.

COPLP’s senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable COPLP to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. COPLP also uses secured nonrecourse debt from institutional lenders and banks for joint venture financing. In addition, COPLP periodically raises equity from COPT when COPT accesses the public equity markets by issuing common and/or preferred shares.

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and it pays an extension fee of 0.075% of the total availability of the facility. As of June 30, 2018, the maximum borrowing capacity under this facility totaled $800.0 million, of which $630.0 million was available.

As of June 30, 2018, COPT had forward equity sale agreements in place with 5.7 million shares available for future issuance with a settlement value of $167.0 million that we expect to use to fund development costs.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$170,000	$112,132	$300,000	$250,000	$1,026,830	$1,858,962
Scheduled principal payments (3)	2,138	4,387	4,024	3,875	4,033	6,647	25,104
Interest on debt (3)(4)	38,058	72,195	67,801	59,606	54,475	63,592	355,727
New construction and redevelopment obligations (5)(6)	88,630	797	—	—	—	—	89,427
Third-party construction obligations (6)(7)	3,076	1,378	—	—	—	—	4,454
Capital expenditures for operating properties (3)(6)(8)	13,360	18,990	9,158	—	—	—	41,508
Capital lease obligation (principal and interest)	—	—	660	—	—	—	660
Operating leases (3)	644	1,277	1,270	1,274	1,158	84,611	90,234
Other obligations (3)	379	434	254	182	178	977	2,404
Total contractual cash obligations	$146,285	$269,458	$195,299	$364,937	$309,844	$1,182,657	$2,468,480

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $12.6 million. As of June 30, 2018, maturities included $170.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of June 30, 2018 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2018 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

(8)	Represents contractual obligations pertaining to capital expenditures for our operating properties. We expect to pay these costs primarily using cash flow from operating activities.

We expect to spend approximately $200 million on construction and development costs and approximately $35 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2018.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility and proceeds from common shares issued under COPT’s forward equity sale agreements.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2018, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the six months ended June 30, 2018.

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

The following table sets forth as of June 30, 2018 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,946	$3,991	$3,718	$303,875	$4,033	$1,033,477	$1,351,040
Weighted average interest rate	4.37%	4.36%	3.96%	3.70%	3.98%	4.48%	4.30%
Variable rate debt (2)	$192	$170,396	$112,438	$—	$250,000	$—	$533,026
Weighted average interest rate (3)	3.83%	3.19%	3.44%	—%	3.34%	—%	3.31%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $12.6 million.

(2)	As of June 30, 2018, maturities included $170.0 million in 2019 that may be extended to 2020, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of June 30, 2018 for variable rate debt.

The fair value of our debt was $1.9 billion as of June 30, 2018.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $61 million as of June 30, 2018.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2018 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $902,000 in the six months ended June 30, 2018 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of June 30, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of June 30, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through May 15, 2018 (filed herewith).

12.1	COPT’s Statement regarding Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).

12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	July 31, 2018	Dated:	July 31, 2018