Form 10-Q
period 2018-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2018-11-08
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 19, 2018, 108,855,016 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2018, COPT owned approximately 98.8% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,796,577	$2,737,611
Projects in development or held for future development	410,850	403,494
Total properties, net	3,207,427	3,141,105
Assets held for sale, net	42,226	42,226
Cash and cash equivalents	9,492	12,261
Investment in unconsolidated real estate joint venture	40,318	41,787
Accounts receivable (net of allowance for doubtful accounts of $850 and $607, respectively)	19,245	31,802
Deferred rent receivable (net of allowance of $438 and $364, respectively)	89,171	86,710
Intangible assets on real estate acquisitions, net	47,065	59,092
Deferred leasing costs (net of accumulated amortization of $30,832 and $29,560, respectively)	49,510	48,322
Investing receivables	55,688	57,493
Interest rate derivatives	10,875	3,073
Prepaid expenses and other assets, net	79,349	71,334
Total assets	$3,650,366	$3,595,205
Liabilities and equity
Liabilities:
Debt, net	$1,808,030	$1,828,333
Accounts payable and accrued expenses	90,224	108,137
Rents received in advance and security deposits	23,159	25,648
Dividends and distributions payable	30,483	28,921
Deferred revenue associated with operating leases	10,006	11,682
Deferred property sale	43,377	43,377
Capital lease obligation	660	15,853
Other liabilities	9,267	41,822
Total liabilities	2,015,206	2,103,773
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	25,431	23,125
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 108,848,223 at September 30, 2018 and 101,292,299 at December 31, 2017)	1,088	1,013
Additional paid-in capital	2,390,484	2,201,047
Cumulative distributions in excess of net income	(833,508)	(802,085)
Accumulated other comprehensive income	10,108	2,167
Total Corporate Office Properties Trust’s shareholders’ equity	1,568,172	1,402,142
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,525	45,097
Preferred units in COPLP	8,800	8,800
Other consolidated entities	13,232	12,268
Noncontrolling interests in subsidiaries	41,557	66,165
Total equity	1,609,729	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,650,366	$3,595,205

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$102,132	$102,275	$304,087	$304,237
Tenant recoveries and other real estate operations revenue	26,856	24,956	82,341	78,058
Construction contract and other service revenues	8,423	29,786	53,202	65,958
Total revenues	137,411	157,017	439,630	448,253
Expenses
Property operating expenses	49,340	46,368	149,737	143,515
Depreciation and amortization associated with real estate operations	34,195	34,438	100,897	100,290
Construction contract and other service expenses	8,058	28,788	51,215	63,589
Impairment (recoveries) losses	—	(161)	—	1,464
General, administrative and leasing expenses	6,899	7,368	21,819	23,838
Business development expenses and land carry costs	1,567	1,277	4,415	4,567
Total operating expenses	100,059	118,078	328,083	337,263
Operating income	37,352	38,939	111,547	110,990
Interest expense	(19,181)	(19,615)	(56,910)	(57,772)
Interest and other income	1,486	1,508	4,284	4,817
Gain on sales of real estate	—	1,188	(27)	5,438
Loss on early extinguishment of debt	—	—	—	(513)
Income before equity in income of unconsolidated entities and income taxes	19,657	22,020	58,894	62,960
Equity in income of unconsolidated entities	374	371	1,120	1,118
Income tax benefit (expense)	291	(57)	173	(145)
Net income	20,322	22,334	60,187	63,933
Net income attributable to noncontrolling interests:
Common units in COPLP	(380)	(693)	(1,532)	(1,576)
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(1,080)	(897)	(2,879)	(2,738)
Net income attributable to COPT	18,697	20,579	55,281	59,124
Preferred share dividends	—	—	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	—	—	(6,847)
Net income attributable to COPT common shareholders	$18,697	$20,579	$55,281	$46,058

Earnings per common share:
Net income attributable to COPT common shareholders - basic	$0.18	$0.21	$0.54	$0.46
Net income attributable to COPT common shareholders - diluted	$0.18	$0.21	$0.54	$0.46

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,322	$22,334	$60,187	$63,933
Other comprehensive income
Unrealized gain (loss) on interest rate derivatives	1,325	(301)	7,913	(1,877)
(Gain) loss on interest rate derivatives recognized in interest expense	(207)	615	(9)	2,740
Equity in other comprehensive income of equity method investee	—	—	—	39
Other comprehensive income	1,118	314	7,904	902
Comprehensive income	21,440	22,648	68,091	64,835
Comprehensive income attributable to noncontrolling interests	(1,647)	(1,765)	(5,145)	(4,839)
Comprehensive income attributable to COPT	$19,793	$20,883	$62,946	$59,996

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(747,825)	$(1,731)	$72,267	$1,612,777
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (337,000 shares)	—	3	4,599	—	—	(4,602)	—
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (176,477 shares issued, net of redemptions)	—	2	4,442	—	—	—	4,444
Redemption of vested equity awards	—	—	(1,869)	—	—	—	(1,869)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(589)	—	—	589	—
Comprehensive income	—	—	—	59,124	872	3,119	63,115
Dividends	—	—	—	(88,300)	—	—	(88,300)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,262)	(3,262)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,614)	(2,614)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	244	—	—	—	244
Balance at September 30, 2017 (99,608,170 common shares outstanding)	$—	$996	$2,150,067	$(783,848)	$(859)	$65,497	$1,431,853

Balance at December 31, 2017 (101,292,299 common shares outstanding)	$—	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	—	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (1,895,627 shares)	—	19	27,263	—	—	(27,282)	—
Common shares issued under forward equity sale agreements (4,527,000 shares)	—	45	132,285	—	—	—	132,330
Common shares issued under at-the-market program (991,664 shares)	—	10	29,722	—	—	—	29,732
Share-based compensation (141,633 shares issued, net of redemptions)	—	1	5,178	—	—	—	5,179
Redemption of vested equity awards	—	—	(1,611)	—	—	—	(1,611)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,069)	—	—	2,069	—
Comprehensive income	—	—	—	55,281	7,665	3,242	66,188
Dividends	—	—	—	(86,428)	—	—	(86,428)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,626)	(2,626)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(11)	(11)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(1,331)	—	—	—	(1,331)
Balance at September 30, 2018 (108,848,223 common shares outstanding)	$—	$1,088	$2,390,484	$(833,508)	$10,108	$41,557	$1,609,729

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$395,172	$389,206
Construction contract and other service revenues received	27,450	72,682
Property operating expenses paid	(150,039)	(144,527)
Construction contract and other service expenses paid	(71,034)	(57,189)
General, administrative, leasing, business development and land carry costs paid	(20,858)	(27,066)
Interest expense paid	(55,611)	(55,637)
Lease incentives paid	(5,985)	(9,414)
Other	2,572	1,373
Net cash provided by operating activities	121,667	169,428
Cash flows from investing activities
Construction, development and redevelopment	(105,852)	(113,678)
Tenant improvements on operating properties	(27,962)	(19,876)
Other capital improvements on operating properties	(13,357)	(15,174)
Proceeds from dispositions of properties	—	101,107
Leasing costs paid	(6,277)	(6,468)
Other	762	1,619
Net cash used in investing activities	(152,686)	(52,470)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	208,000	268,000
Other debt proceeds	11,267	—
Repayments of debt
Revolving Credit Facility	(235,000)	(98,000)
Scheduled principal amortization	(3,161)	(3,028)
Other debt repayments	—	(200,000)
Deferred financing costs paid	(3,413)	—
Payments on capital lease obligation	(15,379)	—
Net proceeds from issuance of common shares	162,230	19,834
Redemption of preferred shares	—	(199,083)
Common share dividends paid	(84,349)	(81,779)
Preferred share dividends paid	—	(9,305)
Distributions paid to noncontrolling interests in COPLP	(3,169)	(3,371)
Distributions paid to redeemable noncontrolling interests	(1,090)	(7,860)
Redemption of vested equity awards	(1,611)	(1,869)
Other	(5,205)	(492)
Net cash provided by (used in) financing activities	29,120	(316,953)
Net decrease in cash and cash equivalents and restricted cash	(1,899)	(199,995)
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,932	$12,624

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$60,187	$63,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,440	101,963
Impairment losses	—	1,457
Amortization of deferred financing costs and net debt discounts	2,478	3,514
Increase in deferred rent receivable	(3,687)	(545)
Gain on sales of real estate	27	(5,438)
Share-based compensation	4,735	4,092
Other	(1,969)	(2,969)
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,404	7,498
(Increase) decrease in prepaid expenses and other assets, net	(3,810)	4,718
Decrease in accounts payable, accrued expenses and other liabilities	(48,649)	(5,220)
Decrease in rents received in advance and security deposits	(2,489)	(3,575)
Net cash provided by operating activities	$121,667	$169,428
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$9,492	$10,858
Restricted cash at end of period	3,440	1,766
Cash and cash equivalents and restricted cash at end of period	$12,932	$12,624
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$3,550	$17,129
Increase in property in connection with capital lease obligation	$—	$16,127
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$7,802	$774
Equity in other comprehensive income of an equity method investee	$—	$39
Dividends/distributions payable	$30,483	$28,462
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$27,282	$4,602
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,069	$589
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,331	$(244)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Properties, net:
Operating properties, net	$2,796,577	$2,737,611
Projects in development or held for future development	410,850	403,494
Total properties, net	3,207,427	3,141,105
Assets held for sale, net	42,226	42,226
Cash and cash equivalents	9,492	12,261
Investment in unconsolidated real estate joint venture	40,318	41,787
Accounts receivable (net of allowance for doubtful accounts of $850 and $607, respectively)	19,245	31,802
Deferred rent receivable (net of allowance of $438 and $364, respectively)	89,171	86,710
Intangible assets on real estate acquisitions, net	47,065	59,092
Deferred leasing costs (net of accumulated amortization of $30,832 and $29,560, respectively)	49,510	48,322
Investing receivables	55,688	57,493
Interest rate derivatives	10,875	3,073
Prepaid expenses and other assets, net	75,003	66,718
Total assets	$3,646,020	$3,590,589
Liabilities and equity
Liabilities:
Debt, net	$1,808,030	$1,828,333
Accounts payable and accrued expenses	90,224	108,137
Rents received in advance and security deposits	23,159	25,648
Distributions payable	30,483	28,921
Deferred revenue associated with operating leases	10,006	11,682
Deferred property sale	43,377	43,377
Capital lease obligation	660	15,853
Other liabilities	4,921	37,206
Total liabilities	2,010,860	2,099,157
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	25,431	23,125
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at September 30, 2018 and December 31, 2017	8,800	8,800
Common units, 108,848,223 and 101,292,299 held by the general partner and 1,355,251 and 3,250,878 held by limited partners at September 30, 2018 and December 31, 2017, respectively	1,577,299	1,445,022
Accumulated other comprehensive income	10,353	2,173
Total Corporate Office Properties, L.P.’s equity	1,596,452	1,455,995
Noncontrolling interests in subsidiaries	13,277	12,312
Total equity	1,609,729	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,646,020	$3,590,589

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$102,132	$102,275	$304,087	$304,237
Tenant recoveries and other real estate operations revenue	26,856	24,956	82,341	78,058
Construction contract and other service revenues	8,423	29,786	53,202	65,958
Total revenues	137,411	157,017	439,630	448,253
Expenses
Property operating expenses	49,340	46,368	149,737	143,515
Depreciation and amortization associated with real estate operations	34,195	34,438	100,897	100,290
Construction contract and other service expenses	8,058	28,788	51,215	63,589
Impairment (recoveries) losses	—	(161)	—	1,464
General, administrative and leasing expenses	6,899	7,368	21,819	23,838
Business development expenses and land carry costs	1,567	1,277	4,415	4,567
Total operating expenses	100,059	118,078	328,083	337,263
Operating income	37,352	38,939	111,547	110,990
Interest expense	(19,181)	(19,615)	(56,910)	(57,772)
Interest and other income	1,486	1,508	4,284	4,817
Gain on sales of real estate	—	1,188	(27)	5,438
Loss on early extinguishment of debt	—	—	—	(513)
Income before equity in income of unconsolidated entities and income taxes	19,657	22,020	58,894	62,960
Equity in income of unconsolidated entities	374	371	1,120	1,118
Income tax benefit (expense)	291	(57)	173	(145)
Net income	20,322	22,334	60,187	63,933
Net income attributable to noncontrolling interests in consolidated entities	(1,080)	(897)	(2,879)	(2,738)
Net income attributable to COPLP	19,242	21,437	57,308	61,195
Preferred unit distributions	(165)	(165)	(495)	(6,714)
Issuance costs associated with redeemed preferred units	—	—	—	(6,847)
Net income attributable to COPLP common unitholders	$19,077	$21,272	$56,813	$47,634
Earnings per common unit:
Net income attributable to COPLP common unitholders - basic	$0.18	$0.21	$0.54	$0.46
Net income attributable to COPLP common unitholders - diluted	$0.18	$0.21	$0.54	$0.46

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,322	$22,334	$60,187	$63,933
Other comprehensive income
Unrealized gain (loss) on interest rate derivatives	1,325	(301)	7,913	(1,877)
(Gain) loss on interest rate derivatives recognized in interest expense	(207)	615	(9)	2,740
Equity in other comprehensive income of equity method investee	—	—	—	39
Other comprehensive income	1,118	314	7,904	902
Comprehensive income	21,440	22,648	68,091	64,835
Comprehensive income attributable to noncontrolling interests	(1,080)	(897)	(2,879)	(2,738)
Comprehensive income attributable to COPLP	$20,360	$21,751	$65,212	$62,097

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,419,710	$(1,854)	$13,621	$1,612,777
Redemption of preferred units resulting from redemption of preferred shares	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	176,477	4,444	—	—	4,444
Redemptions of vested equity awards	—	—	—	—	—	(1,869)	—	—	(1,869)
Comprehensive income	—	495	—	6,219	—	54,481	902	1,018	63,115
Distributions to owners of common and preferred units	—	(495)	—	(6,219)	—	(84,848)	—	—	(91,562)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,614)	(2,614)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	244	—	—	244
Balance at September 30, 2017	352,000	$8,800	—	$—	102,861,561	$1,411,980	$(952)	$12,025	$1,431,853

Balance at December 31, 2017	352,000	$8,800	—	$—	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	—	—	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	4,527,000	132,330	—	—	132,330
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	—	—	141,633	5,179	—	—	5,179
Redemptions of vested equity awards	—	—	—	—	—	(1,611)	—	—	(1,611)
Comprehensive income	—	495	—	—	—	56,813	7,904	976	66,188
Distributions to owners of common and preferred units	—	(495)	—	—	—	(88,559)	—	—	(89,054)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(11)	(11)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(1,331)	—	—	(1,331)
Balance at September 30, 2018	352,000	$8,800	—	$—	110,203,474	$1,577,299	$10,353	$13,277	$1,609,729

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$395,172	$389,206
Construction contract and other service revenues received	27,450	72,682
Property operating expenses paid	(150,039)	(144,527)
Construction contract and other service expenses paid	(71,034)	(57,189)
General, administrative, leasing, business development and land carry costs paid	(20,858)	(27,066)
Interest expense paid	(55,611)	(55,637)
Lease incentives paid	(5,985)	(9,414)
Other	2,572	1,373
Net cash provided by operating activities	121,667	169,428
Cash flows from investing activities
Construction, development and redevelopment	(105,852)	(113,678)
Tenant improvements on operating properties	(27,962)	(19,876)
Other capital improvements on operating properties	(13,357)	(15,174)
Proceeds from dispositions of properties	—	101,107
Leasing costs paid	(6,277)	(6,468)
Other	762	1,619
Net cash used in investing activities	(152,686)	(52,470)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	208,000	268,000
Other debt proceeds	11,267	—
Repayments of debt
Revolving Credit Facility	(235,000)	(98,000)
Scheduled principal amortization	(3,161)	(3,028)
Other debt repayments	—	(200,000)
Deferred financing costs paid	(3,413)	—
Payments on capital lease obligation	(15,379)	—
Net proceeds from issuance of common units	162,230	19,834
Redemption of preferred units	—	(199,083)
Common unit distributions paid	(87,023)	(84,655)
Preferred unit distributions paid	(495)	(9,800)
Distributions paid to redeemable noncontrolling interests	(1,090)	(7,860)
Redemption of vested equity awards	(1,611)	(1,869)
Other	(5,205)	(492)
Net cash provided by (used in) financing activities	29,120	(316,953)
Net decrease in cash and cash equivalents and restricted cash	(1,899)	(199,995)
Cash and cash equivalents and restricted cash
Beginning of period	14,831	212,619
End of period	$12,932	$12,624

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$60,187	$63,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,440	101,963
Impairment losses	—	1,457
Amortization of deferred financing costs and net debt discounts	2,478	3,514
Increase in deferred rent receivable	(3,687)	(545)
Gain on sales of real estate	27	(5,438)
Share-based compensation	4,735	4,092
Other	(1,969)	(2,969)
Operating changes in assets and liabilities:
Decrease in accounts receivable	12,404	7,498
(Increase) decrease in prepaid expenses and other assets, net	(4,080)	3,688
Decrease in accounts payable, accrued expenses and other liabilities	(48,379)	(4,190)
Decrease in rents received in advance and security deposits	(2,489)	(3,575)
Net cash provided by operating activities	$121,667	$169,428
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863
Restricted cash at beginning of period	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619

Cash and cash equivalents at end of period	$9,492	$10,858
Restricted cash at end of period	3,440	1,766
Cash and cash equivalents and restricted cash at end of period	$12,932	$12,624
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$3,550	$17,129
Increase in property in connection with capital lease obligation	$—	$16,127
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$7,802	$774
Equity in other comprehensive income of an equity method investee	$—	$39
Distributions payable	$30,483	$28,462
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,331	$(244)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of September 30, 2018, our properties included the following:

•
161 properties totaling 17.9 million square feet comprised of 15.1 million square feet in 144 office properties and 2.7 million square feet in 17 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
11 properties under construction or redevelopment (six office properties and five data center shells) that we estimate will total approximately 1.4 million square feet upon completion, including two partially-operational properties; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.9 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2018, COPT owned 98.8% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2018 regarding the recognition of revenue from contracts with customers (“Topic 606”). Under this guidance, an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We determined that Topic 606 is applicable to our construction contract and other service revenues, which includes predominantly construction and design projects performed primarily for tenants of our properties. We used the modified retrospective method for contracts that were not completed as of January 1, 2018. Under this method, the cumulative effect of initially applying the guidance is recognized as an adjustment to the opening balance of retained earnings as of the date of initial application. Our adoption of Topic 606 effective January 1, 2018 did not affect our consolidated financial statements other than additional disclosure provided in accordance with the guidance. We did not elect to use any of the practical expedients provided for under the guidance. As discussed further below, Topic 606 will also apply to lease revenue deemed to be non-lease components (such as common area maintenance and provision of utilities) once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases goes into effect on January 1, 2019.

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

We adopted guidance issued by the FASB retrospectively effective January 1, 2018 that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  As a result of our adoption of this guidance, the change in restricted cash is no longer reported as either operating or investing activities on our statements of cash flows. Our restricted cash primarily consists of cash escrowed under mortgage debt for capital improvements and real estate taxes and certain tenant security deposits. Our adoption of this guidance had the following effects on our consolidated statements of cash flows for the nine months ended September 30, 2017 (in thousands):

	As Previously Reported	Impact of Adoption	As Adjusted
Net cash provided by operating activities	$170,678	$(1,250)	$169,428
Net cash used in investing activities	$(52,730)	$260	$(52,470)
Net decrease in cash and cash equivalents and restricted cash	$(199,005)	$(990)	$(199,995)
Beginning of period cash and cash equivalents and restricted cash	$209,863	$2,756	$212,619
End of period cash and cash equivalents and restricted cash	$10,858	$1,766	$12,624

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

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPT and subsidiaries (in thousands):

	As of December 31, 2017			As of September 30, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolidated real estate joint venture	$25,066	$16,721	$41,787	$25,194	$17,069	$42,263	$25,548	$18,113	$43,661
Cumulative distributions in excess of net income	$(818,190)	$16,105	$(802,085)	$(800,290)	$16,442	$(783,848)	$(765,276)	$17,451	$(747,825)
Noncontrolling interests in subsidiaries	$65,549	$616	$66,165	$44,089	$627	$44,716	$71,605	$662	$72,267

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$719	$(348)	$371	$2,162	$(1,044)	$1,118
Net income	$22,682	$(348)	$22,334	$64,977	$(1,044)	$63,933
Net income attributable to noncontrolling interests - Common units in COPLP	$(704)	$11	$(693)	$(1,611)	$35	$(1,576)
Net income attributable to COPT	$20,916	$(337)	$20,579	$60,133	$(1,009)	$59,124
Net income attributable to COPT common shareholders	$20,916	$(337)	$20,579	$47,067	$(1,009)	$46,058
Earnings per common share - basic and diluted	$0.21	$—	$0.21	$0.47	$(0.01)	$0.46
Comprehensive income	$22,996	$(348)	$22,648	$65,879	$(1,044)	$64,835
Comprehensive income attributable to COPT	$21,220	$(337)	$20,883	$61,005	$(1,009)	$59,996

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPLP and subsidiaries (in thousands):

	As of December 31, 2017			As of September 30, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolid. real estate joint venture	$25,066	$16,721	$41,787	$25,194	$17,069	$42,263	$25,548	$18,113	$43,661
Common units	$1,428,301	$16,721	$1,445,022	$1,394,911	$17,069	$1,411,980	$1,401,597	$18,113	$1,419,710

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Equity in income of unconsolidated entities	$719	$(348)	$371	$2,162	$(1,044)	$1,118
Net income	$22,682	$(348)	$22,334	$64,977	$(1,044)	$63,933
Net income attributable to COPLP	$21,785	$(348)	$21,437	$62,239	$(1,044)	$61,195
Net income attributable to COPLP common unitholders	$21,620	$(348)	$21,272	$48,678	$(1,044)	$47,634
Earnings per common unit - basic and diluted	$0.21	$—	$0.21	$0.47	$(0.01)	$0.46
Comprehensive income	$22,996	$(348)	$22,648	$65,879	$(1,044)	$64,835
Comprehensive income attributable to COPLP	$22,099	$(348)	$21,751	$63,141	$(1,044)	$62,097

Adoption of this guidance had no impact to cash provided by or used in operating, financing or investing activities on our consolidated statements of cash flows for the nine months ended September 30, 2017.

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

In August 2018, the Securities and Exchange Commission amended its rules to simplify or eliminate outdated, duplicative or overlapping disclosure requirements. The amendments also expand certain disclosure requirements, such as requiring (effective January 1, 2019) current and comparative quarter and year-to-date reporting of changes in shareholders’ equity in interim periods. We adopted these rules effective November 5, 2018 for the changes in disclosure that were required for this Quarterly Report on Form 10-Q, the effect of which was not material to the consolidated financial statements included herein, and we do not expect our adoption of these rules to have a material impact on our consolidated financial statements included in our future periodic filings.

In February 2016, the FASB issued guidance that sets forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The guidance requires lessors of real estate to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  This guidance will be adopted by us on January 1, 2019 using a modified retrospective transition approach under which will apply the guidance effective January 1, 2019, with a cumulative-effect adjustment as of such date, and not adjust prior comparative reporting periods. The guidance permits lessees and lessors to elect to apply a package of practical expedients that allow them not to reassess upon adoption: the lease classification for any expired or existing leases; their deferred recognition of incremental direct costs of leasing for any expired or existing leases; and whether any expired or existing contracts are, or contain, leases. The guidance also permits lessors to elect a practical expedient (by class of underlying asset) to avoid separating non-lease components that otherwise would need to be accounted for under the recently-adopted revenue accounting guidance (such as common area maintenance and provision of utilities) from the associated lease component if (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; once this practical expedient is adopted, the lessor would be able to account for the combination of the lease component and non-lease components as an operating lease as long as the lease component is the predominant component of the combined components. We expect to elect each of the above practical expedients. Below is a summary of the anticipated effects of this guidance on our accounting and reporting.

•	Real estate leases in which we are the lessor:

◦
Balance sheet reporting: We believe that we will apply an approach under the new guidance that is similar to the current accounting for operating leases, in which we will continue to recognize the underlying leased asset as property on our balance sheet.

◦
Deferral of non-incremental lease costs: Under the new lease guidance, we will be expensing future non-incremental costs in connection with new or extended tenant leases the recognition of which would have been deferred under current accounting (refer to amounts reported in our 2017 Annual Report on Form 10-K for amounts deferred in 2017, 2016 and 2015).

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases; as of September 30, 2018, our future minimum rental payments under these leases totaled $87.5 million, with various expiration dates extending to the year 2100. We believe that we will be required to recognize right-of-use assets and lease liabilities for the present value of these minimum lease payments. We also believe that these types of leases would be classified as finance leases under the new guidance, which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, we expect to elect to apply the package of practical expedients under which we would continue to account for our existing ground leases as operating leases upon adoption of the guidance.

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

In August 2018, the FASB issued guidance that modifies disclosure requirements for fair value measurements. This guidance is effective for us beginning January 1, 2020. Early adoption is permitted for this guidance, and entities are permitted to early adopt with respect to any removed or modified disclosures while delaying adoption of additional disclosure requirements until the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. FASB guidance did not previously address the accounting for such implementation costs. The guidance is effective for us beginning January 1, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Construction contract revenues:
GMP	$1,840	$25,235	$31,865	$50,141
FFP	3,653	3,759	16,376	14,544
Cost-plus fee	2,719	560	4,273	577
Other	211	232	688	696
	$8,423	$29,786	$53,202	$65,958

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Construction contract revenues:
Construction	$8,160	$30,004	$50,743	$61,173
Design	52	(450)	1,771	4,089
Other	211	232	688	696
	$8,423	$29,786	$53,202	$65,958

We recognized revenue from performance obligations satisfied (or partially satisfied) in previous periods of $(1,000) and $47,000 in the three months ended September 30, 2018 and 2017, respectively; and $318,000 and $594,000 in the nine months ended September 30, 2018 and 2017, respectively.

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

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Beginning balance	$4,577	$4,131
Ending balance	$5,571	$5,414

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

	For the Nine Months Ended September 30,
	2018	2017
Beginning balance	$4,884	$10,350
Ending balance	$2,821	$2,005

Our contract liabilities consist of advance payments from our customers or billings in excess of construction contract revenue recognized. Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Beginning balance	$27,402	$32,650
Ending balance	$560	$32,762
Portion of beginning balance recognized in revenue during:
Three months ended September 30	$—	$11,689
Nine months ended September 30	$27,296	$32,650

The change in the contract liabilities balance reported above for the nine months ended September 30, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2018 that will be recognized as revenue in future periods was $13.7 million, $8 million of which we expect to recognize during the remainder of 2018.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues.

4.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.3 million as of September 30, 2018, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  The fair values of our investing receivables, as disclosed in Note 7, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 9, we estimated the fair value of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 7 for investing receivables, Note 9 for debt and Note 10 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,298	$—	$—	$4,298
Other	48	—	—	48
Interest rate derivatives	—	10,875	—	10,875
Total assets	$4,346	$10,875	$—	$15,221
Liabilities:
Deferred compensation plan liability (2)	$—	$4,346	$—	$4,346

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives	$—	$10,875	$—	$10,875

5.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$481,527	$455,680
Buildings and improvements	3,182,709	3,068,124
Less: Accumulated depreciation	(867,659)	(786,193)
Operating properties, net	$2,796,577	$2,737,611

Projects in development or held for future development consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$220,468	$240,825
Development in progress, excluding land	190,382	162,669
Projects in development or held for future development	$410,850	$403,494

Our property held for sale is 11751 Meadowville Lane, a property in our Data Center Shells sub-segment, the sale of which was not recognized for accounting purposes. We provided a financial guaranty to the buyer under which we provided an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us. We accounted for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018, and we reported the sales proceeds as a liability on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 in the line entitled “deferred property sale.” The table below sets forth the components of this property’s assets as of September 30, 2018 and December 31, 2017 (in thousands):

Properties, net	$38,670
Deferred rent receivable	3,237
Deferred leasing costs, net	319
Assets held for sale, net	$42,226

2018 Construction Activities

During the nine months ended September 30, 2018, we placed into service 432,000 square feet in four newly-constructed properties and 18,000 square feet in one redeveloped property. As of September 30, 2018, we had nine properties under construction (including one partially-operational property), or which we were contractually committed to construct, that we estimate will total 1.3 million square feet upon completion and two properties under redevelopment (including one partially-operational property) that we estimate will total 128,000 square feet upon completion.

6.    Real Estate Joint Ventures

Consolidated Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2018 (dollars in thousands):

		Nominal
		Ownership		September 30, 2018 (1)
	Date	% as of		Total	Encumbered	Total
	Acquired	9/30/2018	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$165,752	$73,405	$53,653
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	74,848	44,009	45,369
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	79,093	78,545	12,662
				$319,693	$195,959	$111,684

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland.

(4)	This joint venture’s property is in Washington, DC.

Unconsolidated Joint Venture

As of September 30, 2018, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center shell properties in Virginia, that we account for using the equity method of accounting. As of September 30, 2018, we had an investment balance in GI-COPT of $40.3 million.

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Notes receivable from the City of Huntsville	$52,667	$54,472
Other investing loans receivable	3,021	3,021
	$55,688	$57,493

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of September 30, 2018 or December 31, 2017.  The fair value of these receivables was approximately $57.0 million as of September 30, 2018 and $58.3 million as of December 31, 2017.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net of COPT and subsidiaries consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$31,259	$24,670
Lease incentives, net	18,583	19,011
Furniture, fixtures and equipment, net	7,087	5,256
Non-real estate equity investments	5,085	5,056
Marketable securities in deferred compensation plan	4,346	4,616
Restricted cash	3,440	2,570
Construction contract costs incurred in excess of billings	2,821	4,884
Deferred tax asset, net (1)	2,080	1,892
Other assets	4,648	3,379
Prepaid expenses and other assets, net	$79,349	$71,334

(1) Includes a valuation allowance of $3.0 million as of September 30, 2018 and $1.4 million as of December 31, 2017.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2018	December 31, 2017	Stated Interest Rates as of	Scheduled Maturity as of
			September 30, 2018	September 30, 2018
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$148,054	$150,723	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt (4)	20,890	13,115	LIBOR + 1.85% to 2.35% (5)	2020-2022
Total mortgage and other secured debt	168,944	163,838
Revolving Credit Facility (6)	99,000	126,000	LIBOR + 0.875% to 1.60% (7)	May 2019 (6)
Term Loan Facilities (8)	348,298	347,959	LIBOR + 0.90% to 1.85% (9)	2020-2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	347,876	347,551	3.60% (10)	May 2023
5.250%, $250,000 aggregate principal	247,011	246,645	5.25% (11)	February 2024
3.700%, $300,000 aggregate principal	298,690	298,322	3.70% (12)	June 2021
5.000%, $300,000 aggregate principal	297,013	296,731	5.00% (13)	July 2025
Unsecured note payable	1,198	1,287	0% (14)	May 2026
Total debt, net	$1,808,030	$1,828,333

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $7.6 million as of September 30, 2018 and $5.0 million as of December 31, 2017.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $298,000 as of September 30, 2018 and $349,000 as of December 31, 2017.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.18% as of September 30, 2018.

(4)	Includes a construction loan with $100.7 million in remaining borrowing capacity as of September 30, 2018.

(5)	The weighted average interest rate on our variable rate secured debt was 4.20% as of September 30, 2018.

(6)	As discussed further below, we entered into a credit agreement on October 10, 2018 to replace our existing revolving credit facility with a new facility.

(7)	The weighted average interest rate on the Revolving Credit Facility was 3.37% as of September 30, 2018.

(8)
As of September 30, 2018, we have the ability to borrow an additional $350.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(9)	The weighted average interest rate on these loans was 3.47% as of September 30, 2018.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.5 million as of September 30, 2018 and $1.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $2.7 million as of September 30, 2018 and $3.0 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $1.0 million as of September 30, 2018 and $1.3 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $2.5 million as of September 30, 2018 and $2.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $313,000 as of September 30, 2018 and $373,000 as of December 31, 2017.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

On October 10, 2018, we entered into a credit agreement with a group of lenders to replace our existing unsecured revolving credit facility with a new facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The lenders’ aggregate commitment under the new facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The new facility matures on March 10, 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the new facility is based on LIBOR plus 0.775% to 1.450%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The new facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2018, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $1.4 million in the three months ended September 30, 2018, $1.1 million in the three months ended September 30, 2017, $4.2 million in the nine months ended September 30, 2018 and $4.2 million in the nine months ended September 30, 2017.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Fixed-rate debt
Unsecured Senior Notes	$1,190,590	$1,218,314	$1,189,249	$1,229,398
Other fixed-rate debt	149,252	145,341	152,010	152,485
Variable-rate debt	468,188	467,556	487,074	485,694
	$1,808,030	$1,831,211	$1,828,333	$1,867,577

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2018	December 31, 2017
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$695	$252
12,931	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	349	213
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	3,937	1,046
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	3,943	1,051
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	1,951	511
						$10,875	$3,073

(1)     The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	$10,875	$3,073

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Hedging Relationships	2018	2017	2018	2017	2018	2017	2018	2017
Interest rate derivatives	$1,325	$(301)	$7,913	$(1,877)	$207	$(615)	$9	$(2,740)

Over the next 12 months, we estimate that approximately $2.5 million of gains will be reclassified from AOCI as a decrease to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. We are not in default with any of these provisions. As of September 30, 2018, we did not have any derivatives in liability positions. As of September 30, 2018, we had not posted any collateral related to these agreements.

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

	For the Nine Months Ended September 30,
	2018	2017
Beginning balance	$23,125	$22,979
Contributions from noncontrolling interests	186	—
Distributions to noncontrolling interests	(1,114)	(1,186)
Net income attributable to noncontrolling interests	1,903	1,720
Adjustment to arrive at fair value of interests	1,331	(244)
Ending balance	$25,431	$23,269

12.    Equity

During the nine months ended September 30, 2018, COPT issued 4.5 million common shares under its forward equity sale agreements for net proceeds of $132.5 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under the forward equity sale agreements was 3.0 million common shares as of September 30, 2018.

During the nine months ended September 30, 2018, COPT issued 991,664 common shares at a weighted average price of $30.46 per share under its existing at-the-market (“ATM”) stock offering program. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. As of September 30, 2018, COPT’s remaining capacity under this ATM program is an aggregate gross sales price of $39.8 million in common share sales.

During the nine months ended September 30, 2018, certain COPLP limited partners converted 1.9 million common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and COPLP common unit of $0.275 in the three months ended September 30, 2018 and 2017 and $0.825 in the nine months ended September 30, 2018 and 2017.

See Note 14 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of September 30, 2018 and December 31, 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; during 2017, this segment also included suburban properties that did not meet these characteristics (that were since disposed).

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2018
Revenues from real estate operations	$61,396	$13,960	$11,254	$7,899	$3,734	$6,689	$104,932	$15,272	$7,781	$1,003	$128,988
Property operating expenses	(19,847)	(5,518)	(6,432)	(3,208)	(1,569)	(574)	(37,148)	(7,425)	(3,965)	(802)	(49,340)
UJV NOI allocable to COPT	—	—	—	—	—	1,206	1,206	—	—	—	1,206
NOI from real estate operations	$41,549	$8,442	$4,822	$4,691	$2,165	$7,321	$68,990	$7,847	$3,816	$201	$80,854
Additions to long-lived assets	$11,211	$2,305	$—	$1,758	$33	$—	$15,307	$5,670	$370	$(88)	$21,259
Transfers from non-operating properties	$14,698	$1,550	$—	$(17)	$13	$30,286	$46,530	$—	$155	$—	$46,685
Three Months Ended September 30, 2017
Revenues from real estate operations	$61,254	$12,190	$11,024	$7,494	$3,532	$6,676	$102,170	$16,656	$7,398	$1,007	$127,231
Property operating expenses	(19,708)	(4,343)	(6,193)	(3,157)	(1,432)	(637)	(35,470)	(7,406)	(3,175)	(317)	(46,368)
UJV NOI allocable to COPT	—	—	—	—	—	1,202	1,202	—	—	—	1,202
NOI from real estate operations	$41,546	$7,847	$4,831	$4,337	$2,100	$7,241	$67,902	$9,250	$4,223	$690	$82,065
Additions to long-lived assets	$5,810	$2,587	$55	$1,910	$843	$—	$11,205	$5,338	$9	$76	$16,628
Transfers from non-operating properties	$5,519	$45,554	$—	$8	$(62)	$29,803	$80,822	$25	$—	$—	$80,847
Nine Months Ended September 30, 2018
Revenues from real estate operations	$186,171	$39,639	$35,079	$23,896	$11,019	$18,475	$314,279	$45,852	$23,963	$2,334	$386,428
Property operating expenses	(61,550)	(15,150)	(20,524)	(9,943)	(4,518)	(2,167)	(113,852)	(22,472)	(12,373)	(1,040)	(149,737)
UJV NOI allocable to COPT	—	—	—	—	—	3,607	3,607	—	—	—	3,607
NOI from real estate operations	$124,621	$24,489	$14,555	$13,953	$6,501	$19,915	$204,034	$23,380	$11,590	$1,294	$240,298
Additions to long-lived assets	$26,483	$5,431	$—	$4,316	$463	$—	$36,693	$14,915	$487	$227	$52,322
Transfers from non-operating properties	$34,919	$2,243	$—	$(17)	$483	$61,075	$98,703	$—	$2,300	$—	$101,003
Segment assets at September 30, 2018	$1,280,837	$394,066	$126,047	$189,406	$105,315	$359,653	$2,455,324	$396,624	$219,041	$3,997	$3,074,986
Nine Months Ended September 30, 2017
Revenues from real estate operations	$183,393	$34,992	$35,687	$21,953	$10,616	$17,998	$304,639	$52,394	$21,201	$4,061	$382,295
Property operating expenses	(60,357)	(13,014)	(21,125)	(9,391)	(4,294)	(1,873)	(110,054)	(21,974)	(10,041)	(1,446)	(143,515)
UJV NOI allocable to COPT	—	—	—	—	—	3,602	3,602	—	—	—	3,602
NOI from real estate operations	$123,036	$21,978	$14,562	$12,562	$6,322	$19,727	$198,187	$30,420	$11,160	$2,615	$242,382
Additions to long-lived assets	$15,085	$6,032	$71	$6,309	$1,059	$—	$28,556	$16,476	$3,588	$203	$48,823
Transfers from non-operating properties	$37,094	$45,994	$—	$474	$1,643	$55,003	$140,208	$—	$8	$18	$140,234
Segment assets at September 30, 2017	$1,265,569	$400,855	$129,657	$194,801	$108,884	$275,680	$2,375,446	$398,579	$226,909	$13,347	$3,014,281

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment revenues from real estate operations	$128,988	$127,231	$386,428	$382,295
Construction contract and other service revenues	8,423	29,786	53,202	65,958
Total revenues	$137,411	$157,017	$439,630	$448,253

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
UJV NOI allocable to COPT	$1,206	$1,202	$3,607	$3,602
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(830)	(830)	(2,482)	(2,481)
Add: Equity in loss of unconsolidated non-real estate entities	(2)	(1)	(5)	(3)
Equity in income of unconsolidated entities	$374	$371	$1,120	$1,118

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Construction contract and other service revenues	$8,423	$29,786	$53,202	$65,958
Construction contract and other service expenses	(8,058)	(28,788)	(51,215)	(63,589)
NOI from service operations	$365	$998	$1,987	$2,369

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NOI from real estate operations	$80,854	$82,065	$240,298	$242,382
NOI from service operations	365	998	1,987	2,369
Interest and other income	1,486	1,508	4,284	4,817
Gain on sales of real estate	—	1,188	(27)	5,438
Equity in income of unconsolidated entities	374	371	1,120	1,118
Income tax benefit (expense)	291	(57)	173	(145)
Depreciation and other amortization associated with real estate operations	(34,195)	(34,438)	(100,897)	(100,290)
Impairment recoveries (losses)	—	161	—	(1,464)
General, administrative and leasing expenses	(6,899)	(7,368)	(21,819)	(23,838)
Business development expenses and land carry costs	(1,567)	(1,277)	(4,415)	(4,567)
Interest expense	(19,181)	(19,615)	(56,910)	(57,772)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,206)	(1,202)	(3,607)	(3,602)
Loss on early extinguishment of debt	—	—	—	(513)
Net income	$20,322	$22,334	$60,187	$63,933

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2018	September 30, 2017
Segment assets	$3,074,986	$3,014,281
Non-operating property assets	420,109	413,255
Other assets	155,271	149,305
Total COPT consolidated assets	$3,650,366	$3,576,841

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

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we, in settlement of the award, will:

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

Restricted Shares

During the nine months ended September 30, 2018, certain employees and non-employee members of our Board of Trustees were granted a total of 208,266 restricted common shares with an aggregate grant date fair value of $5.3 million (weighted average of $25.69 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us.  Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2018, forfeiture restrictions lapsed on 169,391 previously issued common shares; these shares had a weighted average grant date fair value of $29.60 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.3 million.

Deferred Share Awards

During the nine months ended September 30, 2018, non-employee members of our Board of Trustees were granted a total of 13,832 deferred share awards with an aggregate grant date fair value of $388,000 ($28.08 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2018, we issued 5,515 common shares in settlement of deferred share awards; these shares had a grant date fair value of $29.32 per share, and the aggregate intrinsic value of the shares on the settlement date was $154,000.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to COPT	$18,697	$20,579	$55,281	$59,124
Preferred share dividends	—	—	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	—	—	(6,847)
Income attributable to share-based compensation awards	(114)	(95)	(348)	(337)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$18,583	$20,484	$54,933	$45,721
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	104,379	99,112	102,401	98,855
Dilutive effect of share-based compensation awards	231	146	165	154
Dilutive effect of forward equity sale agreements	178	—	60	—
Denominator for diluted EPS (common shares)	104,788	99,258	102,626	99,009
Basic EPS	$0.18	$0.21	$0.54	$0.46
Diluted EPS	$0.18	$0.21	$0.54	$0.46

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Conversion of common units	2,135	3,350	2,847	3,400
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPS because their effects were not dilutive:

•
weighted average restricted shares and deferred share awards for the three months ended September 30, 2018 and 2017 of 455,000 and 445,000, respectively, and for the nine months ended September 30, 2018 and 2017 of 452,000 and 431,000, respectively; and

•
weighted average options for the three months ended September 30, 2018 and 2017 of 30,000 and 40,000, respectively, and for the nine months ended September 30, 2018 and 2017 of 45,000 and 80,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to COPLP	$19,242	$21,437	$57,308	$61,195
Preferred unit distributions	(165)	(165)	(495)	(6,714)
Issuance costs associated with redeemed preferred units	—	—	—	(6,847)
Income attributable to share-based compensation awards	(114)	(95)	(348)	(337)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$18,963	$21,177	$56,465	$47,297
Denominator (all weighted averages):
Denominator for basic EPU (common units)	106,514	102,462	105,248	102,255
Dilutive effect of share-based compensation awards	231	146	165	154
Dilutive effect of forward equity sale agreements	178	—	60	—
Denominator for diluted EPU (common units)	106,923	102,608	105,473	102,409
Basic EPU	$0.18	$0.21	$0.54	$0.46
Diluted EPU	$0.18	$0.21	$0.54	$0.46

Our diluted EPU computations do not include the effect of 176,000 common units resulting from an assumed conversion of the Series I preferred units since such a conversion would increase diluted EPU for the three and nine months ended September 30, 2018 and 2017. The following securities were also excluded from the computation of diluted EPU because their effects were not dilutive:

•
weighted average restricted units and deferred share awards for the three months ended September 30, 2018 and 2017 of 455,000 and 445,000, respectively, and for the nine months ended September 30, 2018 and 2017 of 452,000 and 431,000, respectively; and

•
weighted average options for the three months ended September 30, 2018 and 2017 of 30,000 and 40,000, respectively, and for the nine months ended September 30, 2018 and 2017 of 45,000 and 80,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2018, we do not expect any such future fundings will be required.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of September 30, 2018 follow (in thousands):

Year Ending December 31,
2018 (1)	$328
2019	1,297
2020	1,261
2021	1,258
2022	1,143
Thereafter	83,039
$88,326

(1) Represents the three months ending December 31, 2018.

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, DC through our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur in 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments and have since paid down most of this liability. The remaining capital lease obligation as of September 30, 2018 was $660,000, which is due in 2020.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of September 30, 2018 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $163.1 million;

•	capital expenditures for operating properties of $39.7 million;

•	third party construction of $3.6 million; and

•	other obligations of $2.1 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2018:

•	we finished the period with our office and data center shell portfolio 92.1% occupied;

•	we placed into service 450,000 square feet in five newly-constructed or redeveloped properties that were 85.8% leased as of September 30, 2018;

•	COPT issued:

◦	4.5 million common shares under its forward equity sale agreements for net proceeds of $132.5 million; and

◦	991,664 common shares at a weighted average price of $30.46 per share under its ATM stock offering program for net proceeds of $29.8 million.
COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. The proceeds were used primarily to repay borrowings under our Revolving Credit Facility that funded development costs.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed:

•
include information pertaining to six properties owned through an unconsolidated real estate joint venture except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest; and

•
exclude, for purposes of amounts reported as of September 30, 2018 and December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we indemnified it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us.  Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018, and we reported the sales proceeds as a liability on our consolidated balance sheets through September 30, 2018.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	September 30, 2018	December 31, 2017
Occupancy rates at period end
Total	92.1%	93.6%
Defense/IT Locations:
Fort Meade/BW Corridor	91.7%	95.6%
Northern Virginia Defense/IT	83.8%	89.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	88.0%	87.7%
Redstone Arsenal	99.0%	98.2%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	92.6%	95.2%
Regional Office	89.0%	89.5%
Other	77.2%	34.4%
Average contractual annual rental rate per square foot at period end (1)	$29.73	$29.84

(1)
Includes estimated expense reimbursements. Amounts reported include the portion of six properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2017	17,345	16,227
Vacated upon lease expiration (1)	—	(653)
Occupancy for new leases (2)	—	464
Constructed or redeveloped (3)	780	414
Removed from operations (4)	(241)	—
Other changes	(17)	4
September 30, 2018	17,867	16,456

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

(3)
Includes 330,000 unoccupied square feet that were completed in 2016 but reported as construction projects through December 31, 2017 since they were held for future lease to the United States Government.

(4)	Includes the removal of one property for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

Total occupancy decreased from December 31, 2017 to September 30, 2018 due primarily to the addition of 404,000 unoccupied, newly-constructed square feet during the period, including: 243,000 in the Fort Meade/BW Corridor sub-segment; and 161,000 in the Northern Virginia Defense/IT sub-segment leased in June 2018 that we expect to be occupied by the end of the year.

During the nine months ended September 30, 2018, we completed 2.9 million square feet of leasing, including: renewed leases on 1.8 million square feet, representing 77.1% of the square footage of our lease expirations (including the effect of early renewals and excluding the effect of 108,000 square feet vacated in a property in the Fort Meade/BW Corridor sub-segment that was removed from service for redevelopment); 694,000 of construction and redevelopment space; and 348,000 in other leasing.

Wholesale Data Center

Our 19.25 megawatt wholesale data center had 16.86 megawatts leased as of September 30, 2018 and December 31, 2017.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•	office and data center shell properties:

•	continually owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for sale. We define these as changes from “Same Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•	disposed (including a property reported as held for sale since December 31, 2017, the sale of which in 2017 was not recognized for accounting purposes); and

•	our wholesale data center.

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

Since both of the measures discussed above exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 13 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended September 30, 2018 and 2017

	For the Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$128,988	$127,231	$1,757
Construction contract and other service revenues	8,423	29,786	(21,363)
Total revenues	137,411	157,017	(19,606)
Expenses
Property operating expenses	49,340	46,368	2,972
Depreciation and amortization associated with real estate operations	34,195	34,438	(243)
Construction contract and other service expenses	8,058	28,788	(20,730)
Impairment recoveries	—	(161)	161
General, administrative and leasing expenses	6,899	7,368	(469)
Business development expenses and land carry costs	1,567	1,277	290
Total operating expenses	100,059	118,078	(18,019)
Operating income	37,352	38,939	(1,587)
Interest expense	(19,181)	(19,615)	434
Interest and other income	1,486	1,508	(22)
Gain on sales of real estate	—	1,188	(1,188)
Equity in income of unconsolidated entities	374	371	3
Income tax benefit (expense)	291	(57)	348
Net income	$20,322	$22,334	$(2,012)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$89,237	$88,622	$615
Lease termination revenue	759	860	(101)
Tenant recoveries and other real estate operations revenue	23,015	22,545	470
Same Properties total revenues	113,011	112,027	984
Constructed and redeveloped properties placed in service	8,174	3,880	4,294
Wholesale data center	7,781	7,398	383
Dispositions	—	3,261	(3,261)
Other	22	665	(643)
	128,988	127,231	1,757
Property operating expenses
Same Properties	(42,598)	(41,589)	(1,009)
Constructed and redeveloped properties placed in service	(2,702)	(930)	(1,772)
Wholesale data center	(3,965)	(3,175)	(790)
Dispositions	26	(423)	449
Other	(101)	(251)	150
	(49,340)	(46,368)	(2,972)

Same Properties UJV NOI allocable to COPT	1,206	1,202	4

NOI from real estate operations
Same Properties	71,619	71,640	(21)
Constructed and redeveloped properties placed in service	5,472	2,950	2,522
Wholesale data center	3,816	4,223	(407)
Dispositions	26	2,838	(2,812)
Other	(79)	414	(493)
	$80,854	$82,065	$(1,211)
Same Properties rent statistics
Average occupancy rate	91.5%	91.7%	(0.2)%
Average straight-line rent per occupied square foot (1)	$6.42	$6.36	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 147 properties, comprising 90.8% of our office and data center shell portfolio’s square footage as of September 30, 2018. This pool of properties included the following changes from the pool used for purposes of comparing 2017 and 2016 in our 2017 Annual Report on Form 10-K: the addition of 14 properties placed in service and 100% operational on or before January 1, 2017 (including six unconsolidated real estate joint venture properties and two properties added to our rentable square feet in 2018 that were previously reported as construction projects since they were held for future lease to the United States Government); and the removal of one property in 2018 for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

Our NOI from constructed and redeveloped properties placed in service included 14 properties placed in service in 2017 and 2018.

NOI from Service Operations

	For the Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$8,423	$29,786	$(21,363)
Construction contract and other service expenses	8,058	28,788	(20,730)
NOI from service operations	$365	$998	$(633)

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

Comparison of Statements of Operations for the Nine Months Ended September 30, 2018 and 2017

	For the Nine Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$386,428	$382,295	$4,133
Construction contract and other service revenues	53,202	65,958	(12,756)
Total revenues	439,630	448,253	(8,623)
Expenses
Property operating expenses	149,737	143,515	6,222
Depreciation and amortization associated with real estate operations	100,897	100,290	607
Construction contract and other service expenses	51,215	63,589	(12,374)
Impairment losses	—	1,464	(1,464)
General, administrative and leasing expenses	21,819	23,838	(2,019)
Business development expenses and land carry costs	4,415	4,567	(152)
Total operating expenses	328,083	337,263	(9,180)
Operating income	111,547	110,990	557
Interest expense	(56,910)	(57,772)	862
Interest and other income	4,284	4,817	(533)
Gain on sales of real estate	(27)	5,438	(5,465)
Loss on early extinguishment of debt	—	(513)	513
Equity in income of unconsolidated entities	1,120	1,118	2
Income tax benefit (expense)	173	(145)	318
Net income	$60,187	$63,933	$(3,746)

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$266,647	$266,094	$553
Lease termination revenue	2,325	2,083	242
Tenant recoveries and other real estate operations revenue	71,693	70,934	759
Same Properties total revenues	340,665	339,111	1,554
Constructed and redeveloped properties placed in service	20,544	6,253	14,291
Wholesale data center	23,963	21,201	2,762
Dispositions	140	13,704	(13,564)
Other	1,116	2,026	(910)
	386,428	382,295	4,133
Property operating expenses
Same Properties	(130,876)	(127,275)	(3,601)
Constructed and redeveloped properties placed in service	(5,979)	(2,450)	(3,529)
Wholesale data center	(12,373)	(10,041)	(2,332)
Dispositions	(4)	(2,614)	2,610
Other	(505)	(1,135)	630
	(149,737)	(143,515)	(6,222)

Same Properties UJV NOI allocable to COPT	3,607	3,602	5

NOI from real estate operations
Same Properties	213,396	215,438	(2,042)
Constructed and redeveloped properties placed in service	14,565	3,803	10,762
Wholesale data center	11,590	11,160	430
Dispositions	136	11,090	(10,954)
Other	611	891	(280)
	$240,298	$242,382	$(2,084)
Same Properties rent statistics
Average occupancy rate	91.2%	93.5%	(2.3)%
Average straight-line rent per occupied square foot (1)	$19.27	$19.16	$0.11

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

The decrease in our Same Properties NOI from real estate operations reflected above was due primarily to higher snow and utilities expenses in the current period, as well as higher real estate taxes at certain properties resulting from increased property assessments.

Our NOI from constructed and redeveloped properties placed in service included 14 properties placed in service in 2017 and 2018.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$53,202	$65,958	$(12,756)
Construction contract and other service expenses	51,215	63,589	(12,374)
NOI from service operations	$1,987	$2,369	$(382)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants.

Gain on Sales of Real Estate

We recognized a gain on sales of real estate of $5.4 million in the prior period in connection with land sales.

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

The table below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2018 and 2017, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars and shares in thousands, except per share data)
Net income	$20,322	$22,334	$60,187	$63,933
Add: Real estate-related depreciation and amortization	34,195	34,438	100,897	100,290
Add: Depreciation and amortization on UJV allocable to COPT	564	563	1,691	1,689
Add: Impairment (recoveries) losses on previously depreciated operating properties	—	(159)	—	1,451
Less: Gain on sales of previously depreciated operating properties	—	(8)	27	(39)
FFO	55,081	57,168	162,802	167,324
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(1,060)	(917)	(2,757)	(2,801)
Less: Preferred share dividends	—	—	—	(6,219)
Less: Issuance costs associated with redeemed preferred shares	—	—	—	(6,847)
Basic and diluted FFO allocable to share-based compensation awards	(214)	(215)	(651)	(616)
Basic and diluted FFO available to common share and common unit holders	53,642	55,871	158,899	150,346
Gain on sales of non-operating properties	—	(1,180)	—	(5,399)
Impairment (recoveries) losses on non-operating properties	—	(2)	—	13
Gain on interest rate derivatives	—	(34)	—	(43)
Loss on early extinguishment of debt	—	—	—	513
Issuance costs associated with redeemed preferred shares	—	—	—	6,847
Executive transition costs	46	2	422	732
Demolition costs on redevelopment and nonrecurring improvements	251	—	299	294
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	5	(3)	(12)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$53,938	$54,662	$159,617	$153,291

Weighted average common shares	104,379	99,112	102,401	98,855
Conversion of weighted average common units	2,135	3,350	2,847	3,400
Weighted average common shares/units - Basic FFO	106,514	102,462	105,248	102,255
Dilutive effect of share-based compensation awards	231	146	165	154
Dilutive effect of forward equity sale agreements	178	—	60	—
Weighted average common shares/units - Diluted FFO	106,923	102,608	105,473	102,409

Diluted FFO per share	$0.50	$0.54	$1.51	$1.47
Diluted FFO per share, as adjusted for comparability	$0.50	$0.53	$1.51	$1.50

Denominator for diluted EPS	104,788	99,258	102,626	99,009
Weighted average common units	2,135	3,350	2,847	3,400
Denominator for diluted FFO per share measures	106,923	102,608	105,473	102,409

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2018 (in thousands):

Construction, development and redevelopment	$107,526
Tenant improvements on operating properties (1)	27,518
Capital improvements on operating properties	13,671
$148,715
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow from operating activities decreased $47.8 million when comparing the nine months ended September 30, 2018 and 2017 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities increased $100.2 million when comparing the nine months ended September 30, 2018 and 2017 due primarily to a decrease in property sales in 2018 relative to 2017.

Net cash flow provided by financing activities in the nine months ended September 30, 2018 was $29.1 million, and included the following:

•	net proceeds from the issuance of common shares (or units) of $162.2 million; offset in part by

•	dividends and/or distributions to equity holders of $87.5 million;

•	net repayments of debt borrowings of $18.9 million; and

•	payments on a capital lease obligation of $15.4 million.

Net cash flow used in financing activities in the nine months ended September 30, 2017 was $317.0 million, and included the following:

•	redemption of preferred shares (or units) of $199.1 million;

•	dividends and/or distributions to equity holders of $94.5 million; and

•	net repayments of debt borrowings of $33.0 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $19.8 million.

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

As of September 30, 2018, COPT owned 98.8% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

For COPT to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its ordinary taxable income. As a result of this distribution requirement, it cannot rely on retained earnings to fund its ongoing operations to the same extent that some other companies can. COPT may need to continue to raise capital in the equity markets to fund COPLP’s working capital needs, development activities and acquisitions.

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of September 30, 2018, COPLP had $9.5 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and property sales.  As of September 30, 2018, the maximum borrowing capacity under this facility totaled $800.0 million, of which $701.0 million was available. On October 10, 2018, COPLP entered into a credit agreement with a group of lenders to replace its existing facility with a new one. The lenders’ aggregate commitment under the new facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The new facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period.

As of September 30, 2018, COPT had forward equity sale agreements in place with 3.0 million shares available for future issuance with a settlement value of $86.5 million that we expect to use to fund development costs.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$99,000	$112,132	$300,000	$261,306	$1,026,832	$1,799,270
Scheduled principal payments (3)	1,079	4,387	4,024	3,875	4,033	6,644	24,042
Interest on debt (3)(4)	18,731	72,426	68,675	60,423	55,108	63,592	338,955
Development and redevelopment obligations (5)(6)	76,296	71,916	14,925	—	—	—	163,137
Third-party construction obligations (6)(7)	2,091	1,462	—	—	—	—	3,553
Capital expenditures for operating properties (3)(6)(8)	8,350	20,390	10,959	—	—	—	39,699
Capital lease obligation (principal and interest)	—	—	660	—	—	—	660
Operating leases (3)	328	1,297	1,261	1,258	1,143	83,039	88,326
Other obligations (3)	175	375	236	182	178	978	2,124
Total contractual cash obligations	$107,050	$271,253	$212,872	$365,738	$321,768	$1,181,085	$2,459,766

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $15.3 million. As of September 30, 2018, maturities included $99.0 million in 2019 under our Revolving Credit Facility that, under the terms of the new facility, matures in 2023 and may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of September 30, 2018 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2018 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $120 million on construction and development costs and approximately $25 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2018.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility and proceeds from common shares issued under COPT’s forward equity sale agreements.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2018, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the nine months ended September 30, 2018.

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

The following table sets forth as of September 30, 2018 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt (1)	$982	$3,991	$3,718	$303,875	$4,033	$1,033,476	$1,350,075
Weighted average interest rate	4.37%	4.36%	3.96%	3.70%	3.98%	4.48%	4.30%
Variable rate debt (2)	$97	$99,396	$112,438	$—	$261,306	$—	$473,237
Weighted average interest rate (3)	3.96%	3.37%	3.56%	—%	3.50%	—%	3.49%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $15.3 million.

(2)
As of September 30, 2018, maturities included $99.0 million in 2019 under our Revolving Credit Facility that, under the terms of the new facility, matures in 2023 and may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of September 30, 2018 for variable rate debt.

The fair value of our debt was $1.8 billion as of September 30, 2018.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $58 million as of September 30, 2018.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2018 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.4 million in the nine months ended September 30, 2018 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of September 30, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of September 30, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2018, 1.8 million of COPLP’s common units were exchanged for 1.8 million COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	November 8, 2018	Dated:	November 8, 2018