Form 10-K
period 2018-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2019-02-21
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Corporate Office Properties Trust

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Corporate Office Properties, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Corporate Office Properties Trust ☐
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.7 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 30, 2018. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 31, 2019, 110,263,078 of Corporate Office Properties Trust’s common shares were outstanding.

The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $84.4 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 30, 2018.

Portions of the proxy statement of Corporate Office Properties Trust for its 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2018, COPT owned approximately 98.8% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Noncontrolling interests, shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships and limited liability companies (“LLCs”); the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships and LLCs. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets in connection with a non-qualified elective deferred compensation plan and the corresponding liability to the plan’s participants that are held directly by COPT.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 9, Prepaid Expenses and Other Assets, Net of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 13, Equity of COPT and subsidiaries;

•	Note 14, Equity of COPLP and subsidiaries;

•	Note 19, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries; and

•	Note 21, Quarterly Data of COPT and subsidiaries and COPLP and subsidiaries.

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	possible adverse changes in tax laws;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results;

•	security breaches relating to cyber attacks, cyber intrusions or other factors; and

•	environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements, whether as a result of new information, future events or otherwise. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2018, our properties included the following:

•
163 properties totaling 18.1 million square feet comprised of 15.1 million square feet in 145 office properties and 3.0 million square feet in 18 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
ten properties under construction or redevelopment (six office properties and four data center shells) that we estimate will total approximately 1.3 million square feet upon completion, including two partially-operational properties; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.7 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2018, COPT owned 98.8% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Business and Growth Strategies

Our primary goal is to create value and deliver attractive and competitive total returns to our shareholders. This section sets forth key components of our business and growth strategies that we have in place to support this goal.

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants of our Defense/IT Locations properties. These properties are primarily occupied by United States Government and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge-based activities (i.e., cyber security, research and development and other highly technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, which as of December 31, 2018 accounted for 154 of the portfolio’s 163 properties, or 87.9% of its annualized rental revenue, and we control developable land to accommodate future growth. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to: the importance of their proximity to defense installations or other key demand drivers; the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and significant investments often made by tenants in their space for unique needs such as Secure Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy.

Data center shells, which are properties leased to tenants to be operated as data centers in which the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure, have been a significant growth driver for our Defense/IT Locations in recent years. From 2013 through 2018, we placed into service 17 data center shells totaling 2.8 million square feet, and we had an additional four under construction totaling 731,000 square feet as of December 31, 2018.  We enter into long-term leases for these properties prior to commencing construction, with triple-net structures and multiple extension options and rent escalators to provide future growth. Additionally, our tenants fund the costs to fully power and equip these properties, significantly enhancing these properties’ values and creating high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•
properties’ proximity to defense installations and other knowledge-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:

•
office properties are proximate to such mission-critical facilities as Fort George G. Meade (which houses 119 organizations, including U.S. Cyber Command, Defense Information Systems Agency and other Department of Defense organizations and agencies engaged in signals intelligence) and Redstone Arsenal (which houses priority missions, such as Army procurement, missile defense, space exploration and research, development, testing and evaluation of advanced weapons systems); and

•
data center shells are primarily in the Northern Virginia area, proximate to the MAE-East Corridor, which is a major Network Access Point in the United States for interconnecting traffic between Internet service providers;

•	well-established relationships with the United States Government and its contractors;

•	extensive experience in developing:

•	high quality, highly-efficient office properties;

•	secured, specialized space, with the ability to satisfy the United States Government’s unique needs (including SCIF and ATFP requirements); and

•	data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and

•	depth of knowledge, specialized skills and credentialed personnel in operating highly-specialized properties with high security-oriented requirements.

Regional Office Strategy: While Defense/IT Locations are our primary focus, we focus secondarily on owning office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region due to our strong market knowledge in that region. We typically target submarkets with the following characteristics: (1) mixed-use, lifestyle oriented locations with a robust high-end residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; (4) a diverse and growing employment base; and (5) constraints in supply of office space. We believe that these types of submarkets provide better overall quality and opportunity for long-term, sustained growth than other commercial office submarkets. As of December 31, 2018, we owned seven Regional Office properties, representing 11.5% of our office and data center shell portfolio’s annualized rental revenue; these properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties proximate to existing or future Washington Metropolitan Area Metrorail stations and major interstates. In prior reporting periods, this segment also included other suburban properties not meeting these characteristics that were since disposed.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) renewing tenant leases at increased rental rates where market conditions permit; (3) leasing vacant space; (4) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (5) redevelopment when we believe property conditions and market demand warrant. In 2017, we completed seven years of programmatic property sales to improve the strategic focus of our portfolio and improve our balance sheet and overall capital position. In the future, we plan to continuously evaluate our portfolio and consider dispositions when properties no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital or support our property development and capital strategy.

We also aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and operating costs; (3) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction; and (4) participating in the annual GRESB (or Global Real Estate Sustainability Benchmark) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last four years, representing the highest quadrant of achievement on the survey.

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

•
using equity raised through issuances of common shares in COPT and common units in COPLP, joint venture structures for certain investments and, to a lesser extent, issuances of preferred shares in COPT and preferred units in COPLP;

•	monitoring capacity available under revolving credit facilities and equity offering programs to provide liquidity to fund investment activities;

•	paying dividends at a level that is at least sufficient for us to maintain our REIT status;

•	recycling proceeds from sales of interests in properties under our asset management strategy (discussed above) to fund our investment activities and/or reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Industry Segments
As of December 31, 2018, our operations included the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. Our Defense/IT Locations segment included the following sub-segments:

•	Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);

•	Northern Virginia Defense/IT Locations;

•	Lackland Air Force Base in San Antonio, Texas;

•
locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this sub-segment as of December 31, 2018 were proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;

•	Redstone Arsenal in Huntsville, Alabama; and

•	data center shells, primarily in Northern Virginia (including six owned through an unconsolidated real estate joint venture).

As of December 31, 2018, Defense/IT Locations comprised 154 of our office and data center shell portfolio’s properties, representing 88.0% of its square feet in operations, while Regional Office comprised seven of the portfolio’s properties, or 11.1% of its square feet in operations. Our Wholesale Data Center segment is comprised of one property in Manassas, Virginia.
For information relating to our segments, refer to Note 17 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2018, we had 378 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
Competition
The commercial real estate market is highly competitive. Numerous commercial landlords compete with us for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rents. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic conditions and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to produce acceptable operating cash flows.
We occasionally compete for the acquisition of land and commercial properties with many entities, including other publicly-traded commercial office REITs. Competitors for such acquisitions may have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments or may be willing to incur higher leverage.
We also compete with many entities, including other publicly-traded commercial office REITs, for capital. This competition could adversely affect our ability to raise capital we may need to fulfill our capital strategy.

In addition, we compete with many entities for talent. If there is an increase in the costs for us to retain employees or if we otherwise fail to attract and retain such employees, our business and operating results could be adversely effected.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2018, which are included in a separate section at the end of this report beginning on page F-1.

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

•
government actions and initiatives, including risks associated with the impact of prolonged government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by our strategic customers;

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

We may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions also could decrease our likelihood of successfully renewing tenants at favorable terms or leasing vacant space in existing properties or newly-constructed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, acquisitions, refinancing of existing debt or other capital requirements at reasonable terms, if at all.

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

If our properties do not generate revenue sufficient to meet our operating expenses and capital costs, we may need to borrow additional amounts to cover these costs. In such circumstances, we would likely have lower profits or possibly incur losses. We may also find in such circumstances that we are unable to borrow to cover such costs, in which case our operations could be adversely affected.

In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due to economic factors such as supply and demand. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our short-term capital needs.

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, prolonged government shutdown or general downturn of business.

We may be adversely affected by developments concerning our major tenants or the United States Government and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge-based activities. As of December 31, 2018, our 10 largest tenants accounted for 61.7% of our total annualized rental revenue, the four largest of these tenants accounted for 50.0%, and the United States Government, our largest tenant, accounted for 32.7%. We calculated annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2018; with regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2018, 87.9% of our office and data center shell properties’ total annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration of properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

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

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the purchase of commercial property with many entities, including other publicly traded commercial office REITs.

Real estate investments are illiquid, and we may not be able to dispose of properties on a timely basis when we determine it is appropriate to do so. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions, including real estate lending conditions, are not favorable. Such illiquidity could limit our ability to fund capital needs or quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year.

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

We may be unable to execute our plans to develop and construct additional properties. Although the majority of our investments are in operating properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk of actual costs exceeding our budgets, conditions occurring that delay or preclude project completion and projected leasing not occurring. In addition, we may find that we are unable to successfully execute plans to obtain construction loans to fund property construction activities.

We may suffer adverse effects from acquisitions of commercial real estate properties. We may pursue acquisitions of existing commercial real estate properties as part of our property development and acquisition strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new market and therefore are not able to operate the acquired property profitably.

In addition, we may acquire properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Examples of unknown liabilities with respect to acquired properties include, but are not limited to:

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

Data center space in certain of our properties may be difficult to reposition for alternative uses. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are uniquely designed to run and maintain banks of computer servers. Data centers are subject to obsolescence risks. In the event that we needed to reposition data center space for another use, the renovations required to do so could be difficult and costly, and we may, as a result, deem such renovations to be impractical.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. A few of our properties are pledged by us to support repayment of indebtedness. Any foreclosure on such properties could result in loss of income and/or assets.

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

As of December 31, 2018, we had $1.8 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Our operations likely will not generate enough cash flow to repay all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of COPT’s common shares.

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT is a REIT, it must distribute at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund development activities and acquisitions. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds for COPT to meet the 90% distribution requirement.

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

In addition, we can make distributions to the holders of our common shares/units only after we make preferential distributions to holders of preferred shares/units.

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

Terrorist attacks may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas or near military installations. Future terrorist attacks could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms.

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

COPT’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our equityholders. We believe that COPT has qualified for taxation as a REIT for Federal income tax purposes since 1992. We plan for COPT to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT’s gross income must come from certain sources that are specified in the REIT tax laws. COPT is also required to distribute to shareholders at least 90% of its annual taxable income. The fact that COPT holds most of its assets through COPLP and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize COPT’s REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for COPT to remain qualified as a REIT.

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

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our equityholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets, revenue or income.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2018 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet or Megawatts (“MW”)	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Office and Data Center Shell Portfolio
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	31	3,816	87.8%	$133,339	$39.78
Howard County, MD	34	2,665	94.9%	71,473	28.26
Other	22	1,623	92.5%	42,557	28.33
Fort Meade/BW Corridor Subtotal / Average	87	8,104	91.1%	247,369	33.50
Northern Virginia Defense/IT	13	1,999	91.3%	59,926	32.84
Lackland Air Force Base	7	953	100.0%	51,721	54.27
Navy Support Locations	21	1,252	90.5%	31,301	27.62
Redstone Arsenal	8	669	99.0%	14,047	21.22
Data Center Shells
Consolidated Properties	12	1,991	100.0%	29,474	14.80
Unconsolidated Joint Venture Properties (4)	6	962	100.0%	5,515	11.47
Defense/IT Locations Subtotal / Average	154	15,930	93.6%	439,353	29.84
Regional Office	7	2,007	89.2%	57,232	31.96
Other Properties	2	157	77.2%	3,196	26.33
Total Office and Data Center Shell Portfolio	163	18,094	93.0%	499,781	$30.04
Wholesale Data Center	1	19.25 MW	87.6%	23,117	N/A
Total Operating Properties				$522,898
Total Consolidated Operating Properties				$517,383

(1)    This percentage is based upon all rentable square feet or megawatts under lease terms that were in effect as of December 31, 2018.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2018 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through an unconsolidated real estate joint venture, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2018. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $29.83 for our total office and data center shell portfolio, $33.31 for the Fort Meade/BW Corridor (our largest Defense/IT Location sub-segment) and $31.37 for our Regional Office portfolio.

(4)
Represents properties owned through an unconsolidated real estate joint venture. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of Annualized Rental Revenue that was allocable to our ownership interest.

The following table provides certain information about office and data center shell properties that were under construction, or had redevelopment underway, or otherwise approved, as of December 31, 2018 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Fort Meade/BW Corridor:
5801 University Research Court (2) College Park, Maryland	71	100%	2Q 19	$16,070	$2,774

Redstone Arsenal:
4100 Market Street Huntsville, Alabama	36	59%	4Q 19	4,898	2,561
4000 Market Street (2) Huntsville, Alabama	43	40%	4Q 19	6,973	2,126
8800 Redstone Gateway Huntsville, Alabama	76	0%	3Q 20	992	16,333
Subtotal / Average	155	25%		12,863	21,020

Data Center Shells:
IN 1 Northern Virginia	150	100%	1Q 19	13,362	5,383
DC 23 Northern Virginia	149	100%	2Q 19	4,902	16,445
MP 1 Northern Virginia	216	100%	2Q 19	25,306	10,774
IN 2 Northern Virginia	216	100%	2Q 19	7,298	22,302
Subtotal / Average	731	100%		50,868	54,904

Regional Office:
2100 L Street Washington, DC	190	43%	1Q 21	82,619	91,381

Total Under Construction	1,147	80%		162,420	170,079

Under Redevelopment
Fort Meade/BW Corridor:
6950 Columbia Gateway Columbia, Maryland	106	0%	2Q 20	$11,642	$13,492

(1)	Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

(2)
These properties had occupied square feet in service as of December 31, 2018. Therefore, the properties and their occupied square feet are included in our operating property statistics, including the information set forth on the previous page.

The following table provides certain information about land that we owned or controlled as of December 31, 2018, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park	196	2,106
Howard County	19	290
Other	131	1,440
Total Fort Meade/BW Corridor	346	3,836
Northern Virginia Defense/IT Locations	59	1,965
Lackland Air Force Base	49	785
Navy Support Locations	44	109
Redstone Arsenal (1)	414	3,928
Data Center Shells	10	216
Total Defense/IT Locations	922	10,839
Regional Office	10	900
Total land owned/controlled for future development	932	11,739
Other land owned/controlled	150	1,638
Total Land Owned/Controlled	1,082	13,377

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

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2018 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
		(in thousands)
2019: Office and Data Center Shells	2,094	$64,081	12.3%	$30.61
Wholesale Data Center	N/A	2,014	0.4%	N/A
2020: Office and Data Center Shells	2,127	72,597	13.9%	34.14
Wholesale Data Center	N/A	16,837	3.2%	N/A
2021: Office and Data Center Shells	1,476	46,172	8.8%	31.29
Wholesale Data Center	N/A	116	—%	N/A
2022: Office and Data Center Shells	1,372	44,146	8.5%	32.16
Wholesale Data Center	N/A	1,941	0.4%	N/A
2023: Office and Data Center Shells	1,756	56,995	10.9%	32.46
Wholesale Data Center	N/A	1,981	0.4%	N/A
2024: Office and Data Center Shells	1,835	45,060	8.6%	26.54
2025: Office and Data Center Shells	2,097	70,983	13.6%	35.02
2026: Office and Data Center Shells	1,163	31,514	6.0%	27.10
2027: Office and Data Center Shells	652	13,522	2.6%	20.75
2028: Office and Data Center Shells	952	21,272	4.1%	22.34
Wholesale Data Center	N/A	224	—%	N/A
2029: Office and Data Center Shells	810	19,670	3.8%	24.28
Wholesale Data Center	N/A	4	—%	N/A
2030: Office and Data Center Shells	31	660	0.1%	21.47
2031: Office and Data Center Shells	216	3,143	0.6%	14.54
2033: Office and Data Center Shells	240	7,381	1.4%	30.75
2034: Office and Data Center Shells	—	2,323	0.4%	N/A
2037: Office and Data Center Shells	—	137	—%	N/A
2063: Office and Data Center Shells	—	125	—%	N/A
Total Operating Properties	16,821	$522,898	100.0%	N/A
Total Office and Data Center Shells	16,821	$499,781	100.0%	$30.04

(1)	Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.

With regard to office and data center shell property leases expiring in 2019, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2018 was, on average, approximately 1% to 3% higher than estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COPT’s common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The number of holders of record of COPT’s common shares was 457 as of January 31, 2019. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of January 31, 2019, there were 29 holders of record of COPLP’s common units.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2018, 8,988 of COPLP’s common units were exchanged for 8,988 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2013 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Corporate Office Properties Trust	$100.00	$124.69	$100.48	$149.31	$144.45	$108.56
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
NAREIT All Equity REIT Index	$100.00	$128.03	$131.64	$143.00	$155.41	$149.12

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2014 through 2018. Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenant leases on our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on variables such as employment levels, business confidence, competition, general economic conditions of the markets in which we operate and governmental actions and initiatives. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2018	2017	2016	2015	2014
Revenues
Revenues from real estate operations	$517,253	$509,980	$525,964	$519,064	$479,725
Construction contract and other service revenues	60,859	102,840	48,364	106,402	106,748
Total revenues	578,112	612,820	574,328	625,466	586,473
Operating expenses
Property operating expenses	201,035	190,964	197,530	194,494	179,934
Depreciation and amortization associated with real estate operations	137,116	134,228	132,719	140,025	136,086
Construction contract and other service expenses	58,326	99,618	45,481	102,696	100,058
Impairment losses	2,367	15,123	101,391	23,289	1,416
General, administrative and leasing expenses	28,900	30,837	36,553	31,361	31,794
Business development expenses and land carry costs	5,840	6,213	8,244	13,507	5,573
Total operating expenses	433,584	476,983	521,918	505,372	454,861

Interest expense	(75,385)	(76,983)	(83,163)	(89,074)	(92,393)
Interest and other income	4,358	6,318	5,444	4,517	4,923
Gain on sales of real estate (1)	2,340	9,890	59,679	68,047	10,671
(Loss) gain on early extinguishment of debt	(258)	(513)	(1,110)	85,275	(9,552)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	75,583	74,549	33,260	188,859	45,261
Equity in income of unconsolidated entities	2,697	1,490	752	62	229
Income tax benefit (expense)	363	(1,098)	(244)	(199)	(310)
Income from continuing operations	78,643	74,941	33,768	188,722	45,180
Discontinued operations (2)	—	—	—	156	26
Net income	78,643	74,941	33,768	188,878	45,206
Net income attributable to noncontrolling interests	(6,342)	(6,196)	(4,878)	(10,578)	(4,951)
Net income attributable to COPT	72,301	68,745	28,890	178,300	40,255
Preferred share dividends	—	(6,219)	(14,297)	(14,210)	(15,939)
Issuance costs associated with redeemed preferred shares (3)	—	(6,847)	(17)	—	(1,769)
Net income attributable to COPT common shareholders	$72,301	$55,679	$14,576	$164,090	$22,547
Basic earnings per common share (4)
Income from continuing operations	$0.69	$0.56	$0.15	$1.74	$0.25
Net income	$0.69	$0.56	$0.15	$1.74	$0.25
Diluted earnings per common share (4)
Income from continuing operations	$0.69	$0.56	$0.15	$1.74	$0.25
Net income	$0.69	$0.56	$0.15	$1.74	$0.25

Weighted average common shares outstanding – basic	103,946	98,969	94,502	93,914	88,092
Weighted average common shares outstanding – diluted	104,125	99,155	94,594	97,667	88,263

	2018	2017	2016	2015	2014
Balance Sheet Data (as of year end):
Total properties, net	$3,250,626	$3,141,105	$3,073,362	$3,349,748	$3,296,914
Total assets	$3,656,005	$3,595,205	$3,798,998	$3,909,312	$3,664,236
Debt	$1,823,909	$1,828,333	$1,904,001	$2,077,752	$1,914,036
Total liabilities	$2,002,697	$2,103,773	$2,163,242	$2,273,530	$2,124,935
Redeemable noncontrolling interests	$26,260	$23,125	$22,979	$19,218	$18,417
Total equity	$1,627,048	$1,468,307	$1,612,777	$1,616,564	$1,520,884
Other Financial Data (for the year ended December 31):
Cash flows provided by (used in):
Operating activities	$180,482	$230,121	$234,270	$205,733	$203,457
Investing activities	$(232,918)	$(89,363)	$71,174	$(309,072)	$(210,740)
Financing activities	$49,555	$(338,546)	$(155,088)	$156,338	$(41,509)
Numerator for diluted EPS	$71,839	$55,230	$14,157	$169,787	$22,115
Diluted funds from operations (“FFO”) (5)	$211,942	$199,170	$178,601	$249,454	$155,296
Diluted FFO, as adjusted for comparability (5)	$215,800	$207,356	$197,157	$195,824	$173,110
Diluted FFO per share (5)	$1.97	$1.94	$1.82	$2.55	$1.69
Diluted FFO, as adjusted for comparability per share (5)	$2.01	$2.02	$2.01	$2.01	$1.88
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of office and data center shells owned (6)	163	159	164	177	173
Total rentable square feet owned (6)	18,094	17,345	17,190	18,053	16,790

(1)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(2)	Includes income derived from 31 operating properties disposed in 2013.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Shares (following shareholder notification of such redemption in December 2016) and Series L Preferred Shares in 2017 and the Series H Preferred Shares in 2014.

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

Note:
Prior period amounts include retrospective adjustments in connection with our adoption of recent accounting pronouncements in 2018 to: revise the recognition pattern for a gain related to the partial sale of a real estate asset; remove the effect of changes in restricted cash from being reported as either operating or investing activities on our statements of cash flows; and revise the classification of certain cash receipts and cash payments on our statements of cash flows. Refer to the section of Note 2 to the consolidated financial statements entitled “Recent Accounting Pronouncements” for additional information.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2018	2017	2016	2015	2014
Revenues
Revenues from real estate operations	$517,253	$509,980	$525,964	$519,064	$479,725
Construction contract and other service revenues	60,859	102,840	48,364	106,402	106,748
Total revenues	578,112	612,820	574,328	625,466	586,473
Operating expenses
Property operating expenses	201,035	190,964	197,530	194,494	179,934
Depreciation and amortization associated with real estate operations	137,116	134,228	132,719	140,025	136,086
Construction contract and other service expenses	58,326	99,618	45,481	102,696	100,058
Impairment losses	2,367	15,123	101,391	23,289	1,416
General, administrative and leasing expenses	28,900	30,837	36,553	31,361	31,794
Business development expenses and land carry costs	5,840	6,213	8,244	13,507	5,573
Total operating expenses	433,584	476,983	521,918	505,372	454,861

Interest expense	(75,385)	(76,983)	(83,163)	(89,074)	(92,393)
Interest and other income	4,358	6,318	5,444	4,517	4,923
Gain on sales of real estate (1)	2,340	9,890	59,679	68,047	10,671
(Loss) gain on early extinguishment of debt	(258)	(513)	(1,110)	85,275	(9,552)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	75,583	74,549	33,260	188,859	45,261
Equity in income of unconsolidated entities	2,697	1,490	752	62	229
Income tax benefit (expense)	363	(1,098)	(244)	(199)	(310)
Income from continuing operations	78,643	74,941	33,768	188,722	45,180
Discontinued operations (2)	—	—	—	156	26
Net income	78,643	74,941	33,768	188,878	45,206
Net income attributable to noncontrolling interests	(3,940)	(3,646)	(3,715)	(3,520)	(3,276)
Net income attributable to COPLP	74,703	71,295	30,053	185,358	41,930
Preferred unit distributions	(660)	(6,879)	(14,957)	(14,870)	(16,599)
Issuance costs associated with redeemed preferred units (3)	—	(6,847)	(17)	—	(1,769)
Net income attributable to COPLP common unitholders	$74,043	$57,569	$15,079	$170,488	$23,562
Basic earnings per common unit (4)
Income from continuing operations	$0.69	$0.56	$0.15	$1.74	$0.25
Net income	$0.69	$0.56	$0.15	$1.74	$0.25
Diluted earnings per common unit (4)
Income from continuing operations	$0.69	$0.56	$0.15	$1.74	$0.25
Net income	$0.69	$0.56	$0.15	$1.74	$0.25

Weighted average common units outstanding – basic	106,414	102,331	98,135	97,606	91,989
Weighted average common units outstanding – diluted	106,593	102,517	98,227	97,667	92,160

	2018	2017	2016	2015	2014
Balance Sheet Data (as of year end):
Total properties, net	$3,250,626	$3,141,105	$3,073,362	$3,349,748	$3,296,914
Total assets	$3,652,137	$3,590,589	$3,793,561	$3,903,549	$3,658,354
Debt	$1,823,909	$1,828,333	$1,904,001	$2,077,752	$1,914,036
Total liabilities	$1,998,829	$2,099,157	$2,157,805	$2,267,767	$2,119,053
Redeemable noncontrolling interests	$26,260	$23,125	$22,979	$19,218	$18,417
Total equity	$1,627,048	$1,468,307	$1,612,777	$1,616,564	$1,520,884
Other Financial Data (for the year ended December 31):
Cash flows provided by (used in):
Operating activities	$180,482	$230,121	$234,270	$205,733	$203,457
Investing activities	$(232,918)	$(89,363)	$71,174	$(309,072)	$(210,740)
Financing activities	$49,555	$(338,546)	$(155,088)	$156,338	$(41,509)
Numerator for diluted EPU	$73,581	$57,120	$14,660	$169,782	$23,130
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.10	$1.10
Property Data (as of year end):
Number of office and data center shells owned (5)	163	159	164	177	173
Total rentable square feet owned (5)	18,094	17,345	17,190	18,053	16,790

(1)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(2)	Includes income derived from 31 operating properties disposed in 2013.

(3)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Units (following notification of such redemption in December 2016) and Series L Preferred Units in 2017 and the Series H Preferred Units in 2014.

(4)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(5)	Amounts reported reflect only operating office and data center shell properties, including six owned through an unconsolidated real estate joint venture.

Note:
Prior period amounts include retrospective adjustments in connection with our adoption of recent accounting pronouncements in 2018 to: revise the recognition pattern for a gain related to the partial sale of a real estate asset; remove the effect of changes in restricted cash from being reported as either operating or investing activities on our statements of cash flows; and revise the classification of certain cash receipts and cash payments on our statements of cash flows. Refer to the section of Note 2 to the consolidated financial statements entitled “Recent Accounting Pronouncements” for additional information.

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

•
governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by our strategic customers;

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	possible adverse changes in tax laws;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results;

•	security breaches relating to cyber attacks, cyber intrusions or other factors; and

•	environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Overview

In 2018, we completed leasing on 4.2 million square feet, representing only the second time in the Company’s history that our annual leasing volume exceeded 4.0 million square feet. This leasing volume was highlighted by a historically:

•	high volume of square feet renewed, which contributed to a tenant retention rate of 78.4% for the year (defined below in the section entitled “Occupancy and Leasing”); and

•	near high volume of development space leasing driven primarily by demand for Data Center Shell space.

We believe that this leasing activity is reflective of strengthening demand for space in our Defense/IT Locations driven primarily by:

•
a healthier and more predictable defense spending environment and bipartisan support to fund defense. Clarity regarding defense funding tends to improve the government’s process for awarding contracts to prospective tenants, which improves our ability to lease space in Defense/IT Locations properties. We believe that the government’s successive increases in defense funding for fiscal years 2016 and 2017 served to bring such clarity relative to prior years and, in turn, fueled much of the growth in demand for office space by the United States Government and its contractors that we observed in 2018. In addition, despite the government starting its fiscal year 2018 under yet another budget Continuing Resolution, the fiscal year: 2018 budget was ultimately signed into law during the year; and 2019 Department of Defense appropriations were enacted in September 2018, representing the first time in ten years that the department received its annual appropriations on time. These budgets included increased funding levels for the Department of Defense's discretionary base budget authority of 14% from fiscal year 2017 to 2018 and 2% from fiscal year 2018 to 2019; and

•
continued strong demand for data center shell space. Data center shells have been a significant growth driver for our Defense/IT Locations in recent years. Development leasing of data center shells totaled 798,000 square feet in 2018, 743,000 square feet in 2017 and 728,000 square feet in 2016. All of this leasing pertained to properties in Northern Virginia, one of the largest data center markets in the world, and represented further expansion of our relationship with an existing tenant.

After ending 2017 with our office and data center shell portfolio 93.6% occupied, our highest year-end occupancy since 2005, we ended 2018 with the portfolio 93.0% occupied. This decrease in occupancy was due primarily to the addition in 2018 of unoccupied space in a newly-constructed property targeted for United States Government use that has taken longer than expected to lease. Our Same Properties (defined below) were 93.0% occupied as of December 31, 2018, an increase from 92.1% as of December 31, 2017, with average occupancy of 91.5% in 2018.

We had an active year for development activities in 2018, with 688,000 square feet placed in service in six newly-constructed and one redeveloped Defense/IT Location properties, including 514,000 square feet of data center shell space. These properties were 90.3% leased as of December 31, 2018. We also placed into service land that was 100% leased under a long-term contract as of December 31, 2018. As of December 31, 2018, we had ten properties under construction or redevelopment that we estimate will total approximately 1.3 million square feet upon completion, including two partially-operational properties.

From a capital perspective in 2018:

•	we had cash outlays of $160.0 million during the year to fund construction, development and redevelopment costs initially funded primarily from borrowings under our Revolving Credit Facility;

•	COPT issued:

◦	5.9 million common shares under forward equity sale agreements originated in 2017 for net proceeds of $172.5 million; and

◦	992,000 common shares at a weighted average price of $30.46 per share under its existing at-the-market (“ATM”) stock offering program (the “2016 ATM Program”) for net proceeds of $29.8 million.
COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. The proceeds were used primarily to repay borrowings under our Revolving Credit Facility; and

•	we ended 2018 with $1.82 billion in debt, which was virtually unchanged from year end 2017.

While net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, decreased by approximately $3 million from 2017 to 2018 in total and for our Same Properties, these results varied significantly between our segments. Most notably, and as discussed further in the section below entitled “Results of Operations,” our Same Properties NOI from real estate operations increased $3.7 million for our Defense/IT Locations properties but decreased $5.7 million for our Regional Office properties. Our net income increased $3.7 million from 2017 to 2018, which included: a $12.8 million decrease in impairment losses; offset in part by a $7.6 million decrease in gain on sales of real estate.

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

•
exclude, for purposes of amounts reported as of December 31, 2017 and 2016, the unoccupied portion of two newly-constructed properties that were completed but reported as construction projects since they were held for future lease to the United States Government. Effective in 2018, these properties were fully included in our operating property statistics; and

•
exclude, for purposes of amounts reported as of December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we indemnified it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us.  Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies involving estimates and assumptions that (1) require our most difficult, subjective or complex judgments in accounting for uncertain matters or matters that are susceptible to change and (2) materially affect our reported operating performance or financial condition. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. While reviewing this section, refer to Note 2 to our consolidated financial statements, including terms defined therein.

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

Acquisitions of Operating Properties

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the consolidated financial statements entitled “Acquisitions of Operating Properties.” Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights. In addition, certain other leases in our portfolio provide early termination rights to tenants. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew, or continue, the lease imposes a penalty on the lessee in such amounts that renewal, or continuation, appears, at the inception of the lease, to be reasonably assured. Factors we consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. For virtually all of our leases with the United States Government, we have concluded, based on the factors above, that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases.

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

Accounting Method for Investments

We use three different accounting methods to report our investments in entities: the consolidation method; the equity method; or at fair value through net income (see Note 2 to our consolidated financial statements). We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary. Generally, this applies to entities for which either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve, or are conducted on behalf of, an investor with a disproportionately small voting interest. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over, but cannot control, the entity’s operations. We use the fair value method of accounting when we own an equity interest in an entity and cannot exert significant influence over its operations.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties (including our office and data center shell properties and wholesale data center) based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant	2018	2017	2016
United States Government	32.7%	31.7%	29.8%
VADATA, Inc.	8.9%	7.6%	5.6%
General Dynamics Corporation (1)	4.7%	3.5%	4.1%
The Boeing Company (1)	3.8%	4.2%	4.1%
CACI International Inc.	2.4%	1.5%	1.5%
Northrop Grumman Corporation (1)	2.3%	2.2%	4.6%
CareFirst Inc.	2.2%	2.1%	2.2%
Booz Allen Hamilton, Inc.	2.0%	2.0%	1.9%
University of Maryland	1.4%	1.0%	1.0%
Wells Fargo & Company (1)	1.3%	1.7%	1.5%
Science Applications International Corp. (1)	1.3%	0.9%	0.9%
The Raytheon Company (1)	1.1%	1.1%	1.2%
Miles and Stockbridge, PC	1.1%	1.1%	1.0%
KEYW Corporation	1.0%	1.2%	1.2%
Kratos Defense and Security Solutions (1)	1.0%	1.0%	0.9%
Transamerica Life Insurance Company	0.9%	0.9%	1.0%
The MITRE Corporation	0.8%	0.9%	0.9%
Accenture Federal Services, LLC	0.7%	0.7%	N/A
AT&T Corporation (1)	0.7%	1.2%	1.2%
International Business Machines Corp.	0.7%	N/A	N/A
Harris Corporation	N/A	N/A	1.0%
CSRA Inc. (1)	N/A	2.3%	2.2%
Subtotal of 20 largest tenants	71.0%	68.8%	67.8%
All remaining tenants	29.0%	31.2%	32.2%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$522,898	$501,212	$492,363
(1) Includes affiliated organizations.

The United States Government’s concentration increased each of the last two years due primarily to its occupancy of newly-constructed properties in 2018 and 2017 and our disposition in 2017 of properties in which it was not a tenant.

Concentration of Office and Data Center Shell Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office and data center shell properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Office and Data Center Shell Properties as of December 31,			Number of Properties as of December 31,
Region	2018	2017	2016	2018	2017	2016
Defense/IT Locations:
Fort Meade/BW Corridor	49.5%	51.6%	50.3%	87	87	86
Northern Virginia Defense/IT	12.0%	10.8%	10.7%	13	12	12
Lackland Air Force Base	10.3%	9.9%	9.4%	7	7	7
Navy Support Locations	6.3%	6.5%	5.6%	21	21	21
Redstone Arsenal	2.8%	3.0%	2.9%	8	7	7
Data Center Shells	7.0%	5.6%	5.6%	18	15	13
Total Defense/IT Locations	87.9%	87.4%	84.5%	154	149	146
Regional Office	11.5%	12.1%	14.5%	7	7	13
Other	0.6%	0.5%	1.0%	2	3	5
	100.0%	100.0%	100.0%	163	159	164

The changes reflected above between year end 2017 and 2018 were attributable primarily to growth in our Data Center Shells sub-segment from newly-constructed properties placed in service and increased occupancy in our Northern Virginia Defense/IT sub-segment. The changes reflected above between year end 2016 and 2017 were attributable primarily to dispositions of Regional Office properties and newly constructed properties placed into service in certain of our Defense/IT Location sub-segments; the Data Center Shells sub-segment’s concentration was unchanged between year end 2016 and 2017 because the growth from newly-constructed properties placed in service was offset by the sale of two data center shells that were outside of our core markets.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	December 31,
	2018	2017	2016
Occupancy rates at period end
Total	93.0%	93.6%	92.1%
Defense/IT Locations:
Fort Meade/BW Corridor	91.1%	95.6%	94.3%
Northern Virginia Defense/IT	91.3%	89.1%	85.0%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	90.5%	87.7%	72.7%
Redstone Arsenal	99.0%	98.2%	96.4%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	93.6%	95.2%	92.6%
Regional Office	89.2%	89.5%	95.2%
Other	77.2%	34.4%	52.9%
Average contractual annualized rental rate per square foot at year end (1)	$30.04	$29.84	$30.16

(1)
Includes estimated expense reimbursements. The decrease between year end 2016 and 2017 was attributable primarily to lower rents per square foot being in place for our properties placed in service in 2017 relative to the properties we sold since most of the properties we placed into service were data center shells and most of the ones sold were full service office properties.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2017	17,345	16,227
Vacated upon lease expiration (1)	—	(789)
Occupancy for new leases (2)	—	578
Constructed or redeveloped (3)	1,018	811
Removed from operations (4)	(241)	—
Other changes	(28)	(6)
December 31, 2018	18,094	16,821

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

(3)
Includes the addition of 330,000 square feet in two properties that were completed in 2016 but reported as construction projects through December 31, 2017 since they were held for future lease to the United States Government. These square feet were 48.5% occupied as of December 31, 2018 and unoccupied as of December 31, 2017.

(4)	Includes the removal of one property for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

The decrease in occupancy rate from December 31, 2017 to December 31, 2018, in total and for the Fort Meade/BW Corridor sub-segment, was due in large part to the addition in 2018 of unoccupied space in a newly-constructed property targeted for United States Government use that has taken longer than expected to lease. With regard to other segment occupancy trends:

•	Northern Virginia Defense/IT and Navy Support Locations: Occupancy increased due to progress we made in leasing previously vacant space in these sub-segments;

•
Regional Office: Includes properties in Baltimore City and two sub-markets in Northern Virginia. While total occupancy in this segment decreased only slightly from year end 2017 to 2018, occupancy decreases in our Northern Virginia submarkets (which were 79.5% occupied as of December 31, 2018) more than offset the effect of an increase in Baltimore City (which was 93.4% occupied as of December 31, 2018). As of December 31, 2018, we had scheduled lease expirations in 2019 for 22,000 square feet, constituting 4% of these Northern Virginia sub-markets’ occupied square feet.

•	Other: As of December 31, 2018, our Other segment included two properties totaling 157,000 square feet in Aberdeen, Maryland that we are not expecting to hold long-term.

In 2018, we completed 4.2 million square feet of leasing, including 1.1 million square feet of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by five data center shells in Northern Virginia totaling 798,000 square feet and an office property in our Northern Virginia Defense/IT sub-segment totaling 159,000 square feet.

In 2018, we renewed leases on 2.5 million square feet, representing 78.4% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $31.74 per square foot) decreased on average by approximately 2.0% and the GAAP rents (totaling $32.58 per square foot) increased on average by approximately 6.8% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 3.8 years and the per annum average estimated tenant improvements and lease costs associated with completing the leasing was approximately $2.09 per square foot.

In 2018, we also completed 596,000 square feet in leasing of vacant space. The annualized rents of this leasing totaled $23.48 per square foot and the GAAP rents totaled $23.82 per square foot; these leases had a weighted average lease term of approximately 7.4 years and the per annum average estimated tenant improvements and lease costs associated with completing this leasing was approximately $5.72 per square foot.

Wholesale Data Center

Our 19.25 megawatt wholesale data center had 16.86 megawatts leased as of December 31, 2018 and 2017.

Lease Expirations

The table below sets forth as of December 31, 2018 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our operating properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2019	2020	2021	2022	2023	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	8.5%	7.0%	5.9%	3.8%	8.6%	13.5%	47.3%
Northern Virginia Defense/IT	1.4%	1.0%	0.6%	0.9%	0.9%	6.7%	11.5%
Lackland Air Force Base	0.0%	2.2%	0.0%	0.0%	0.0%	7.7%	9.9%
Navy Support Locations	0.9%	1.8%	1.4%	0.6%	0.5%	0.8%	6.0%
Redstone Arsenal	0.2%	1.0%	0.7%	0.0%	0.0%	0.8%	2.7%
Data Center Shells	0.5%	0.0%	0.0%	0.0%	0.0%	6.2%	6.7%
Regional Office	0.7%	0.7%	0.2%	3.1%	0.9%	5.3%	10.9%
Other	0.1%	0.1%	0.1%	0.0%	0.0%	0.3%	0.6%
Wholesale Data Center	0.4%	3.2%	0.0%	0.4%	0.4%	0.0%	4.4%
Total	12.7%	17.0%	8.9%	8.8%	11.3%	41.3%	100.0%
For our office and data center shell properties, our weighted average lease term as of December 31, 2018 was approximately 4.9 years. We believe that the weighted average annualized rental revenue per occupied square foot for our office and data center shell property leases expiring in 2019 was, on average, approximately 1% to 3% higher than estimated current market rents for the related space, with specific results varying by segment. Our wholesale data center had scheduled lease expirations in 2020 for 73% of its annualized rental revenue.

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

•
continually owned and 100% operational throughout the two years being compared, excluding properties held for sale.  We define these as changes from “Same Properties.” For further discussion of the concept of “operational,” refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the two years being compared; and

•
disposed (including a property reported as held for sale since December 31, 2017, the sale of which in 2017 was not recognized for accounting purposes until the expiration of the guaranty on October 1, 2018); and

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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 17 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$517,253	$509,980	$7,273
Construction contract and other service revenues	60,859	102,840	(41,981)
Total revenues	578,112	612,820	(34,708)
Operating expenses
Property operating expenses	201,035	190,964	10,071
Depreciation and amortization associated with real estate operations	137,116	134,228	2,888
Construction contract and other service expenses	58,326	99,618	(41,292)
Impairment losses	2,367	15,123	(12,756)
General, administrative and leasing expenses	28,900	30,837	(1,937)
Business development expenses and land carry costs	5,840	6,213	(373)
Total operating expenses	433,584	476,983	(43,399)

Interest expense	(75,385)	(76,983)	1,598
Interest and other income	4,358	6,318	(1,960)
Gain on sales of real estate	2,340	9,890	(7,550)
Loss on early extinguishment of debt	(258)	(513)	255
Equity in income of unconsolidated entities	2,697	1,490	1,207
Income tax benefit (expense)	363	(1,098)	1,461
Net income	$78,643	$74,941	$3,702

NOI from Real Estate Operations

	For the Years Ended December 31,
	2018	2017	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$357,076	$354,984	$2,092
Lease termination revenue	3,231	2,911	320
Tenant recoveries and other real estate operations revenue	95,002	94,430	572
Same Properties total revenues	455,309	452,325	2,984
Constructed and redeveloped properties placed in service	28,788	11,545	17,243
Wholesale data center	31,892	28,875	3,017
Dispositions	140	14,652	(14,512)
Other	1,124	2,583	(1,459)
	517,253	509,980	7,273
Property operating expenses
Same Properties	(175,318)	(169,446)	(5,872)
Constructed and redeveloped properties placed in service	(8,851)	(3,690)	(5,161)
Wholesale data center	(16,342)	(13,551)	(2,791)
Dispositions	16	(2,834)	2,850
Other	(540)	(1,443)	903
	(201,035)	(190,964)	(10,071)

Same Properties UJV NOI allocable to COPT	4,818	4,805	13

NOI from real estate operations
Same Properties	284,809	287,684	(2,875)
Constructed and redeveloped properties placed in service	19,937	7,855	12,082
Wholesale data center	15,550	15,324	226
Dispositions	156	11,818	(11,662)
Other	584	1,140	(556)
	$321,036	$323,821	$(2,785)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$252,215	$248,501	$3,714
Regional Office	30,784	36,521	(5,737)
Other	1,810	2,662	(852)
	$284,809	$287,684	$(2,875)

Same Properties rent statistics
Average occupancy rate	91.5%	91.6%	-0.1%
Average straight-line rent per occupied square foot (1)	$25.72	$25.51	$0.21

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 147 properties, comprising 89.6% of our office and data center shell portfolio’s square footage as of December 31, 2018. This pool of properties included the following changes from the pool used for purposes of comparing 2017 and 2016 in our 2017 Annual Report on Form 10-K: the addition of 14 properties placed in service and 100% operational on or before January 1, 2017 (including six unconsolidated real estate joint venture properties and two properties added to our rentable square feet in 2018 that were previously reported as construction projects since they were held for future lease to the United States Government); and the removal of one property in 2018 for which we have no leasing plan or intention to allocate future capital and one property reclassified as redevelopment.

As reflected above, our decrease in Same Properties NOI from real estate operations was due to a 15.7% decrease in our Regional Office segment from 2017 to 2018, offset in part by a 1.5% increase in our Defense/IT Locations from 2017 to 2018. The decrease in the Regional Office segment was due primarily to decreased occupancy in the segment’s Northern Virginia submarkets and an increase in operating expenses, net of tenant recovery revenue, in our Baltimore City properties.

Our NOI from constructed and redeveloped properties placed in service included 16 properties and land under a long-term contract placed in service in 2017 and 2018.

Our property operating expense included bad debt expense of $339,000 in 2018 and $378,000 in 2017, each representing 0.07% of our revenue from real estate operations for the respective years.

NOI from Service Operations

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Construction contract and other service revenues	$60,859	$102,840	$(41,981)
Construction contract and other service expenses	58,326	99,618	(41,292)
NOI from service operations	$2,533	$3,222	$(689)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Impairment Losses

As discussed further below, the decrease in impairment losses was attributable primarily to impairment losses recognized in our Aberdeen, Maryland (“Aberdeen”) portfolio in 2017.

2018

In the fourth quarter of 2018, we abandoned plans to redevelop a property in our Fort Meade/BW Corridor sub-segment after we completed leasing on the property that did not require any redevelopment. Accordingly, we recognized an impairment loss of $2.4 million representing pre-development costs associated with the property.

2017

In the fourth quarter of 2017, our assessment of weakening leasing prospects and expected enduring vacancy in our Aberdeen portfolio indicated that these properties could be impaired. We performed recovery analyses on the properties considering weakening tenant demand, high vacancy and low investor demand for office properties in the submarket and concluded that the carrying values of these properties were not likely to be recovered from the expected undiscounted cash flows from the operation and eventual disposition of these properties. Accordingly, we recognized $9.0 million of impairment losses on the operating properties in Aberdeen (included in our Other segment). In addition, and also considering these conditions, we determined that we would not likely recover the carrying amount of land in this submarket and recognized a $4.7 million impairment loss on it. We previously recognized impairment losses on these properties in the second quarter of 2016 as discussed below. We determined that the declines in values that have occurred since the initial losses were recognized were due to deteriorating market conditions.

During 2017, we performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million in the second quarter of 2017. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell. These properties were sold in the third quarter of 2017.

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

General, Administrative and Leasing Expenses

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. We also capitalize compensation costs associated with obtaining new tenant leases or extending existing tenants. Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$8,163	$7,879
Leasing and other	2,912	1,396
Total	$11,075	$9,275

The increase in capitalized costs for leasing and other from 2017 to 2018 was due to our implementation of an enterprise resource planning software package.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,254	$53,190	$64
Interest on mortgage and other secured debt	6,933	6,766	167
Interest on unsecured term debt	11,216	11,257	(41)
Amortization of deferred financing costs	1,954	2,928	(974)
Interest expense recognized on interest rate swaps	(407)	3,216	(3,623)
Interest on Revolving Credit Facility	5,873	2,419	3,454
Other interest	2,491	2,436	55
Capitalized interest	(5,929)	(5,229)	(700)
Interest expense	$75,385	$76,983	$(1,598)

Our average outstanding debt was $1.9 billion in 2018 and 2017, and our weighted average effective interest rate on debt was approximately 4.1% in 2018 and 2017.

Gain on Sales of Real Estate

Gains on sales of real estate decreased due to fewer disposition transactions in 2018 relative to 2017.

Comparison of Statements of Operations for the Years Ended December 31, 2017 and 2016

	For the Years Ended December 31,
	2017	2016	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$509,980	$525,964	$(15,984)
Construction contract and other service revenues	102,840	48,364	54,476
Total revenues	612,820	574,328	38,492
Operating expenses
Property operating expenses	190,964	197,530	(6,566)
Depreciation and amortization associated with real estate operations	134,228	132,719	1,509
Construction contract and other service expenses	99,618	45,481	54,137
Impairment losses	15,123	101,391	(86,268)
General, administrative and leasing expense	30,837	36,553	(5,716)
Business development expenses and land carry costs	6,213	8,244	(2,031)
Total operating expenses	476,983	521,918	(44,935)

Interest expense	(76,983)	(83,163)	6,180
Interest and other income	6,318	5,444	874
Gain on sales of real estate	9,890	59,679	(49,789)
Loss on early extinguishment of debt	(513)	(1,110)	597
Equity in income of unconsolidated entities	1,490	752	738
Income tax expense	(1,098)	(244)	(854)
Net income	$74,941	$33,768	$41,173

NOI from Real Estate Operations

	For the Years Ended December 31,
	2017	2016	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Rental revenue, excluding lease termination revenue	$343,425	$336,254	$7,171
Lease termination revenue	2,911	2,279	632
Tenant recoveries and other real estate operations revenue	92,732	94,763	(2,031)
Same Properties	439,068	433,296	5,772
Constructed and redeveloped properties placed in service	24,112	7,749	16,363
Wholesale data center	28,875	26,869	2,006
Dispositions	14,652	54,531	(39,879)
Other	3,273	3,519	(246)
	509,980	525,964	(15,984)
Property operating expenses
Same Properties	(166,099)	(166,196)	97
Constructed and redeveloped properties placed in service	(6,601)	(2,330)	(4,271)
Wholesale data center	(13,551)	(11,512)	(2,039)
Dispositions	(2,834)	(15,495)	12,661
Other	(1,879)	(1,997)	118
	(190,964)	(197,530)	6,566

UJV NOI allocable to COPT	4,805	2,145	2,660

NOI from real estate operations
Same Properties	272,969	267,100	5,869
Constructed and redeveloped properties placed in service	17,511	5,419	12,092
Wholesale data center	15,324	15,357	(33)
Dispositions	11,818	39,036	(27,218)
UJV NOI allocable to COPT	4,805	2,145	2,660
Other	1,394	1,522	(128)
	$323,821	$330,579	$(6,758)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$234,146	$226,258	$7,888
Regional Office	36,521	38,522	(2,001)
Other	2,302	2,320	(18)
	$272,969	$267,100	$5,869
Same Properties rent statistics
Average occupancy rate	92.4%	91.4%	1.0%
Average straight-line rent per occupied square foot (1)	$25.99	$25.76	$0.23

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 134 properties, comprising 82.4% of our office and data center shell portfolio’s square footage as of December 31, 2017. This pool of properties changed from the pool used for purposes of comparing 2017 and 2016 in our 2017 Annual Report on Form 10-K due to the addition of two properties with qualifying ground leases reclassified to same office and the removal of one property reclassified as redevelopment.

As reflected above, our decrease in Same Properties NOI from real estate operations was due to a 3.5% increase in our Defense/IT Locations from 2016 to 2017, offset in part by a 5.2% decrease in our Regional Office segment from 2016 to 2017. These changes were due primarily to occupancy changes in the respective segments.

Our NOI from constructed properties placed in service included 17 properties placed in service in 2016 and 2017.

Our property operating expense included bad debt expense of $378,000 in 2017 and none in 2016.

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

Refer to 2017 impairment losses described above in our explanation for 2018 losses as compared to 2017.

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

General, Administrative and Leasing Expenses

The decrease in general, administrative and leasing expenses from 2016 to 2017 was attributable primarily to $6.5 million of executive transition costs incurred in 2016, representing mostly severance and termination benefits in connection with the departures of former executive officers, compared to $732,000 in such costs recognized in 2017. Capitalized compensation and indirect costs were as follows:

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

Our average outstanding debt decreased from $2.0 billion in 2016 to $1.9 billion in 2017, and our weighted average effective interest rate on debt was approximately 4.1% in 2017 and 2016.

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

The table below sets forth the computation of the above stated measures for the years ended December 31, 2014 through 2018 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars and shares in thousands, except per share data)
Net income	$78,643	$74,941	$33,768	$188,878	$45,206
Add: Real estate-related depreciation and amortization	137,116	134,228	132,719	140,025	136,086
Add: Depreciation and amortization on UJV allocable to COPT	2,256	2,252	938	—	—
Add: Impairment losses on previously depreciated operating properties	6	10,455	83,346	4,110	1,370
Less: Gain on sales of previously depreciated operating properties	(2,340)	(4,491)	(52,482)	(64,062)	(5,117)
FFO	215,681	217,385	198,289	268,951	177,545
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(3,768)	(3,675)	(4,020)	(3,586)	(3,216)
Less: Preferred share dividends	—	(6,219)	(14,297)	(14,210)	(15,939)
Less: Issuance costs associated with redeemed preferred shares	—	(6,847)	(17)	—	(1,769)
Basic and diluted FFO allocable to share-based compensation awards	(851)	(814)	(694)	(1,041)	(665)
Basic FFO available to common shares and common unit holders	210,402	199,170	178,601	249,454	155,296
Redeemable noncontrolling interests	1,540	—	—	—	—
Diluted FFO available to common shares and common unit holders	211,942	199,170	178,601	249,454	155,296
Operating property acquisition costs	—	—	—	4,134	—
Gain on sales of non-operating properties	—	(5,399)	(7,197)	(3,985)	(5,578)
Impairment losses on non-operating properties	2,361	4,668	18,045	19,413	49
Income tax expense associated with FFO comparability	—	800	—	—	—
(Gain) loss on interest rate derivatives	—	(234)	(378)	386	—
Loss (gain) on early extinguishment of debt	258	513	1,110	(85,655)	9,668
Issuance costs associated with redeemed preferred shares	—	6,847	17	—	1,769
Demolition costs on redevelopment and nonrecurring improvements	462	294	578	1,396	—
Executive transition costs	793	732	6,454	—	1,056
Add: Negative FFO of properties conveyed to extinguish debt in default	—	—	—	10,456	10,928
Diluted FFO comparability adjustments allocable to share-based compensation awards	(16)	(35)	(73)	225	(78)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$215,800	$207,356	$197,157	$195,824	$173,110

Weighted average common shares	103,946	98,969	94,502	93,914	88,092
Conversion of weighted average common units	2,468	3,362	3,633	3,692	3,897
Weighted average common shares/units - Basic FFO	106,414	102,331	98,135	97,606	91,989
Dilutive effect of share-based compensation awards	134	132	92	61	171
Dilutive effect of forward equity sale agreements	45	54	—	—	—
Redeemable noncontrolling interests	936	—	—	—	—
Weighted average common shares/units - Diluted FFO	107,529	102,517	98,227	97,667	92,160

Diluted FFO per share	$1.97	$1.94	$1.82	$2.55	$1.69
Diluted FFO per share, as adjusted for comparability	$2.01	$2.02	$2.01	$2.01	$1.88

Denominator for diluted EPS	104,125	99,155	94,594	97,667	88,263
Weighted average common units	2,468	3,362	3,633	—	3,897
Redeemable noncontrolling interests	936	—	—	—	—
Denominator for diluted FFO per share measures	107,529	102,517	98,227	97,667	92,160

Dividends on unrestricted common shares	$116,285	$109,489	$104,811	$103,552	$97,512
Common unit distributions	2,498	3,661	3,990	4,046	4,270
Dividends and distributions for payout ratios	$118,783	$113,150	$108,801	$107,598	$101,782

FFO payout ratio	55.1%	52.1%	54.9%	40.0%	57.3%
Diluted FFO payout ratio	56.0%	56.8%	60.9%	43.1%	65.5%
Diluted FFO payout ratio, as adjusted for comparability	55.0%	54.6%	55.2%	54.9%	58.8%

Property Additions

The table below sets forth the major components of our additions to properties for 2018 and 2017:

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Construction, development and redevelopment	$169,671	$204,278	$(34,607)
Tenant improvements on operating properties (1)	31,876	32,978	(1,102)
Capital improvements on operating properties	22,977	22,292	685
	$224,524	$259,548	$(35,024)

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

 Cash Flows

Net cash flow from operating activities decreased $49.6 million from 2017 to 2018 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities increased $143.6 million from 2017 to 2018 due to a $180.8 million decrease in property sales in 2018 relative to 2017, offset in part by a $40.5 million decrease in cash outlays for construction, development and redevelopment.

Net cash flow provided by financing activities in 2018 was $49.6 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $202.1 million; offset in part by

•	dividends and/or distributions to equity holders of $118.0 million;

•	payments on a capital lease obligation of $15.4 million; and

•	net repayments of debt borrowings of $3.8 million;

Net cash flow used in financing activities in 2017 was $338.5 million and included the following:

•	redemption of preferred shares (or units) of $199.1 million;

•	dividends and/or distributions to equity holders of $122.9 million; and

•	net repayments of debt borrowings of $78.1 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $69.5 million.

Liquidity and Capital Resources of COPT

COPLP is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. COPT occasionally issues public equity but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company that are fully reimbursed by COPLP. COPT itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of COPLP. COPT’s principal funding requirement is the payment of dividends on its common and preferred shares. COPT’s principal source of funding for its dividend payments is distributions it receives from COPLP.

As of December 31, 2018, COPT owned 98.8% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 10 of the notes to consolidated financial statements included herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

As discussed further below, we believe that the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its Revolving Credit Facility, are adequate for it to make its distribution payments to COPT and, in turn, for COPT to make its dividend payments to its shareholders.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of December 31, 2018, COPLP had $8.1 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of December 31, 2018, the maximum borrowing capacity under this facility totaled $800.0 million, of which $587.0 million was available.

As of December 31, 2018, COPT had forward equity sale agreements in place with 1.6 million shares available for future issuance with a settlement value of $46.4 million that we expect to use to fund development costs in March 2019.

In November 2018, COPT replaced its 2016 ATM Program with a new program under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million (the “2018 ATM Program”). Under the 2018 ATM Program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer receiving the proceeds from the sale until a later date.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	For the Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$12,133	$300,000	$263,578	$626,578	$613,252	$1,815,541
Scheduled principal payments (3)	4,387	4,023	3,875	4,033	3,012	3,633	22,963
Interest on debt (3)(4)	75,758	75,510	68,443	63,068	37,450	27,566	347,795
Development and redevelopment obligations (5)(6)	235,068	6,012	—	—	—	—	241,080
Third-party construction obligations (6)(7)	38,753	9,110	—	—	—	—	47,863
Tenant and other capital improvements (3)(6)(8)	25,478	13,080	5,590	—	—	—	44,148
Capital lease obligation (principal and interest)	—	660	—	—	—	—	660
Operating leases (3)	1,320	1,294	1,278	1,164	1,119	83,373	89,548
Other obligations (3)	330	232	182	178	178	800	1,900
Total contractual cash obligations	$381,094	$122,054	$379,368	$332,021	$668,337	$728,624	$2,611,498

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $14.6 million. As of December 31, 2018, maturities included $213.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of December 31, 2018 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2018 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend $250 million to $300 million on construction and development costs and approximately $65 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) in 2019.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility and proceeds from common shares issued under COPT’s forward equity sale agreements. We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2018, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2018.

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

The following table sets forth as of December 31, 2018 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt (1)	$3,991	$3,718	$303,875	$4,033	$416,590	$616,885	$1,349,092
Weighted average interest rate	4.36%	3.96%	3.70%	3.98%	3.70%	5.00%	4.30%
Variable rate debt (2)	$396	$12,438	$—	$263,578	$213,000	$—	$489,412
Weighted average interest rate (3)	4.20%	4.20%	—%	3.66%	3.49%	—%	3.60%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $14.6 million.

(2)	As of December 31, 2018, maturities included $213.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of December 31, 2018 for variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2018 and 2017.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $56 million as of December 31, 2018 and $68 million as of December 31, 2017.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2018 and 2017 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.7 million in 2018 and $1.3 million in 2017 if the applicable LIBOR rate was 1% higher.  Interest expense in 2018 was more sensitive to a change in interest rates than 2017 due primarily to our having a higher average variable-rate debt balance in 2018.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

I.	Internal Control Over Financial Reporting

COPT

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of December 31, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

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

COPLP

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of December 31, 2018 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-3.

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

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2019 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.1
Articles Supplementary of Corporate Office Properties Trust filed with the State Department of Assessments and Taxation of Maryland on September 22, 2014 (filed with the Company’s Current Report on Form 8-K dated September 24, 2014 and incorporated herein by reference).

3.2
Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through May 15, 2018 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

3.3
Amended and Restated Bylaws of Corporate Office Properties Trust, as amended through May 2017 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

3.4
Form of certificate for the Registrant's Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.1
Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K dated December 6, 2018 and incorporated herein by reference).

10.2.1*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.2.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.3.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.3.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

10.3.3*
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

10.4.2*
First Amendment to the Corporate Office Properties Trust 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Current Report on Form 8-K dated December 6, 2018 and incorporated herein by reference).

10.5.1*
Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Current Report on Form 8-K dated August 23, 2017 and incorporated herein by reference).

10.5.2*
Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

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

10.8*
Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.9*
Letter Agreement, dated November 1, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Gregory J. Thor (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.10*
Letter Agreement, dated November 28, 2016, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Paul R. Adkins (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.11
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.12
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.13
Registration Rights Agreement, dated May 6, 2013, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.14
Indenture, dated as of September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.15
First Supplemental Indenture, dated September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.16
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 20, 2014 and incorporated herein by reference).

10.17
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

10.18.1
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
10.18.2
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

10.18.3
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

10.18.4
Third Amendment to Term Loan Agreement, dated as of November 7, 2018, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed herewith).

10.19
Credit Agreement, dated as of October 10, 2018, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; JPMorgan Chase Bank, N.A.; Citibank, N.A.; Wells Fargo Bank, National Association; Barclays Bank PLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Bank of America, N.A.; U.S. Bank National Association; Capital One National Association; Manufacturers and Traders Trust Company; PNC Bank, National Association; Regions Bank; and TD Bank, N.A. (filed with the Company’s Current Report on Form 8-K dated October 16, 2018 and incorporated herein by reference).

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

101.INS	XBRL Instance Document (filed herewith).

EXHIBIT NO.	DESCRIPTION
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 21, 2019	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 21, 2019	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 21, 2019
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 21, 2019
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 21, 2019
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 21, 2019
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 21, 2019
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 21, 2019
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 21, 2019
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 21, 2019
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 21, 2019
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 21, 2019
(Lisa G. Trimberger)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 21, 2019	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 21, 2019	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 21, 2019
(Thomas F. Brady)
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 21, 2019
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 21, 2019
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 21, 2019
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 21, 2019
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 21, 2019
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 21, 2019
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 21, 2019
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 21, 2019
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 21, 2019
(Lisa G. Trimberger)

Corporate Office Properties Trust Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Corporate Office Properties Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019
We have served as the Company’s auditor since 1997.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of
Corporate Office Properties, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corporate Office Properties, L.P. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019
We have served as the Company’s auditor since 2013.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Properties, net:
Operating properties, net	$2,847,265	$2,737,611
Projects in development or held for future development	403,361	403,494
Total properties, net	3,250,626	3,141,105
Assets held for sale, net	—	42,226
Cash and cash equivalents	8,066	12,261
Investment in unconsolidated real estate joint venture	39,845	41,787
Accounts receivable (net of allowance for doubtful accounts of $830 and $607, respectively)	26,277	31,802
Deferred rent receivable (net of allowance of $264 and $364, respectively)	89,350	86,710
Intangible assets on real estate acquisitions, net	43,470	59,092
Deferred leasing costs (net of accumulated amortization of $31,994 and $29,560, respectively)	50,191	48,322
Investing receivables	56,982	57,493
Interest rate derivatives	5,617	3,073
Prepaid expenses and other assets, net	85,581	71,334
Total assets	$3,656,005	$3,595,205
Liabilities and equity
Liabilities:
Debt, net	$1,823,909	$1,828,333
Accounts payable and accrued expenses	92,855	108,137
Rents received in advance and security deposits	30,079	25,648
Dividends and distributions payable	30,856	28,921
Deferred revenue associated with operating leases	9,125	11,682
Deferred property sale	—	43,377
Capital lease obligation	660	15,853
Other liabilities	15,213	41,822
Total liabilities	2,002,697	2,103,773
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	26,260	23,125
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 110,241,868 at December 31, 2018 and 101,292,299 at December 31, 2017)	1,102	1,013
Additional paid-in capital	2,431,355	2,201,047
Cumulative distributions in excess of net income	(846,808)	(802,085)
Accumulated other comprehensive (loss) income	(238)	2,167
Total Corporate Office Properties Trust’s shareholders’ equity	1,585,411	1,402,142
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,168	45,097
Preferred units in COPLP	8,800	8,800
Other consolidated entities	13,669	12,268
Noncontrolling interests in subsidiaries	41,637	66,165
Total equity	1,627,048	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,656,005	$3,595,205
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Rental revenue	$407,686	$405,722	$417,711
Tenant recoveries and other real estate operations revenue	109,567	104,258	108,253
Construction contract and other service revenues	60,859	102,840	48,364
Total revenues	578,112	612,820	574,328
Operating expenses
Property operating expenses	201,035	190,964	197,530
Depreciation and amortization associated with real estate operations	137,116	134,228	132,719
Construction contract and other service expenses	58,326	99,618	45,481
Impairment losses	2,367	15,123	101,391
General, administrative and leasing expenses	28,900	30,837	36,553
Business development expenses and land carry costs	5,840	6,213	8,244
Total operating expenses	433,584	476,983	521,918

Interest expense	(75,385)	(76,983)	(83,163)
Interest and other income	4,358	6,318	5,444
Gain on sales of real estate	2,340	9,890	59,679
Loss on early extinguishment of debt	(258)	(513)	(1,110)
Income before equity in income of unconsolidated entities and income taxes	75,583	74,549	33,260
Equity in income of unconsolidated entities	2,697	1,490	752
Income tax benefit (expense)	363	(1,098)	(244)
Net income	78,643	74,941	33,768
Net income attributable to noncontrolling interests:
Common units in COPLP	(1,742)	(1,890)	(507)
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,940)	(3,646)	(3,711)
Net income attributable to COPT	72,301	68,745	28,890
Preferred share dividends	—	(6,219)	(14,297)
Issuance costs associated with redeemed preferred shares	—	(6,847)	(17)
Net income attributable to COPT common shareholders	$72,301	$55,679	$14,576

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.69	$0.56	$0.15
Net income attributable to COPT common shareholders - diluted	$0.69	$0.56	$0.15
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$78,643	$74,941	$33,768
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(2,373)	684	(2,915)
(Gain) loss on interest rate derivatives recognized in interest expense	(407)	3,304	4,230
Equity in other comprehensive income (loss) of equity method investee	210	39	(184)
Other comprehensive (loss) income	(2,570)	4,027	1,131
Comprehensive income	76,073	78,968	34,899
Comprehensive income attributable to noncontrolling interests	(6,453)	(6,325)	(4,902)
Comprehensive income attributable to COPT	$69,620	$72,643	$29,997

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2015 (94,531,512 common shares outstanding)	$199,083	$945	$2,004,507	$(657,172)	$(2,838)	$72,039	$1,616,564
Reclassification of preferred shares to be redeemed to liability (531,667 shares)	(26,583)	—	17	(17)	—	—	(26,583)
Conversion of common units to common shares (87,000 shares)	—	1	1,166	—	—	(1,167)	—
Common shares issued under at-the-market program (3,721,227 shares)	—	37	109,016	—	—	—	109,053
Share-based compensation (158,912 shares issued, net of redemptions)	—	2	7,451	—	—	—	7,453
Redemption of vested equity awards	—	—	(2,466)	—	—	—	(2,466)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,158)	—	—	2,158	—
Comprehensive income	—	—	—	28,890	1,107	2,659	32,656
Dividends	—	—	—	(119,526)	—	—	(119,526)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,650)	(4,650)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(621)	—	—	—	(621)
Tax loss from share-based compensation	—	—	(331)	—	—	—	(331)
Balance at December 31, 2016 (98,498,651 common shares outstanding)	172,500	985	2,116,581	(747,825)	(1,731)	72,267	1,612,777
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (339,513 shares)	—	3	4,633	—	—	(4,636)	—
Common shares issued under forward equity sale agreements (1,678,913 shares)	—	17	49,927	—	—	—	49,944
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (179,180 shares issued, net of redemptions)	—	2	6,093	—	—	—	6,095
Redemption of vested equity awards	—	—	(1,973)	—	—	—	(1,973)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(1,486)	—	—	1,486	—
Comprehensive income	—	—	—	68,745	3,898	3,987	76,630
Dividends	—	—	—	(116,158)	—	—	(116,158)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,322)	(4,322)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	626	—	—	—	626
Tax loss from share-based compensation	—	—	(13)	—	—	—	(13)
Balance at December 31, 2017 (101,292,299 common shares outstanding)	—	1,013	2,201,047	(802,085)	2,167	66,165	1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	—	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (1,904,615 shares)	—	19	27,394	—	—	(27,413)	—
Redemption of common units	—	—	—	—	—	(339)	(339)
Common shares issued under forward equity sale agreements (5,907,000 shares)	—	59	172,235	—	—	—	172,294
Common shares issued under at-the-market program (991,664 shares)	—	10	29,722	—	—	—	29,732
Share-based compensation (146,290 shares issued, net of redemptions)	—	1	6,962	—	—	—	6,963
Redemption of vested equity awards	—	—	(1,702)	—	—	—	(1,702)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,466)	—	—	2,466	—
Comprehensive income	—	—	—	72,301	(2,681)	3,930	73,550
Dividends	—	—	—	(116,748)	—	—	(116,748)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,157)	(3,157)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(1,837)	—	—	—	(1,837)
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$—	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$528,066	$510,551	$514,098
Construction contract and other service revenues received	33,579	102,531	76,824
Property operating expenses paid	(197,647)	(186,577)	(196,352)
Construction contract and other service expenses paid	(79,386)	(82,707)	(46,318)
General, administrative, leasing, business development and land carry costs paid	(27,006)	(32,673)	(34,877)
Interest expense paid	(72,460)	(73,079)	(77,982)
Lease incentives paid	(7,679)	(9,725)	(2,760)
Income taxes paid	(21)	(31)	(5)
Other	3,036	1,831	1,642
Net cash provided by operating activities	180,482	230,121	234,270
Cash flows from investing activities
Construction, development and redevelopment	(159,994)	(200,504)	(161,519)
Tenant improvements on operating properties	(35,098)	(33,409)	(34,275)
Other capital improvements on operating properties	(24,223)	(22,882)	(26,345)
Proceeds from dispositions of properties	—	180,839	262,866
Proceeds from partial sales of properties, net of related debt	—	—	43,089
Leasing costs paid	(10,926)	(14,581)	(10,296)
Other	(2,677)	1,174	(2,346)
Net cash (used in) provided by investing activities	(232,918)	(89,363)	71,174
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	381,000	352,000	495,500
Other debt proceeds	13,406	—	255,000
Repayments of debt
Revolving Credit Facility	(294,000)	(226,000)	(539,000)
Scheduled principal amortization	(4,240)	(4,062)	(5,595)
Other debt repayments	(100,000)	(200,000)	(322,907)
Deferred financing costs paid	(8,292)	(500)	(825)
Payments on capital lease obligations	(15,379)	—	—
Net proceeds from issuance of common shares	202,065	69,534	109,069
Redemption of preferred shares	—	(199,083)	—
Common share dividends paid	(114,286)	(109,174)	(104,135)
Preferred share dividends paid	—	(9,305)	(14,210)
Distributions paid to noncontrolling interests in COPLP	(3,699)	(4,426)	(4,619)
Distributions paid to redeemable noncontrolling interests	(1,382)	(8,215)	(15,206)
Redemption of vested equity awards	(1,702)	(1,973)	(2,466)
Other	(3,936)	2,658	(5,694)
Net cash provided by (used in) financing activities	49,555	(338,546)	(155,088)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,881)	(197,788)	150,356
Cash and cash equivalents and restricted cash
Beginning of year	14,831	212,619	62,263
End of year	$11,950	$14,831	$212,619

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Reconciliation of net income to net cash provided by operating activities:
Net income	$78,643	$74,941	$33,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	139,063	136,501	134,870
Impairment losses	2,367	15,116	101,341
Amortization of deferred financing costs and net debt discounts	3,393	4,307	5,885
Increase in deferred rent receivable	(4,621)	(2,651)	(145)
Gain on sales of real estate	(2,340)	(9,890)	(59,679)
Share-based compensation	6,376	5,615	6,843
Other	(2,733)	(4,216)	(2,605)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,673	2,783	(5,262)
(Increase) decrease in prepaid expenses and other assets, net	(987)	7,219	(16,559)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(49,179)	4,309	43,163
Increase (decrease) in rents received in advance and security deposits	4,827	(3,913)	(7,350)
Net cash provided by operating activities	$180,482	$230,121	$234,270
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863	$60,310
Restricted cash at beginning of period	2,570	2,756	1,953
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619	$62,263

Cash and cash equivalents at end of period	$8,066	$12,261	$209,863
Restricted cash at end of period	3,884	2,570	2,756
Cash and cash equivalents and restricted cash at end of period	$11,950	$14,831	$212,619
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$6,570	$(10,654)	$5,950
Increase in property in connection with capital lease obligation	$—	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed into a joint venture	$—	$—	$22,600
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$(42,226)	$—	$—
Decrease in deferred property sale	$43,377	$—	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$—	$(114,597)
Increase in investment in unconsolidated real estate joint venture	$—	$—	$44,373
Decrease in debt	$—	$—	$59,534
Other net decreases in assets and liabilities	$—	$—	$4,211
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$2,915	$3,845	$1,315
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interests	$—	$—	$6,675
Equity in other comprehensive income (loss) of an equity method investee	$210	$39	$(184)
Reclassification of preferred shares to be redeemed to liability	$—	$—	$26,583
Dividends/distributions payable	$30,856	$28,921	$31,335
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$27,413	$4,636	$1,167
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,466	$1,486	$2,158
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,837	$(626)	$621

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2018	2017
Assets
Properties, net:
Operating properties, net	$2,847,265	$2,737,611
Projects in development or held for future development	403,361	403,494
Total properties, net	3,250,626	3,141,105
Assets held for sale, net	—	42,226
Cash and cash equivalents	8,066	12,261
Investment in unconsolidated real estate joint venture	39,845	41,787
Accounts receivable (net of allowance for doubtful accounts of $830 and $607, respectively)	26,277	31,802
Deferred rent receivable (net of allowance of $264 and $364, respectively)	89,350	86,710
Intangible assets on real estate acquisitions, net	43,470	59,092
Deferred leasing costs (net of accumulated amortization of $31,994 and $29,560, respectively)	50,191	48,322
Investing receivables	56,982	57,493
Interest rate derivatives	5,617	3,073
Prepaid expenses and other assets, net	81,713	66,718
Total assets	$3,652,137	$3,590,589
Liabilities and equity
Liabilities:
Debt, net	$1,823,909	$1,828,333
Accounts payable and accrued expenses	92,855	108,137
Rents received in advance and security deposits	30,079	25,648
Distributions payable	30,856	28,921
Deferred revenue associated with operating leases	9,125	11,682
Deferred property sale	—	43,377
Capital lease obligation	660	15,853
Other liabilities	11,345	37,206
Total liabilities	1,998,829	2,099,157
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	26,260	23,125
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at December 31, 2018 and 2017	8,800	8,800
Common units, 110,241,868 and 101,292,299 held by the general partner and 1,332,886 and 3,250,878 held by limited partners at December 31, 2018 and 2017, respectively	1,604,655	1,445,022
Accumulated other comprehensive (loss) income	(121)	2,173
Total Corporate Office Properties, L.P.’s equity	1,613,334	1,455,995
Noncontrolling interests in subsidiaries	13,714	12,312
Total equity	1,627,048	1,468,307
Total liabilities, redeemable noncontrolling interests and equity	$3,652,137	$3,590,589
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Rental revenue	$407,686	$405,722	$417,711
Tenant recoveries and other real estate operations revenue	109,567	104,258	108,253
Construction contract and other service revenues	60,859	102,840	48,364
Total revenues	578,112	612,820	574,328
Operating expenses
Property operating expenses	201,035	190,964	197,530
Depreciation and amortization associated with real estate operations	137,116	134,228	132,719
Construction contract and other service expenses	58,326	99,618	45,481
Impairment losses	2,367	15,123	101,391
General, administrative and leasing expenses	28,900	30,837	36,553
Business development expenses and land carry costs	5,840	6,213	8,244
Total operating expenses	433,584	476,983	521,918

Interest expense	(75,385)	(76,983)	(83,163)
Interest and other income	4,358	6,318	5,444
Gain on sales of real estate	2,340	9,890	59,679
Loss on early extinguishment of debt	(258)	(513)	(1,110)
Income before equity in income of unconsolidated entities and income taxes	75,583	74,549	33,260
Equity in income of unconsolidated entities	2,697	1,490	752
Income tax benefit (expense)	363	(1,098)	(244)
Net income	78,643	74,941	33,768
Net income attributable to noncontrolling interests in consolidated entities	(3,940)	(3,646)	(3,715)
Net income attributable to COPLP	74,703	71,295	30,053
Preferred unit distributions	(660)	(6,879)	(14,957)
Issuance costs associated with redeemed preferred units	—	(6,847)	(17)
Net income attributable to COPLP common unitholders	$74,043	$57,569	$15,079

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.69	$0.56	$0.15
Net income attributable to COPLP common unitholders - diluted	$0.69	$0.56	$0.15
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$78,643	$74,941	$33,768
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(2,373)	684	(2,915)
(Gain) loss on interest rate derivatives recognized in interest expense	(407)	3,304	4,230
Equity in other comprehensive income (loss) of equity method investee	210	39	(184)
Other comprehensive (loss) income	(2,570)	4,027	1,131
Comprehensive income	76,073	78,968	34,899
Comprehensive income attributable to noncontrolling interests	(3,940)	(3,646)	(3,715)
Comprehensive income attributable to COPLP	$72,133	$75,322	$31,184

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	352,000	$8,800	7,431,667	$199,083	98,208,903	$1,400,745	$(2,985)	$10,921	$1,616,564
Reclassification of preferred units to be redeemed to liability	—	—	(531,667)	(26,583)	—	—	—	—	(26,583)
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	3,721,227	109,053	—	—	109,053
Share-based compensation (units net of redemption)	—	—	—	—	158,912	7,453	—	—	7,453
Redemptions of vested equity awards	—	—	—	—	—	(2,466)	—	—	(2,466)
Comprehensive income	—	660	—	14,297	—	15,096	1,131	1,472	32,656
Distributions to owners of common and preferred units	—	(660)	—	(14,297)	—	(109,219)	—	—	(124,176)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	1,244	1,244
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(621)	—	—	(621)
Tax loss from share-based compensation	—	—	—	—	—	(331)	—	—	(331)
Balance at December 31, 2016	352,000	8,800	6,900,000	172,500	102,089,042	1,419,710	(1,854)	13,621	1,612,777
Reclassification of preferred units to be redeemed to liability	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	1,678,913	49,944	—	—	49,944
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	179,180	6,095	—	—	6,095
Redemptions of vested equity awards	—	—	—	—	—	(1,973)	—	—	(1,973)
Comprehensive income	—	660	—	6,219	—	64,416	4,027	1,308	76,630
Distributions to owners of common and preferred units	—	(660)	—	(6,219)	—	(113,601)	—	—	(120,480)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	626	—	—	626
Tax loss from share-based compensation	—	—	—	—	—	(13)	—	—	(13)
Balance at December 31, 2017	352,000	8,800	—	—	104,543,177	1,445,022	2,173	12,312	1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	—	—	104,543,177	1,444,746	2,449	12,312	1,468,307
Redemption of common units	—	—	—	—	(13,377)	(339)	—	—	(339)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	5,907,000	172,294	—	—	172,294
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	—	—	146,290	6,963	—	—	6,963
Redemptions of vested equity awards	—	—	—	—	—	(1,702)	—	—	(1,702)
Comprehensive income	—	660	—	—	—	74,043	(2,570)	1,417	73,550
Distributions to owners of common and preferred units	—	(660)	—	—	—	(119,245)	—	—	(119,905)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(1,837)	—	—	(1,837)
Balance at December 31, 2018	352,000	$8,800	—	$—	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Revenues from real estate operations received	$528,066	$510,551	$514,098
Construction contract and other service revenues received	33,579	102,531	76,824
Property operating expenses paid	(197,647)	(186,577)	(196,352)
Construction contract and other service expenses paid	(79,386)	(82,707)	(46,318)
General, administrative, leasing, business development and land carry costs paid	(27,006)	(32,673)	(34,877)
Interest expense paid	(72,460)	(73,079)	(77,982)
Lease incentives paid	(7,679)	(9,725)	(2,760)
Income taxes paid	(21)	(31)	(5)
Other	3,036	1,831	1,642
Net cash provided by operating activities	180,482	230,121	234,270
Cash flows from investing activities
Construction, development and redevelopment	(159,994)	(200,504)	(161,519)
Tenant improvements on operating properties	(35,098)	(33,409)	(34,275)
Other capital improvements on operating properties	(24,223)	(22,882)	(26,345)
Proceeds from dispositions of properties	—	180,839	262,866
Proceeds from partial sales of properties, net of related debt	—	—	43,089
Leasing costs paid	(10,926)	(14,581)	(10,296)
Other	(2,677)	1,174	(2,346)
Net cash (used in) provided by investing activities	(232,918)	(89,363)	71,174
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	381,000	352,000	495,500
Other debt proceeds	13,406	—	255,000
Repayments of debt
Revolving Credit Facility	(294,000)	(226,000)	(539,000)
Scheduled principal amortization	(4,240)	(4,062)	(5,595)
Other debt repayments	(100,000)	(200,000)	(322,907)
Deferred financing costs paid	(8,292)	(500)	(825)
Payments on capital lease obligations	(15,379)	—	—
Net proceeds from issuance of common units	202,065	69,534	109,069
Redemption of preferred units	—	(199,083)	—
Common unit distributions paid	(117,325)	(112,940)	(108,094)
Preferred unit distributions paid	(660)	(9,965)	(14,870)
Distributions paid to redeemable noncontrolling interests	(1,382)	(8,215)	(15,206)
Redemption of vested equity awards	(1,702)	(1,973)	(2,466)
Other	(3,936)	2,658	(5,694)
Net cash provided by (used in) financing activities	49,555	(338,546)	(155,088)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,881)	(197,788)	150,356
Cash and cash equivalents and restricted cash
Beginning of year	14,831	212,619	62,263
End of year	$11,950	$14,831	$212,619

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Reconciliation of net income to net cash provided by operating activities:
Net income	$78,643	$74,941	$33,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	139,063	136,501	134,870
Impairment losses	2,367	15,116	101,341
Amortization of deferred financing costs and net debt discounts	3,393	4,307	5,885
Increase in deferred rent receivable	(4,621)	(2,651)	(145)
Gain on sales of real estate	(2,340)	(9,890)	(59,679)
Share-based compensation	6,376	5,615	6,843
Other	(2,733)	(4,216)	(2,605)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,673	2,783	(5,262)
(Increase) decrease in prepaid expenses and other assets, net	(1,735)	6,398	(16,885)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(48,431)	5,130	43,489
Increase (decrease) in rents received in advance and security deposits	4,827	(3,913)	(7,350)
Net cash provided by operating activities	$180,482	$230,121	$234,270
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,261	$209,863	$60,310
Restricted cash at beginning of period	2,570	2,756	1,953
Cash and cash equivalents and restricted cash at beginning of period	$14,831	$212,619	$62,263

Cash and cash equivalents at end of period	$8,066	$12,261	$209,863
Restricted cash at end of period	3,884	2,570	2,756
Cash and cash equivalents and restricted cash at end of period	$11,950	$14,831	$212,619
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$6,570	$(10,654)	$5,950
Increase in property in connection with capital lease obligation	$—	$16,127	$—
Increase in property and redeemable noncontrolling interests in connection with property contributed into a joint venture	$—	$—	$22,600
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$(42,226)	$—	$—
Decrease in deferred property sale	$43,377	$—	$—
Non-cash changes from partial sale of properties, net of debt:
Decrease in properties, net	$—	$—	$(114,597)
Increase in investment in unconsolidated real estate joint venture	$—	$—	$44,373
Decrease in debt	$—	$—	$59,534
Other net decreases in assets and liabilities	$—	$—	$4,211
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$2,915	$3,845	$1,315
Decrease in redeemable noncontrolling interests and increase in other liabilities in connection with distribution payable to redeemable noncontrolling interests	$—	$—	$6,675
Equity in other comprehensive income (loss) of an equity method investee	$210	$39	$(184)
Reclassification of preferred units to be redeemed to liability	$—	$—	$26,583
Distributions payable	$30,856	$28,921	$31,335
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,837	$(626)	$621

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2018, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•
163 properties totaling 18.1 million square feet comprised of 15.1 million square feet in 145 office properties and 3.0 million square feet in 18 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
ten properties under construction or redevelopment (six office properties and four data center shells) that we estimate will total approximately 1.3 million square feet upon completion, including two partially-operational properties; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.7 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2018, COPT owned 98.8% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of any series of preferred units held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

When we own an equity investment in an entity and cannot exert significant influence over its operations:

•	prior to January 1, 2018, we used the cost method of accounting; and

•
effective January 1, 2018, we measure the investment at fair value, with changes recognized through net income. For an investment without a readily determinable fair value, we measure the investment at cost, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

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
Investments in Marketable Securities

We classify marketable securities as trading securities when we have the intent to sell such securities in the near term, and classify other marketable securities as available-for-sale securities. We determine the appropriate classification of investments in marketable securities at the acquisition date and re-evaluate the classification at each balance sheet date. We report investments in marketable securities classified as trading securities at fair value (which is included in the line entitled “Prepaid expenses and other assets, net” on our consolidated balance sheets), with unrealized gains and losses recognized through earnings; on our consolidated statements of cash flows, we classify cash flows from these securities as operating activities.

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

Deferred Leasing Costs

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
Deferred Financing Costs

We defer costs of financing arrangements and recognize these costs as interest expense over the related debt terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early. We present deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we present in the balance sheet in the line entitled “prepaid expenses and other assets, net”.

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

Real Estate Operations Revenue

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

Construction Contract and Other Service Revenues

We enter into construction contracts to complete various design and construction services primarily for our United States Government tenants. The revenues and expenses from these services consist primarily of subcontracted costs that are reimbursed to us by our customers along with a fee. These services are an ancillary component of our overall operations, with small operating margins relative to the revenue. We review each contract to determine the performance obligations and allocate the transaction price based on the standalone selling price, as discussed further below. We recognize revenue under these contracts as services are performed in an amount that reflects the consideration we expect to receive in exchange for those services. Our performance obligations are satisfied over time as work progresses. Revenue recognition is determined using the input method based on costs incurred as of point in time relative to the total estimated costs at completion to measure progress toward satisfying our performance obligations. We believe incurred costs of work performed best depicts the transfer of control of the services being transferred to the customer.

In determining whether the performance obligations of each construction contract should be accounted for separately versus together, we consider numerous factors that may require significant judgment, including: whether the components contracted are substantially the same with the same pattern of transfer; whether the customer could contract with another party to perform construction based on our design project; and whether the customer can elect not to move forward after the design phase of the contract. Most of our contracts have a single performance obligation as the promise to transfer the services is not separately identifiable from other obligations in the contracts and, therefore, are not distinct. Some contracts have multiple performance obligations, most commonly due to having distinct project phases for design and construction for which our customer is making decisions and managing separately. In these cases, we allocate the transaction price between these performance obligations based on the relative standalone selling prices, which we determine by evaluating: the relative costs of each performance obligation; the expected operating margins (which typically do not vary significantly between obligations); and amounts set forth in the contracts for each obligation. Contract modifications, such as change orders, are routine for our construction contracts and are generally determined to be additions to the existing performance obligations because they would have been part of the initial performance obligations if they were identified at the initial contract date.

We have three main types of compensation arrangements for our construction contracts: guaranteed maximum price (“GMP”); firm fixed price (“FFP”); and cost-plus fee.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•
GMP contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs, up to a maximum contract amount. We generally enter into GMP contracts for projects that are significant in nature based on the size of the project and total fees, and for which the full scope of the project has not been determined as of the contract date. GMP contracts are lower risk to us than FFP contracts since the costs and revenue move proportionately to one another.

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

Construction contract cost estimates are based primarily on contracts in place with subcontractors to complete most of the work, but may also include assumptions, such as performance of subcontractors and cost and availability of materials, to project the outcome of future events over the course of the project. We review and update these estimates regularly as a significant change could affect the profitability of our construction contracts. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method as the modification does not create a new performance obligation. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

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

Prior to our adoption of guidance issued by the FASB effective January 1, 2018, we: deferred only the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”), reclassifying such deferrals to interest expense as interest expense was recognized on the hedged forecasted transactions; and recognized the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. Effective January 1, 2018, we defer all changes in the fair value of designated cash flow hedges to AOCI or AOCL, reclassifying such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting and the hedged transactions are probable not to occur, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

Refer to the section below entitled “Recent Accounting Pronouncements” for additional disclosure pertaining to the effect of the new hedge accounting guidance that we adopted effective January 1, 2018 and Note 11 for additional disclosure pertaining to our interest rate derivatives.

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

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Ordinary income	83.1%	86.5%	48.0%	N/A	100.0%	100.0%
Return of capital	16.9%	13.5%	52.0%	N/A	0.0%	0.0%

We distributed all of COPT’s REIT taxable income in 2018, 2017 and 2016 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $47 million lower than the amount reported on our consolidated balance sheet as of December 31, 2018 which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

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

We adopted, prospectively effective January 1, 2018, guidance issued by the FASB that requires entities to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. For equity investments without readily determinable fair values, the guidance permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. Our adoption of this guidance had no effect on our consolidated financial statements.

We adopted, retrospectively effective January 1, 2018, guidance issued by the FASB pertaining to reporting on the statement of cash flows that:

•
clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle; and

•
requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents.  Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  As a result of our adoption of this guidance, the change in restricted cash is no longer reported as either operating or investing activities on our statements of cash flows. Our restricted cash primarily consists of cash escrowed under mortgage debt for capital improvements and real estate taxes and certain tenant security deposits.

Our adoption of this guidance had the following effects on our consolidated statements of cash flows for the years ended December 31, 2017 and December 31, 2016 (in thousands):

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Net cash provided by operating activities	$230,654	$(533)	$230,121	$232,538	$1,732	$234,270
Net cash (used in) provided by investing activities	$(89,710)	$347	$(89,363)	$71,449	$(275)	$71,174
Net cash used in financing activities	$(338,546)	$—	$(338,546)	$(154,434)	$(654)	$(155,088)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(197,602)	$(186)	$(197,788)	$149,553	$803	$150,356
Beginning of period cash and cash equivalents and restricted cash	$209,863	$2,756	$212,619	$60,310	$1,953	$62,263
End of period cash and cash equivalents and restricted cash	$12,261	$2,570	$14,831	$209,863	$2,756	$212,619

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

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPT and subsidiaries (in thousands, except per share data):

	As of December 31, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolidated real estate joint venture	$25,066	$16,721	$41,787	$25,548	$18,113	$43,661
Cumulative distributions in excess of net income	$(818,190)	$16,105	$(802,085)	$(765,276)	$17,451	$(747,825)
Noncontrolling interests in subsidiaries	$65,549	$616	$66,165	$71,605	$662	$72,267

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Gain on sales of real estate	$9,890	$—	$9,890	$40,986	$18,693	$59,679
Income before equity in income of unconsolidated entities and income taxes	$74,549	$—	$74,549	$14,567	$18,693	$33,260
Equity in income of unconsolidated entities	$2,882	$(1,392)	$1,490	$1,332	$(580)	$752
Net income	$76,333	$(1,392)	$74,941	$15,655	$18,113	$33,768
Net (income) loss attributable to noncontrolling interests - Common units in COPLP	$(1,936)	$46	$(1,890)	$155	$(662)	$(507)
Net income attributable to COPT	$70,091	$(1,346)	$68,745	$11,439	$17,451	$28,890
Net income (loss) attributable to COPT common shareholders	$57,025	$(1,346)	$55,679	$(2,875)	$17,451	$14,576
Earnings per common share - basic and diluted	$0.57	$(0.01)	$0.56	$(0.03)	$0.18	$0.15
Comprehensive income	$80,360	$(1,392)	$78,968	$16,786	$18,113	$34,899
Comprehensive income attributable to COPT	$73,989	$(1,346)	$72,643	$12,546	$17,451	$29,997

The tables below set forth the impact of the adoption of this guidance for amounts previously reported on the consolidated financial statements of COPLP and subsidiaries (in thousands, except per unit data):

	As of December 31, 2017			As of December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Investment in unconsolid. real estate joint venture	$25,066	$16,721	$41,787	$25,548	$18,113	$43,661
Common units	$1,428,301	$16,721	$1,445,022	$1,401,597	$18,113	$1,419,710

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Gain on sales of real estate	$9,890	$—	$9,890	$40,986	$18,693	$59,679
Income before equity in income of unconsolidated entities and income taxes	$74,549	$—	$74,549	$14,567	$18,693	$33,260
Equity in income of unconsolidated entities	$2,882	$(1,392)	$1,490	$1,332	$(580)	$752
Net income	$76,333	$(1,392)	$74,941	$15,655	$18,113	$33,768
Net income attributable to COPLP	$72,687	$(1,392)	$71,295	$11,940	$18,113	$30,053
Net income (loss) attributable to COPLP common unitholders	$58,961	$(1,392)	$57,569	$(3,034)	$18,113	$15,079
Earnings per common unit - basic and diluted	$0.57	$(0.01)	$0.56	$(0.04)	$0.19	$0.15
Comprehensive income	$80,360	$(1,392)	$78,968	$16,786	$18,113	$34,899
Comprehensive income attributable to COPLP	$76,714	$(1,392)	$75,322	$13,071	$18,113	$31,184

Adoption of this guidance had no impact to cash provided by or used in operating, financing or investing activities on our consolidated statements of cash flows for the years ended December 31, 2017 and December 31, 2016.

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

We adopted amendments by the Securities and Exchange Commission to its rules effective November 5, 2018 to simplify or eliminate outdated, duplicative or overlapping disclosure requirements. The amendments also expanded certain disclosure requirements, such as requiring (effective January 1, 2019) current and comparative quarter and year-to-date reporting of changes in shareholders’ equity in interim periods. The resulting changes in disclosure were not material to the consolidated financial statements included herein.

In February 2016, the FASB issued guidance that sets forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The guidance requires lessors of real estate to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  We adopted this guidance on January 1, 2019 using a modified retrospective transition approach under which we apply the guidance effective January 1, 2019, with a cumulative-effect adjustment as of such date, and not adjust prior comparative reporting periods. The guidance permits lessees and lessors to elect to apply a package of practical expedients that allow them not to reassess upon adoption: the lease classification for any expired or existing leases; their deferred recognition of incremental direct costs of leasing for any expired or existing leases; and whether any expired or existing contracts are, or contain, leases. The guidance also permits lessors to elect a practical expedient (by class of underlying asset) to avoid separating non-lease components that otherwise would need to be accounted for under the recently-adopted revenue accounting guidance (such as common area maintenance and provision of utilities) from the associated lease component if (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. Once this practical expedient is adopted, the lessor would be able to account for the combination of the lease component and non-lease components as an operating lease as long as the lease component is the predominant component of the combined components. We elected each of these practical expedients. Below is a summary of the effects of this guidance on our accounting and reporting.

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

◦
Deferral of non-incremental lease costs: Under the new lease guidance, we will be expensing future non-incremental costs in connection with new or extended tenant leases the recognition of which would have been deferred under current accounting; these deferrals totaled $1.2 million in 2018 and $1.1 million in each of 2017 and 2016.

•	Leases in which we are the lessee:

◦
Our most significant leases as lessee are ground leases. We will be required to recognize right-of-use assets and lease liabilities for the present value of these minimum lease payments. These types of leases will be classified as finance leases under the new guidance, which would result in the interest component of each lease payment being recorded as interest expense and the right-of-use asset being amortized into expense using the straight-line method over the life of the lease; however, we elected to apply the package of practical expedients under which we will continue to account for our existing ground leases as operating leases upon adoption of the guidance. Upon adoption of this guidance on January 1, 2019, in connection with our ground leases, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $14 million to $19 million, and also reclassified amounts previously presented elsewhere on our balance sheet in connection with these leases to the right-of-use assets.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $3.9 million as of December 31, 2018 and $4.6 million as of December 31, 2017, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2018 and 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  The fair values of our investing receivables, as disclosed in Note 8, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 10, we estimated the fair value of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, refer to Note 8 for investing receivables, Note 10 for debt and Note 11 for interest rate derivatives.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,819	$—	$—	$3,819
Other	49	—	—	49
Interest rate derivatives	—	5,617	—	5,617
Total assets	$3,868	$5,617	$—	$9,485
Liabilities:
Deferred compensation plan liability (2)	$—	$3,868	$—	$3,868
Interest rate derivatives (2)	—	5,459	—	5,459
Total liabilities	$—	$9,327	$—	$9,327

December 31, 2017:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,547	$—	$—	$4,547
Other	69	—	—	69
Interest rate derivatives	—	3,073	—	3,073
Total assets	$4,616	$3,073	$—	$7,689
Liabilities:
Deferred compensation plan liability (2)	$—	$4,616	$—	$4,616

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018:
Assets:
Interest rate derivatives	$—	$5,617	$—	$5,617
Liabilities:
Interest rate derivatives (1)	$—	$5,459	$—	$5,459

December 31, 2017:
Assets:
Interest rate derivatives	$—	$3,073	$—	$3,073
(1) Included in the line entitled “other liabilities” on COPLP’s consolidated balance sheet.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2017 Nonrecurring Fair Value Measurements

As part of our closing process for each quarter in 2017, we conducted our review of our portfolio of long-lived assets to be held and used for indicators of impairment and found there to be no impairment losses in the first, second and third quarters. In the fourth quarter of 2017, our assessment of weakening leasing prospects and expected enduring vacancy in our Aberdeen, Maryland (“Aberdeen”) portfolio indicated that these properties could be impaired. We have performed recovery analyses on the properties considering weakening tenant demand, high vacancy and low investor demand for office properties in the surrounding submarkets and concluded that the carrying values of these properties were not likely to be recovered from the expected undiscounted cash flows from the operation and eventual disposition of these properties. Accordingly, we recognized $9.0 million of impairment losses on the operating properties in Aberdeen (included in our Other segment). In addition, and also considering these conditions, we determined that we would not likely recover the carrying amount of land in this submarket and recognized a $4.7 million impairment loss on it. We previously recognized impairment losses on these properties in the second quarter of 2016 as discussed below. We determined that the declines in values that have occurred since the initial losses were recognized were due to declining market conditions.

For the respective quarters in 2017, we also performed recoverability analyses for our properties classified as held for sale, which resulted in impairment losses of $1.6 million in the second quarter of 2017. These impairment losses were primarily on properties in White Marsh, Maryland (“White Marsh”) (included in our Regional Office and Other segments) that we reclassified to held for sale during the period and adjusted to fair value less costs to sell. These properties were sold in the third quarter of 2017.

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

4.    Concentration of Revenue

A large concentration of our revenue from real estate operations was earned from our largest tenant, the United States Government, including 24% of our rental revenue in 2018, 22% in 2017 and 21% in 2016 (excluding tenant recoveries and other real estate operations revenue). Our rental revenue from the United States Government was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Northern Virginia Defense/IT reportable sub-segments (see Note 17). No other individual tenants accounted for 10% or more of our revenue from real estate operations. We also derived 95% of our construction contract revenue from the United States Government in 2018, 98% in 2017 and 87% in 2016.

We derived large concentrations of our revenue from real estate operations from certain business segments as set forth in Note 17.

5.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$503,274	$455,680
Buildings and improvements	3,241,894	3,068,124
Less: Accumulated depreciation	(897,903)	(786,193)
Operating properties, net	$2,847,265	$2,737,611

Properties we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$207,760	$240,825
Development in progress, excluding land	195,601	162,669
Projects in development or held for future development	$403,361	$403,494

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our property held for sale as of December 31, 2017 was 11751 Meadowville Lane, an operating property totaling 193,000 square feet in Chester, Virginia (in our Data Center Shells sub-segment). We contractually closed on the sale of this property on October 27, 2017 for $44.0 million. We provided a financial guaranty to the buyer under which we provided an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us. We accounted for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018, and we reported the sales proceeds as a liability on the consolidated balance sheets as of December 31, 2017 in the line entitled “deferred property sale.” In the fourth quarter of 2018, we recognized a gain on this sale of $1.5 million. The table below sets forth the components of this property’s assets as of December 31, 2017 (in thousands):

Properties, net	$38,670
Deferred rent receivable	3,237
Deferred leasing costs, net	319
Assets held for sale, net	$42,226

2018 Construction Activities

In 2018, we placed into service 666,000 square feet in six newly-constructed properties (including two partially- operational properties), 22,000 square feet in one redeveloped property and land under a long-term contract. As of December 31, 2018, we had nine properties under construction (including two partially-operational properties), or which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion and one property under redevelopment that we estimate will total 106,000 square feet upon completion.

In the fourth quarter of 2018, we abandoned plans to redevelop a property in our Fort Meade/BW Corridor sub-segment after we completed leasing on the property that did not require any redevelopment. Accordingly, we recognized an impairment loss of $2.4 million representing pre-development costs associated with the property.

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

(1) This sale also included land.

We also sold other land for $14.3 million and recognized a gain on sale of $4.2 million.

2017 Construction Activities

In 2017, we placed into service 1.1 million square feet in eight newly-constructed properties (including a partially- operational property) and 94,000 square feet in three redeveloped properties.

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

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2018 (dollars in thousands):

		Nominal ownership % as of
				December 31, 2018 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
		12/31/2018	Nature of Activity
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$169,533	$72,800	$50,530
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	75,339	43,631	43,869
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	83,118	82,618	16,017
				$327,990	$199,049	$110,416
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

With regard to our consolidated joint ventures:

•
for LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. We had advanced $40.0 million to the City through December 31, 2018 to fund such costs. We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved 751,000 square feet of construction commencement through December 31, 2018. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in COPLP;

•
for M Square Associates, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member; and

•
for Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time following the construction completion and stabilization (as defined in the operating agreement) of the joint venture’s office property; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP.

We disclose the activity of our redeemable noncontrolling interests in Note 12.

The ventures discussed above include only ones in which parties other than COPLP and COPT own interests. Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

Unconsolidated Real Estate Joint Venture

As described further in Note 5, on July 21, 2016, we sold a 50% interest in six triple-net leased, single-tenant data center properties in Virginia by contributing them into GI-COPT, a newly-formed joint venture. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments in the joint venture. We account for our 50% interest in the joint venture using the equity method of accounting. We had an investment balance in GI-COPT of $39.8 million as of December 31, 2018 and $41.8 million as of December 31, 2017.

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$132,276	$117,520	$14,756	$132,276	$110,814	$21,462
Tenant relationship value	60,028	39,703	20,325	60,028	32,198	27,830
Below-market cost arrangements	8,880	1,507	7,373	15,102	7,507	7,595
Above-market leases	13,841	13,164	677	13,944	12,092	1,852
Other	1,333	994	339	1,333	980	353
	$216,358	$172,888	$43,470	$222,683	$163,591	$59,092

Amortization of the intangible asset categories set forth above totaled $15.6 million in 2018, $19.3 million in 2017 and $20.0 million in 2016. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: nine years; below-market cost arrangements: 33 years; above-market leases: six years; and other: 24 years. The approximate weighted average amortization period for all of the categories combined is 12 years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $8.3 million for 2019; $5.5 million for 2020; $5.3 million for 2021; $3.8 million for 2022; and $3.4 million for 2023.

8.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2018	2017
Notes receivable from City of Huntsville	$53,961	$54,472
Other investing loans receivable	3,021	3,021
	$56,982	$57,493

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which is compounded annually on March 1, will be repaid using the real estate taxes generated by the properties constructed by

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville will be required to issue bonds to repay the notes receivable and the accrued and unpaid interest thereon. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the constructed properties in 2045.

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2018 or December 31, 2017. The fair value of these receivables was approximately $58.2 million as of December 31, 2018 and $58.3 million as of December 31, 2017.

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$25,658	$24,670
Lease incentives, net	21,258	19,011
Furniture, fixtures and equipment, net	8,630	5,256
Non-real estate equity investments	5,940	5,056
Deferred financing costs, net (1)	4,733	1,202
Restricted cash	3,884	2,570
Construction contract costs incurred in excess of billings	3,189	4,884
Deferred tax asset, net	2,084	1,892
Other assets	6,337	2,177
Total for COPLP and subsidiaries	81,713	66,718
Marketable securities in deferred compensation plan	3,868	4,616
Total for COPT and subsidiaries	$85,581	$71,334

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2018	2017
Operating loss carry forward	$4,354	$3,209
Share-based compensation	28	7
Accrued payroll	2	49
Property	427	43
Valuation allowance	(2,727)	(1,416)
Deferred tax asset, net	$2,084	$1,892

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. The deferred tax asset valuation allowance is due to a decrease in future projected income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2018 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	December 31, 2018	December 31, 2017	December 31, 2018
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$147,141	$150,723	3.82% - 7.87% (3)	2019-2026
Variable rate secured loans (4)	23,282	13,115	LIBOR + 1.85% to 2.35% (5)	2020-2022
Total mortgage and other secured debt	170,423	163,838
Revolving Credit Facility (6)	213,000	126,000	LIBOR + 0.775% to 1.45% (7)	March 2023 (6)
Term Loan Facilities (8)	248,273	347,959	LIBOR + 0.85% to 1.65% (9)	2022
Unsecured Senior Notes (10)
3.600%, $350,000 aggregate principal	347,986	347,551	3.60% (11)	May 2023
5.250%, $250,000 aggregate principal	247,136	246,645	5.25% (12)	February 2024
3.700%, $300,000 aggregate principal	298,815	298,322	3.70% (13)	June 2021
5.000%, $300,000 aggregate principal	297,109	296,731	5.00% (14)	July 2025
Unsecured note payable	1,167	1,287	0% (15)	May 2026
Total debt, net	$1,823,909	$1,828,333

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $7.2 million as of December 31, 2018 and $5.0 million as of December 31, 2017.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $281,000 as of December 31, 2018 and $349,000 as of December 31, 2017.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.17% as of December 31, 2018.

(4)	Includes a construction loan with $98.4 million in remaining borrowing capacity as of December 31, 2018.

(5)	The weighted average interest rate on our variable rate secured debt was 4.47% as of December 31, 2018.

(6)	As discussed further below, we entered into a credit agreement on October 10, 2018 to replace our existing revolving credit facility with a new facility.

(7)	The weighted average interest rate on the Revolving Credit Facility was 3.49% as of December 31, 2018.

(8)
As discussed below, we have the ability to borrow an additional $150.0 million in the aggregate under the remaining term loan facility, provided that there is no default under the facilities and subject to the approval of the lenders.

(9)	The interest rate on the remaining term loan facility was 3.60% as of December 31, 2018.

(10)	Refer to the paragraphs below for further disclosure.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.4 million as of December 31, 2018 and $1.7 million as of December 31, 2017. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $2.6 million as of December 31, 2018 and $3.0 million as of December 31, 2017. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(13)
The carrying value of these notes reflects an unamortized discount totaling $943,000 as of December 31, 2018 and $1.3 million as of December 31, 2017. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(14)
The carrying value of these notes reflects an unamortized discount totaling $2.4 million as of December 31, 2018 and $2.7 million as of December 31, 2017.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%

(15)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $294,000 as of December 31, 2018 and $373,000 as of December 31, 2017.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

such payments or distributions may prompt failure of debt covenants.  As of December 31, 2018, we were within the compliance requirements of these financial covenants.

Our debt matures on the following schedule (in thousands):

2019	$4,387
2020	16,156
2021	303,875
2022	267,611
2023	629,590
Thereafter	616,885
Total	$1,838,504	(1)

(1)	Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $14.6 million.

We capitalized interest costs of $5.9 million in 2018, $5.2 million in 2017 and $5.7 million in 2016.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,191,046	$1,219,603	$1,189,249	$1,229,398
Other fixed-rate debt	148,308	147,106	152,010	152,485
Variable-rate debt	484,555	486,497	487,074	485,694
	$1,823,909	$1,853,206	$1,828,333	$1,867,577

Revolving Credit Facility

On October 10, 2018, we entered into a credit agreement with a group of lenders to replace our existing unsecured revolving credit facility with a new facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The lenders’ aggregate commitment under the new facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The new facility matures on March 10, 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the new facility is based on LIBOR plus 0.775% to 1.450%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The new facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2018, the maximum borrowing capacity under this facility totaled $800.0 million, of which $587.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $188.1 million in 2018 and $97.8 million in 2017. The weighted average interest rate on our Revolving Credit Facility was 3.08% in 2018 and 2.44% in 2017.

Term Loan Facilities

Effective December 17, 2015, we entered into an unsecured term loan agreement with an initial commitment of $250.0 million; we borrowed $100.0 million under this loan on December 17, 2015 and $150.0 million on December 28, 2016. We also have the ability to borrow $150.0 million above the initial commitment, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on December 17, 2022, and carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 0.85% to 1.65%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition to the term loan discussed above, we also had the following term loans that were repaid prior to December 31, 2018:

•	for a term loan originating in 2012, we repaid $200.0 million in May 2017 and the remaining balance of $100.0 million in November 2018; and

•	for a term loan originating in 2012, we repaid the remaining balance of $120.0 million in 2016.

In connection with our new Revolving Credit Facility discussed above, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

Unsecured Senior Notes

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

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2018	2017
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$472	$252
12,834	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	239	213
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	1,968	1,046
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	1,967	1,051
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	971	511
75,000		3.1760%	Three-Month LIBOR	6/30/2020	6/30/2030	(2,676)	—
75,000		3.1920%	Three-Month LIBOR	6/30/2020	6/30/2030	(2,783)	—
						$158	$3,073

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2018	2017
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	$5,617	$3,073
Interest rate swaps designated as cash flow hedges	Other liabilities	(5,459)	—

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2018	2017	2016	2018	2017	2016
Interest rate derivatives	$(2,373)	$684	$(2,915)	$407	$(3,304)	$(4,230)

Over the next 12 months, we estimate that approximately $2.1 million of gains will be reclassified from AOCI as a decrease to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  We are not in default with any of these provisions.  As of December 31, 2018, the fair value of interest rate derivatives in a liability position related to these agreements was $5.5 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2018, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $5.5 million.

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

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$23,125	$22,979	$19,218
Contributions from noncontrolling interests	186	—	22,779
Distributions to noncontrolling interests	(1,411)	(1,566)	(21,881)
Net income attributable to noncontrolling interests	2,523	2,338	2,242
Adjustment to arrive at fair value of interests	1,837	(626)	621
Ending balance	$26,260	$23,125	$22,979

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

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2018, COPT had 25.0 million preferred shares authorized and unissued at $0.01 par value per share. In 2017, COPT redeemed all of its outstanding preferred shares, including:

•
the 5.600% Series K Cumulative Redeemable Preferred Shares (the “Series K Preferred Shares”) redeemed effective January 21, 2017 at a price of $50.00 per share, or $26.6 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently with this redemption, COPLP redeemed its Series K Preferred Units on the same terms. Since we made an irrevocable notification to holders of the Series K Preferred Shares in December 2016 of our intention to redeem such shares, we presented the liquidation preference of the shares as a liability on COPT’s

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

consolidated balance sheet as of December 31, 2016; we also recognized a $17,000 decrease to net income available to common shareholders in 2016 pertaining to the original issuance costs incurred on the shares; and

•
the 7.375% Series L Cumulative Preferred Shares (the “Series L Preferred Shares”) redeemed effective June 27, 2017 at a price of $25.00 per share, or $172.5 million in the aggregate, plus accrued and unpaid dividends thereon up to but not including the date of redemption. Concurrently with this redemption, COPLP redeemed its Series L Preferred Units on the same terms. We also recognized a $6.8 million decrease to net income available to common shareholders in 2017 pertaining to the original issuance costs incurred on the shares.

Common Shares

In September 2016, COPT established an at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $200.0 million (the “2016 ATM Program”). COPT issued the following common shares under this ATM program:

•	992,000 shares in 2018 at a weighted average price of $30.46 per share. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents;

•	591,000 shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents; and

•
3.7 million shares in the three months ended December 31, 2016 at a weighted average price of $29.56 per share. Net proceeds from the shares issued totaled $109.1 million, after payment of $0.9 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

In November 2018, COPT replaced its 2016 ATM Program with a new program under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million (the “2018 ATM Program”). Under the 2018 ATM Program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. As of December 31, 2018, COPT has not issued any shares under the 2018 ATM Program.

On November 2, 2017, COPT entered into forward equity sale agreements to issue 9.2 million common shares at an initial gross offering price of $285.2 million, or $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and will be decreased on each of certain dates specified in the agreements during the term of the agreements. COPT issued the following common shares under these forward equity sale agreements:

•	5.9 million shares in 2018 for net proceeds of $172.5 million; and

•	1.7 million shares in 2017 for net proceeds of $50.0 million.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT’s remaining capacity under the forward equity sale agreements was 1.6 million common shares, with a settlement value of $46.4 million as of December 31, 2018.

Certain holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 1.9 million in 2018, 339,513 in 2017 and 87,000 in 2016.

COPT declared dividends per common share of $1.10 in 2018, 2017 and 2016.

COPT pays dividends at the discretion of its Board of Trustees. COPT’s ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described in Note 2 and such other factors as the Board of Trustees deems relevant. COPT’s ability to make cash dividends will also be limited by the terms of COPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, COPT is prohibited from paying cash dividends in excess of the amount necessary for it to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of our Revolving Credit Facility; this restriction does not currently limit COPT’s ability to pay dividends, and COPT does not believe that this restriction is reasonably likely to limit its ability to pay future dividends because it expects to comply with the terms of our Revolving Credit Facility.

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

Following the completion of these redemptions in 2017, COPT held no preferred units in COPLP.

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

Common Units

COPT owned 98.8% of COPLP’s common units as of December 31, 2018 and 96.9% as of December 31, 2017.

From 2016 through 2018, COPT acquired additional common units through the following common share issuances under its 2016 ATM Program:

•	992,000 shares in 2018 at a weighted average price of $30.46 per share. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents;

•	591,000 shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents; and

•	3.7 million shares in 2016 at a weighted average price of $29.56 per share. Net proceeds from the shares issued totaled $109.1 million, after payment of $0.9 million in commissions to sales agents.

In 2018 and 2017, COPT also acquired additional common units through the following common share issuances under its forward equity sale agreements:

•	5.9 million shares in 2018 for net proceeds of $172.5 million; and

•	1.7 million shares in 2017 for net proceeds of $50.0 million.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

forth in the partnership agreement). Certain limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 1.9 million in 2018, 339,513 in 2017 and 87,000 in 2016. In addition, we redeemed 13,377 common units for cash payments totaling $339,000 in 2018.

COPLP declared distributions per common unit of $1.10 in 2018, 2017 and 2016.

15.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, COPT adopted the 2017 Omnibus Equity and Incentive Plan (the “2017 Plan”) following the approval of such plan by our common shareholders. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 3.4 million common shares in COPT to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. In November 2018, we amended the 2017 Plan to provide for the future grant of awards in the form of Profit Interest Units, which will be similar to restricted shares and PSUs, except that upon vesting recipients will receive common units in COPLP. This plan expires on May 11, 2027.

In May 2010, COPT adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders. This plan, which was replaced by the 2017 Plan, provided for the award of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards.

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

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
General, administrative and leasing expenses	$5,415	$4,649	$5,816
Property operating expenses	961	966	1,027
Capitalized to development activities	587	480	610
Share-based compensation cost	$6,963	$6,095	$7,453

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs and deferred share awards and 0% to 6% for restricted shares.

As of December 31, 2018, unrecognized compensation costs related to unvested awards included:

•	$7.9 million on restricted shares expected to be recognized over a weighted average period of approximately two years;

•	$1.7 million on PSUs expected to be recognized over a weighted average performance period of approximately two years; and

•	$137,000 on deferred share awards expected to be recognized through May 2019.

Our TRS is subject to Federal and state income taxes. We realized a windfall tax loss of $13,000 in 2017 and $331,000 in 2016 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2016, 2017 and 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	378,200	$27.58
Granted	231,937	24.77
Forfeited	(22,907)	25.31
Vested	(215,983)	27.19
Unvested as of December 31, 2016	371,247	26.20
Granted	239,479	33.84
Forfeited	(27,056)	27.80
Vested	(158,044)	26.27
Unvested as of December 31, 2017	425,626	30.37
Granted	219,716	25.62
Forfeited	(25,419)	30.02
Vested	(181,238)	29.49
Unvested as of December 31, 2018	438,685	$28.38
Unvested shares as of December 31, 2018 that are expected to vest	413,273	$28.35

The aggregate intrinsic value of restricted shares that vested was $4.6 million in 2018, $5.3 million in 2017 and $5.4 million in 2016.

PSUs

We made the following grants of PSUs to executives from 2014 through 2018 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2018
3/6/2014	49,103	1/1/2014	12/31/2016	$1,723	—
3/5/2015	45,656	1/1/2015	12/31/2017	$1,678	—
3/1/2016	26,299	1/1/2016	12/31/2018	$1,005	24,850
1/1/2017	39,351	1/1/2017	12/31/2019	$1,415	39,351
1/1/2018	59,110	1/1/2018	12/31/2020	$1,890	59,110

In 2017, we also modified certain provisions of the PSUs granted in 2015, 2016 and 2017, resulting in incremental compensation cost totaling $236,000 based on the difference between the pre-modification and post-modification award fair values on the date of modification.

The PSUs each have three-year performance periods concluding on the earlier of the respective performance period end dates set forth above or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th or greater	100% of PSUs granted
25th or greater	50% of PSUs granted
Below 25th	0% of PSUs granted

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we will settle the award by issuing fully-vested COPT shares equal to the number of earned PSUs in settlement of the award plan and either:

•
for awards granted January 1, 2017 and prior thereto, issuing fully-vested COPT shares equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on such settlement date, as defined under the terms of the agreement; or

•
for awards issued subsequent to January 1, 2017, paying cash equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited.  PSUs do not carry voting rights.

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for the 2014 and 2015 PSUs issued to a former executive who departed on March 31, 2016, we issued 10,326 common shares on May 30, 2016 in settlement of such PSUs;

•	for the 2014 and 2015 PSUs issued to a former executive who departed on May 12, 2016, we issued 20,569 common shares on July 12, 2016 in settlement of such PSUs;

•	for the 2014, 2015 and 2016 PSUs issued to a former executive who departed on August 31, 2016, we issued 2,248 common shares on October 30, 2016 in settlement of such PSUs;

•	for the 2014 PSUs issued to Steven E. Budorick, our Chief Executive Officer, that vested on December 31, 2016, we issued 9,763 common shares in settlement of the PSUs on February 7, 2017; and

•	for the 2015 PSUs issued to executives that vested on December 31, 2017, we issued 13,328 common shares in settlement of the PSUs on February 22, 2018.

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over the performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2016, 2017 and 2018 are set forth below:

Grant Date	Grant Date Fair Value Per Share	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
3/1/2016	$38.21	$23.90	20.4%	0.96%
1/1/2017	$38.43	$31.22	19.0%	1.47%
1/1/2018	$31.97	$29.20	17.0%	2.04%

Deferred Share Awards

We made the following grants of deferred share awards to nonemployee members of our Board of Trustees in 2016, 2017 and 2018 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Share
2016	24,944	$671	$26.89
2017	10,032	$326	$32.47
2018	13,832	$388	$28.08

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We issued the following common shares in settlement of deferred shares in 2016, 2017 and 2018 (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Number of common shares issued	5,515	15,590	12,028
Grant date fair value per share	$29.32	$26.89	$26.70
Aggregate intrinsic value	$154	$508	$322

Options

We have not issued options since 2009, and all of our options were vested and fully expensed prior to 2018. The table below sets forth information regarding our outstanding options as of the following dates (dollars in thousands, except per share data):

	Options Outstanding and Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2015	425,347	$42.75	1	$—
December 31, 2016	201,100	$43.35	1	$31
December 31, 2017	60,000	$35.17	1	$—
December 31, 2018	30,000	$32.52	0.4	$—

The aggregate intrinsic value of options exercised was $18,000 in 2017. No options were exercised in 2018 or 2016.

Executive Transition Costs

Our Board of Trustees appointed Stephen E. Budorick, our Executive Vice President and Chief Operating Officer since September 2011, to become our President and Chief Executive Officer effective May 12, 2016, the date of the Company’s 2016 Annual Meeting of Shareholders. On that date, our previous President and Chief Executive Officer, left the Company to pursue other interests, and he was not nominated for reelection as a Trustee. In addition, other executives departed the Company to pursue other interests effective March 31, 2016 and August 31, 2016. We recognized executive transition costs of approximately $6.5 million in 2016 primarily for termination benefits in connection with these departures.

16.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2063. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$400,617
2020	337,646
2021	280,369
2022	246,329
2023	194,888
Thereafter	523,932
$1,983,781

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of December 31, 2018 and 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; during 2017 and 2016, this segment also included suburban properties not meeting these characteristics that were since disposed.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2018
Revenues from real estate operations	$248,927	$53,518	$46,286	$31,927	$14,745	$25,650	$421,053	$61,181	$31,892	$3,127	$517,253
Property operating expenses	(82,975)	(20,330)	(26,888)	(13,536)	(6,050)	(3,225)	(153,004)	(30,253)	(16,342)	(1,436)	(201,035)
UJV NOI allocable to COPT	—	—	—	—	—	4,818	4,818	—	—	—	4,818
NOI from real estate operations	$165,952	$33,188	$19,398	$18,391	$8,695	$27,243	$272,867	$30,928	$15,550	$1,691	$321,036
Additions to long-lived assets	$38,612	$7,956	$—	$6,535	$573	$—	$53,676	$19,730	$856	$480	$74,742
Transfers from non-operating properties	$35,648	$10,231	$14,718	$(116)	$4,167	$99,191	$163,839	$—	$2,304	$—	$166,143
Segment assets at December 31, 2018	$1,279,571	$399,339	$139,731	$188,911	$108,010	$353,165	$2,468,727	$395,380	$216,640	$4,115	$3,084,862

Year Ended December 31, 2017
Revenues from real estate operations	$245,613	$47,118	$47,209	$29,540	$14,322	$24,320	$408,122	$68,262	$28,875	$4,721	$509,980
Property operating expenses	(80,697)	(16,938)	(27,812)	(12,619)	(5,783)	(2,709)	(146,558)	(28,982)	(13,551)	(1,873)	(190,964)
UJV NOI allocable to COPT	—	—	—	—	—	4,805	4,805	—	—	—	4,805
NOI from real estate operations	$164,916	$30,180	$19,397	$16,921	$8,539	$26,416	$266,369	$39,280	$15,324	$2,848	$323,821
Additions to long-lived assets	$26,659	$8,115	$71	$8,451	$1,056	$—	$44,352	$25,299	$3,580	$110	$73,341
Transfers from non-operating properties	$43,370	$48,328	$—	$474	$2,159	$107,854	$202,185	$—	$8	$18	$202,211
Segment assets at December 31, 2017	$1,263,567	$402,076	$128,755	$194,476	$108,119	$301,996	$2,398,989	$400,512	$224,422	$4,082	$3,028,005

Year Ended December 31, 2016
Revenues from real estate operations	$245,354	$48,964	$46,803	$28,197	$13,056	$23,836	$406,210	$85,805	$26,869	$7,080	$525,964
Property operating expenses	(83,684)	(17,824)	(27,357)	(12,690)	(4,476)	(2,674)	(148,705)	(34,095)	(11,512)	(3,218)	(197,530)
UJV NOI allocable to COPT	—	—	—	—	—	2,145	2,145	—	—	—	2,145
NOI from real estate operations	$161,670	$31,140	$19,446	$15,507	$8,580	$23,307	$259,650	$51,710	$15,357	$3,862	$330,579
Additions to long-lived assets	$26,267	$17,344	$—	$9,168	$4,352	$—	$57,131	$12,559	$299	$335	$70,324
Transfers from non-operating properties	$49,937	$28,230	$240	$—	$3,169	$103,367	$184,943	$82	$(377)	$(8)	$184,640
Segment assets at December 31, 2016	$1,255,230	$404,438	$131,957	$196,486	$110,395	$227,796	$2,326,302	$442,811	$231,954	$21,293	$3,022,360

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment revenues from real estate operations	$517,253	$509,980	$525,964
Construction contract and other service revenues	60,859	102,840	48,364
Total revenues	$578,112	$612,820	$574,328

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
UJV NOI allocable to COPT	$4,818	$4,805	$2,145
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(3,314)	(3,310)	(1,413)
Add: Equity in income (loss) of unconsolidated non-real estate entities	1,193	(5)	20
Equity in income of unconsolidated entities	$2,697	$1,490	$752

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

	For the Years Ended December 31,
	2018	2017	2016
Construction contract and other service revenues	$60,859	$102,840	$48,364
Construction contract and other service expenses	(58,326)	(99,618)	(45,481)
NOI from service operations	$2,533	$3,222	$2,883

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
NOI from real estate operations	$321,036	$323,821	$330,579
NOI from service operations	2,533	3,222	2,883
Interest and other income	4,358	6,318	5,444
Gain on sales of real estate	2,340	9,890	59,679
Equity in income of unconsolidated entities	2,697	1,490	752
Income tax benefit (expense)	363	(1,098)	(244)
Depreciation and other amortization associated with real estate operations	(137,116)	(134,228)	(132,719)
Impairment losses	(2,367)	(15,123)	(101,391)
General, administrative and leasing expenses	(28,900)	(30,837)	(36,553)
Business development expenses and land carry costs	(5,840)	(6,213)	(8,244)
Interest expense	(75,385)	(76,983)	(83,163)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(4,818)	(4,805)	(2,145)
Loss on early extinguishment of debt	(258)	(513)	(1,110)
Net income	$78,643	$74,941	$33,768

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2018	2017
Segment assets	$3,084,862	$3,028,005
Non-operating property assets	410,671	411,041
Other assets	160,472	156,159
Total COPT consolidated assets	$3,656,005	$3,595,205

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, loss on early extinguishment of debt and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

18.      Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Construction contract revenues:
GMP	$34,050	$78,401	$22,405
FFP	20,327	22,607	24,571
Cost-plus fee	5,540	801	464
Other	942	1,031	924
	$60,859	$102,840	$48,364

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Construction contract revenues:
Construction	$57,986	$94,471	$46,989
Design	1,931	7,338	451
Other	942	1,031	924
	$60,859	$102,840	$48,364

We recognized revenue of $349,000, $586,000 and $483,000 in 2018, 2017 and 2016, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Beginning balance	$4,577	$4,131
Ending balance	$6,701	$4,577

Contract assets, which we refer to herein as construction costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Beginning balance	$4,884	$10,350
Ending balance	$3,189	$4,884

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Beginning balance	$27,402	$32,650
Ending balance	$568	$27,402
Portion of beginning balance recognized in revenue during the year	$27,296	$32,650

The change in the contract liabilities balance reported above for 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2018 that will be recognized as revenue in future periods was $58.1 million, all of which we expect to recognize in 2019.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues, and had no impairment losses on construction contracts receivable or unbilled construction revenue in 2018, 2017 and 2016.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to COPT	$72,301	$68,745	$28,890
Preferred share dividends	—	(6,219)	(14,297)
Issuance costs associated with redeemed preferred shares	—	(6,847)	(17)
Income attributable to share-based compensation awards	(462)	(449)	(419)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$71,839	$55,230	$14,157
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	103,946	98,969	94,502
Dilutive effect of share-based compensation awards	134	132	92
Dilutive effect of forward equity sale agreements	45	54	—
Denominator for diluted EPS (common shares)	104,125	99,155	94,594
Basic EPS	$0.69	$0.56	$0.15
Diluted EPS	$0.69	$0.56	$0.15

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2018	2017	2016
Conversion of common units	2,468	3,362	3,633
Conversion of redeemable noncontrolling interests	936	689	809
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	—	—	434

The following share-based compensation securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares and deferred share awards of 452,000 for 2018, 433,000 for 2017 and 385,000 for 2016; and

•	weighted average options of 42,000 for 2018, 70,000 for 2017 and 285,000 for 2016.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to COPLP	$74,703	$71,295	$30,053
Preferred unit distributions	(660)	(6,879)	(14,957)
Issuance costs associated with redeemed preferred units	—	(6,847)	(17)
Income attributable to share-based compensation awards	(462)	(449)	(419)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$73,581	$57,120	$14,660
Denominator (all weighted averages):
Denominator for basic EPU (common units)	106,414	102,331	98,135
Dilutive effect of share-based compensation awards	134	132	92
Dilutive effect of forward equity sale agreements	45	54	—
Denominator for diluted EPU (common units)	106,593	102,517	98,227
Basic EPU	$0.69	$0.56	$0.15
Diluted EPU	$0.69	$0.56	$0.15

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2018	2017	2016
Conversion of redeemable noncontrolling interests	936	689	809
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	—	—	434

The following share-based compensation securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units and deferred share awards of 452,000 for 2018, 433,000 for 2017 and 385,000 for 2016; and

•	weighted average options of 42,000 for 2018, 70,000 for 2017 and 285,000 for 2016.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2018, we do not expect any such future fundings will be required.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of December 31, 2018 follow (in thousands):

Year Ending December 31,
2019	$1,320
2020	1,294
2021	1,278
2022	1,164
2023	1,119
Thereafter	83,373
$89,548

Capital Lease

On May 25, 2017, we entered into a ground lease on land under development in Washington, DC through our Stevens Investors, LLC joint venture. The lease has a 99-year term, and we possess an option to purchase the property for one dollar (estimated to occur in 2020). Upon inception of the lease, we recorded a $16.1 million capital lease liability on our consolidated balance sheets based on the present value of the future minimum rental payments and have since paid down most of this liability. The remaining capital lease obligation as of December 31, 2018 was $660,000, which is due in 2020.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of December 31, 2018 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $241.1 million;

•	tenant and other capital improvements of $44.1 million;

•	third party construction obligations of $47.9 million; and

•	other obligations of $1.9 million.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

21.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2018 and 2017 (in thousands, except per share/unit data).

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
COPT and Subsidiaries
Revenues	$155,476	$146,743	$137,411	$138,482	$139,801	$151,435	$157,017	$164,567
Net income	$18,780	$21,085	$20,322	$18,456	$22,740	$18,859	$22,334	$11,008
Net income attributable to noncontrolling interests	(1,630)	(1,651)	(1,625)	(1,436)	(1,721)	(1,333)	(1,755)	(1,387)
Net income attributable to COPT	17,150	19,434	18,697	17,020	21,019	17,526	20,579	9,621
Preferred share dividends	—	—	—	—	(3,180)	(3,039)	—	—
Issuance costs associated with redeemed preferred shares	—	—	—	—	—	(6,847)	—	—
Net income attributable to COPT common shareholders	$17,150	$19,434	$18,697	$17,020	$17,839	$7,640	$20,579	$9,621

Basic EPS	$0.17	$0.19	$0.18	$0.16	$0.18	$0.08	$0.21	$0.10
Diluted EPS	$0.17	$0.19	$0.18	$0.16	$0.18	$0.08	$0.21	$0.10

COPLP and Subsidiaries
Revenues	$155,476	$146,743	$137,411	$138,482	$139,801	$151,435	$157,017	$164,567
Net income	$18,780	$21,085	$20,322	$18,456	$22,740	$18,859	$22,334	$11,008
Net income attributable to noncontrolling interests	(921)	(878)	(1,080)	(1,061)	(934)	(907)	(897)	(908)
Net income attributable to COPLP	17,859	20,207	19,242	17,395	21,806	17,952	21,437	10,100
Preferred unit distributions	(165)	(165)	(165)	(165)	(3,345)	(3,204)	(165)	(165)
Issuance costs associated with redeemed preferred units	—	—	—	—	—	(6,847)	—	—
Net income attributable to COPLP common unitholders	$17,694	$20,042	$19,077	$17,230	$18,461	$7,901	$21,272	$9,935

Basic EPU	$0.17	$0.19	$0.18	$0.16	$0.18	$0.08	$0.21	$0.10
Diluted EPU	$0.17	$0.19	$0.18	$0.16	$0.18	$0.08	$0.21	$0.10

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2018	$607	$319	$—	$(96)	$830
Year ended December 31, 2017	$603	$368	$(36)	$(328)	$607
Year ended December 31, 2016	$1,525	$(17)	$235	$(1,140)	$603
Allowance for Deferred Rent Receivable
Year ended December 31, 2018	$364	$—	$(100)	$—	$264
Year ended December 31, 2017	$373	$—	$(9)	$—	$364
Year ended December 31, 2016	$1,962	$—	$(1,589)	$—	$373
Allowance for Deferred Tax Asset
Year ended December 31, 2018	$1,416	$668	$—	$—	$2,084
Year ended December 31, 2017	$2,062	$(646)	$—	$—	$1,416
Year ended December 31, 2016	$2,062	$—	$—	$—	$2,062

(1) Amounts charged to costs and expenses are net of recoveries. The change in the allowance for deferred tax asset was due primarily to: for 2018, additional losses reported for tax purposes during the year that we do not expect to realize; and for 2017, a decrease in the corporate tax rate.
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
December 31, 2018
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
100 Light Street (O)	Baltimore, MD	$48,473	$26,715	$58,343	$8,065	$26,715	$66,408	$93,123	$(13,232)	1973/2011	8/7/2015
1000 Redstone Gateway (O)	Huntsville, AL	10,390	—	20,533	5	—	20,538	20,538	(2,978)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	10,917	—	19,593	6	—	19,599	19,599	(2,435)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	118	364	3,227	3,591	(1,401)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	12,616	—	22,389	—	—	22,389	22,389	(2,824)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	8,619	—	58,404	58,404	(14,892)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	16,601	488	2,130	17,089	19,219	(4,665)	1985/2017	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	7,355	—	49,819	49,819	(13,674)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(7)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	3,962	1,906	11,585	13,491	(6,697)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,666	2,917	16,925	19,842	(9,325)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	5,584	2,517	15,652	18,169	(9,639)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	4,108	3,684	11,625	15,309	(6,036)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,516	905	5,136	6,041	(2,971)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	4,592	1,386	10,168	11,554	(5,295)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	8,191	2,899	20,177	23,076	(10,176)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	6,075	2,484	15,825	18,309	(8,783)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	206	950	4,070	5,020	(414)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	2,806	3,507	32,983	36,490	(10,850)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,487	3,407	25,654	29,061	(9,577)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,815	2,398	14,353	16,751	(8,006)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	3,039	3,731	18,992	22,723	(7,982)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	67	—	1,577	67	1,644	—	(7)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	3,433	1,572	11,608	13,180	(5,964)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	3,108	1,615	11,466	13,081	(6,416)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	7,817	3,436	22,219	25,655	(10,959)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	15,417	27,964	67,407	95,371	(22,475)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	15,729	4,415	36,094	40,509	(13,957)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	3,979	5,753	17,594	23,347	(8,680)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(5,390)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(13)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(11)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	—	393	3,323	3,716	(98)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(116)	2016	4/30/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	894	613	3,476	4,089	(1,635)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,154	2,170	1,856	9,324	11,180	(3,624)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	976	522	3,066	3,588	(1,112)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,188	688	5,048	5,736	(2,517)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,794	773	4,888	5,661	(2,197)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	716	436	2,458	2,894	(972)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	29,880	10,486	72,219	82,705	(32,435)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	20,778	8,275	55,131	63,406	(20,770)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	265	134	1,976	2,110	(381)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	204	113	1,606	1,719	(271)	2010	9/14/2007
2100 L Street (O)	Washington, DC	13,577	56,351	19,446	—	56,351	19,446	75,797	—	(8)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	5,492	2,881	—	8,373	8,373	(866)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,594	1,867	1,422	7,461	8,883	(3,598)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,685	2,550	1,362	8,235	9,597	(4,040)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	4,929	2,522	1,094	7,451	8,545	(2,658)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,983	2,243	18,402	20,645	(6,799)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	571	692	3,622	4,314	(1,695)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	10,557	8,057	45,145	53,202	(10,084)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,193	1	2,791	12,194	14,985	(6,467)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,304	34,443	711	20,304	35,154	55,458	(4,939)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,557	2,098	22,891	24,989	(10,541)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	5,034	1,737	20,300	22,037	(10,559)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	2,282	2,251	23,893	26,144	(12,299)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	1,218	3,863	30,490	34,353	(11,349)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	2,801	4,611	17,398	22,009	(8,280)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	8,697	8,737	40,309	49,046	(20,174)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	4,078	—	12,101	867	—	12,968	12,968	(1,113)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	1,201	1,517	60,366	61,883	(13,166)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	777	2,648	30,464	33,112	(8,381)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	1,814	3,411	26,731	30,142	(8,441)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	1,239	3,260	23,831	27,091	(7,357)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,330	1,422	28,538	29,960	(5,245)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	39,990	—	2,372	39,990	42,362	(2,956)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	4,088	261	30,619	30,880	(8,677)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(2,999)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(781)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	145	2,748	38,301	41,049	(6,475)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	560	2,185	28,986	31,171	(9,182)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	65	2,067	21,688	23,755	(5,935)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(7,047)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(4,805)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	—	—	6,820	—	—	6,820	6,820	(7)	2018 (8)	3/23/2010
4100 Market Street (O)	Huntsville, AL	—	—	4,612	—	—	4,612	4,612	—	(8)	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	119	1,831	23,376	25,207	(3,497)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,751	108	2,370	27,859	30,229	(3,340)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	127	1,852	21,690	23,542	(3,680)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,464	1,691	817	3,155	3,972	(1,079)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,065	405	2,684	3,089	(1,137)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,794	208	434	4,002	4,436	(1,624)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	880	270	344	1,150	1,494	(423)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,123	1,309	5,629	6,938	(2,750)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	471	2,272	14,279	16,551	(2,455)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,831	1,406	7,627	9,033	(3,664)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	1,977	1,200	9,176	10,376	(3,052)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	34	1,878	11,592	13,470	(4,116)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	29,608	—	2,035	29,608	31,643	(934)	2017	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,327	—	21,399	21,399	(4,886)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	210	—	4,760	4,760	(1,313)	2007	3/8/2006
5801 University Research Court (O)	College Park, MD	—	—	15,936	—	—	15,936	15,936	(240)	2018 (8)	11/9/2016
5825 University Research Court (O)	College Park, MD	20,875	—	22,771	783	—	23,554	23,554	(5,680)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	22,085	—	31,906	405	—	32,311	32,311	(7,165)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	7,509	1,755	14,528	16,283	(7,484)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,631	1,622	897	14,253	15,150	(4,111)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	1,550	2,683	24,789	27,472	(7,598)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	4,285	1,242	9,254	10,496	(5,506)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	122	1,753	34,212	35,965	(8,373)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	1,535	449	6,574	7,023	(2,946)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	4,921	2,807	24,019	26,826	(11,156)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,441	1,424	9,137	10,561	(5,875)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	154	675	1,865	2,540	(521)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	4,981	1,263	17,442	18,705	(9,484)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,830	890	7,391	8,281	(4,272)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	7,330	3,545	17,246	20,791	(9,035)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	15,738	3,220	3,596	18,958	22,554	(10,912)	1998 (8)	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	6,479	3,131	18,582	21,713	(7,126)	1999	5/31/2002
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(7)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	412	2,058	6,093	3,319	2,058	9,412	11,470	(3,746)	1999	12/1/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,018	729	5,112	5,841	(2,747)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,416	902	7,100	8,002	(3,553)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,095	919	6,858	7,777	(4,070)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	4,480	1,829	16,303	18,132	(7,496)	2001	8/30/2001
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	46,994	18,044	20,487	65,038	85,525	(23,141)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	2,559	1,350	6,918	8,268	(3,396)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	353	704	5,053	5,757	(1,540)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,843	1,104	6,361	7,465	(3,658)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,158	2,608	1,342	9,766	11,108	(3,137)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	813	1,032	4,242	5,274	(1,557)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,824	1,821	6,212	8,033	(2,570)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	2,490	2,732	9,496	12,228	(4,050)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	1,704	1,283	4,800	6,083	(2,026)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(934)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	6,121	—	8,348	5	—	8,353	8,353	(963)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	22,630	4,538	4,089	27,168	31,257	(11,024)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(2,916)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,578	1,479	10,878	12,357	(4,427)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,250	972	5,138	6,110	(2,566)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	6,713	—	9,223	—	—	9,223	9,223	(813)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	4,428	1,565	7,544	9,109	(2,699)	1990	4/28/1999
7740 Milestone Parkway (O)	Hanover, MD	17,786	3,825	34,176	567	3,825	34,743	38,568	(7,395)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	76,593	300	6,387	76,893	83,280	(11,016)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	25,925	200	4,857	26,125	30,982	(2,023)	2015	9/17/2013
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	6,437	2,317	19,079	21,396	(4,777)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,453	1,510	6,217	7,727	(2,926)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,233	1,718	8,513	10,231	(4,021)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	9,301	2,003	18,743	20,746	(9,936)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	—	—	992	—	—	992	992	—	(8)	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,450	1,165	8,222	9,387	(4,582)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	3,383	1,156	7,820	8,976	(3,955)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,901	1,215	7,762	8,977	(4,170)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,446	922	6,194	7,116	(2,828)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,438	939	8,194	9,133	(4,642)	1983	4/30/1998
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	251,367	4,689	6,050	256,056	262,106	(50,191)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,401	9,583	—	13,401	9,583	22,984	—	(7)	7/2/2007
Bethlehem Tech. Park - DC 18 (O)	Manassas, VA	—	3,599	26,636	—	3,599	26,636	30,235	(964)	2017	6/17/2016
Bethlehem Tech. Park - DC 19 (O)	Manassas, VA	—	3,708	16,606	—	3,708	16,606	20,314	(865)	2016	6/9/2016
Bethlehem Tech. Park - DC 20 (O)	Manassas, VA	—	3,599	24,062	—	3,599	24,062	27,661	(965)	2017	6/9/2016

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Bethlehem Tech. Park - DC 23 (O)	Manassas, VA	—	—	4,883	—	—	4,883	4,883	—	(8)	6/9/2016
BLC 1 (O)	Northern Virginia	—	12,034	17,917	—	12,034	17,917	29,951	(245)	2018	12/28/2017
BLC 2 (O)	Northern Virginia	—	12,034	17,659	—	12,034	17,659	29,693	(210)	2018	12/28/2017
Canton Crossing Land (L)	Baltimore, MD	—	17,285	8,179	—	17,285	8,179	25,464	—	(7)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	6,100	10,450	1,192	6,100	11,642	17,742	(5,053)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,722	—	6,387	3,722	10,109	—	(7)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(7)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	730	—	705	730	1,435	—	(7)	3/24/2004
IN 1 (O)	Northern Virginia	—	1,815	11,532	—	1,815	11,532	13,347	—	(8)	8/31/2016
IN 2 (O)	Northern Virginia	—	2,627	4,655	—	2,627	4,655	7,282	—	(8)	8/31/2016
M Square Research Park (L)	College Park, MD	—	—	3,202	—	—	3,202	3,202	—	(7)	1/29/2008
MP 1 (O)	Northern Virginia	—	9,426	15,865	—	9,426	15,865	25,291	—	(8)	11/20/2017
MP 2 (O)	Northern Virginia	—	9,426	25,191	—	9,426	25,191	34,617	—	2018	11/20/2017
MR Land (L)	Northern Virginia	—	9,038	55	—	9,038	55	9,093	—	(7)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	28,060	47,371	—	28,060	47,371	75,431	—	(7)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	—	—	1,755	—	1,755	—	(7)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	847	—	7,430	847	8,277	—	(7)	1/20/2006
NOVA Office A (O) (9)	Chantilly, VA	—	2,096	46,840	—	2,096	46,840	48,936	(4,577)	2015	7/31/2002
NOVA Office B (O) (9)	Chantilly, VA	—	739	33,881	—	739	33,881	34,620	(1,817)	2016	7/31/2002
NOVA Office D (O) (9)	Chantilly, VA	—	6,587	40,525	—	6,587	40,525	47,112	(1,417)	2017	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,531	1,637	12,031	13,668	(3,898)	1974/1985	12/14/2000
Paragon Park - DC 21 (O)	Sterling, VA	—	7,828	19,999	—	7,828	19,999	27,827	(560)	2017	5/8/2017
Paragon Park - DC 22 (O)	Sterling, VA	—	7,828	18,755	—	7,828	18,755	26,583	(515)	2017	5/8/2017
Patriot Point - DC 15 (O)	Ashburn, VA	—	12,156	17,175	—	12,156	17,175	29,331	(1,180)	2016	10/15/2015
Patriot Point - DC 16 (O)	Ashburn, VA	—	12,156	17,043	—	12,156	17,043	29,199	(1,135)	2016	10/15/2015
Patriot Point - DC 17 (O)	Ashburn, VA	—	6,078	16,408	—	6,078	16,408	22,486	(930)	2016	10/15/2015
Patriot Ridge (L)	Springfield, VA	—	18,517	14,505	—	18,517	14,505	33,022	—	(7)	3/10/2010
Project EX (O) (10)	Confidential-USA	—	8,958	5,744	—	8,958	5,744	14,702	—	2018	7/16/2008
Redstone Gateway (L)	Huntsville, AL	—	—	21,807	—	—	21,807	21,807	—	(7)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	1,129	—	—	1,129	—	1,129	—	(7)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	4,052	1,833	—	4,052	1,833	5,885	—	(7)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(11,532)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(268)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(444)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(4,316)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(4,342)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(2,908)	2015	6/14/2005
Westfields - Park Center (L)	Chantilly, VA	—	16,418	12,097	—	16,418	12,097	28,515	—	(7)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,576	—	7,141	1,576	8,717	—	(7)	7/31/2002

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Other Developments, including intercompany eliminations (V)	Various	—	8	121	373	8	494	502	(77)	Various	Various
		$174,043	$711,034	$3,002,155	$435,340	$711,034	$3,437,495	$4,148,529	$(897,903)

(1)	A legend for the Property Type follows: (O) = Office or Data Center Shell Property; (L) = Land held or pre-construction; (D) = Wholesale Data Center; and (V) = Various.

(2)
Excludes our Revolving Credit Facility of $213.0 million, term loan facilities of $248.3 million, unsecured senior notes of $1.2 billion, unsecured notes payable of $1.2 million, and deferred financing costs, net of premiums, on the remaining loans of $3.6 million.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.5 billion as of December 31, 2018.

(4)	As discussed in Note 5 to our Consolidated Financial Statements, we recognized an impairment loss of $2.4 million in connection with an operating property still owned as of December 31, 2018.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Held as of December 31, 2018.

(8)	Under construction or redevelopment as of December 31, 2018.

(9)	The carrying amounts of these properties exclude allocated costs of the garage being constructed to support the properties.

(10)	This property represents land under a long-term contract.

The following table summarizes our changes in cost of properties for the years ended December 31, 2018, 2017 and 2016 (in thousands):
	2018	2017	2016
Beginning balance	$3,980,813	$3,874,715	$4,158,616
Improvements and other additions	224,524	259,548	251,960
Sales	(53,547)	(138,216)	(268,038)
Impairments	(2,493)	(15,116)	(143,502)
Other dispositions	(768)	(118)	(124,321)
Ending balance	$4,148,529	$3,980,813	$3,874,715

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2018	2017	2016
Beginning balance	$801,038	$715,951	$718,680
Depreciation expense	112,610	107,772	105,763
Sales	(14,845)	(22,567)	(56,607)
Impairments	(132)	—	(42,161)
Other dispositions	(768)	(118)	(9,724)
Ending balance	$897,903	$801,038	$715,951