Form 10-Q
period 2019-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2019-05-07
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Corporate Office Properties Trust ☐
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

As of April 26, 2019, 111,917,479 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2019, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 8, Prepaid Expenses and Other Assets, Net of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 16, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,865,829	$2,847,265
Projects in development or held for future development	437,173	403,361
Total properties, net	3,303,002	3,250,626
Property - operating right-of-use assets	27,569	—
Property - finance right-of-use assets	40,488	—
Cash and cash equivalents	7,780	8,066
Investment in unconsolidated real estate joint venture	39,359	39,845
Accounts receivable	25,261	26,277
Deferred rent receivable	91,304	89,350
Intangible assets on real estate acquisitions, net	33,172	43,470
Deferred leasing costs (net of accumulated amortization of $34,666 and $31,994, respectively)	51,736	50,191
Investing receivables	69,390	56,982
Interest rate derivatives	2,602	5,617
Prepaid expenses and other assets, net	84,196	85,581
Total assets	$3,775,859	$3,656,005
Liabilities and equity
Liabilities:
Debt, net	$1,876,149	$1,823,909
Accounts payable and accrued expenses	112,076	92,855
Rents received in advance and security deposits	25,635	30,079
Dividends and distributions payable	31,346	30,856
Deferred revenue associated with operating leases	8,415	9,125
Property - operating lease liabilities	16,619	—
Interest rate derivatives	11,894	5,459
Other liabilities	10,162	10,414
Total liabilities	2,092,296	2,002,697
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	27,385	26,260
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 111,939,790 at March 31, 2019 and 110,241,868 at December 31, 2018)	1,119	1,102
Additional paid-in capital	2,475,497	2,431,355
Cumulative distributions in excess of net income	(856,703)	(846,808)
Accumulated other comprehensive loss	(9,538)	(238)
Total Corporate Office Properties Trust’s shareholders’ equity	1,610,375	1,585,411
Noncontrolling interests in subsidiaries:
Common units in COPLP	20,167	19,168
Preferred units in COPLP	8,800	8,800
Other consolidated entities	16,836	13,669
Noncontrolling interests in subsidiaries	45,803	41,637
Total equity	1,656,178	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,775,859	$3,656,005

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Lease revenue	$130,903	$127,133
Other property revenue	1,087	1,145
Construction contract and other service revenues	16,950	27,198
Total revenues	148,940	155,476
Operating expenses
Property operating expenses	49,445	50,951
Depreciation and amortization associated with real estate operations	34,796	33,512
Construction contract and other service expenses	16,326	26,216
General, administrative and leasing expenses	8,751	7,292
Business development expenses and land carry costs	1,113	1,614
Total operating expenses	110,431	119,585
Interest expense	(18,674)	(18,784)
Interest and other income	2,286	1,359
Gain on sales of real estate	—	(4)
Income before equity in income of unconsolidated entities and income taxes	22,121	18,462
Equity in income of unconsolidated entities	391	373
Income tax expense	(194)	(55)
Net income	22,318	18,780
Net income attributable to noncontrolling interests:
Common units in COPLP	(257)	(544)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(1,037)	(921)
Net income attributable to COPT common shareholders	$20,859	$17,150

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.19	$0.17
Net income attributable to COPT common shareholders - diluted	$0.19	$0.17
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$22,318	$18,780
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(8,845)	4,676
(Gain) loss on interest rate derivatives recognized in interest expense	(570)	245
Other comprehensive (loss) income	(9,415)	4,921
Comprehensive income	12,903	23,701
Comprehensive income attributable to noncontrolling interests	(1,344)	(1,790)
Comprehensive income attributable to COPT	$11,559	$21,911

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017 (101,292,299 common shares outstanding)	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (53,817 shares)	1	760	—	—	(761)	—
Common shares issued under forward equity sale agreements (677,000 shares)	7	19,969	—	—	—	19,976
Share-based compensation (127,242 shares issued, net of redemptions)	1	1,679	—	—	—	1,680
Redemption of vested equity awards	—	(1,327)	—	—	—	(1,327)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(164)	—	—	164	—
Comprehensive income	—	—	17,150	4,761	1,152	23,063
Dividends	—	—	(28,091)	—	—	(28,091)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,044)	(1,044)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(3)	(3)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(537)	—	—	—	(537)
Balance at March 31, 2018 (102,150,358 common shares outstanding)	$1,022	$2,221,427	$(813,302)	$7,204	$65,673	$1,482,024

Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (5,500 shares)	—	80	—	—	(80)	—
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (78,335 shares issued, net of redemptions)	1	1,562	—	—	239	1,802
Redemption of vested equity awards	—	(1,817)	—	—	—	(1,817)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,322)	—	—	1,322	—
Comprehensive income	—	—	20,859	(9,300)	669	12,228
Dividends	—	—	(30,754)	—	—	(30,754)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(550)	(550)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(799)	—	—	—	(799)
Balance at March 31, 2019 (111,939,790 common shares outstanding)	$1,119	$2,475,497	$(856,703)	$(9,538)	$45,803	$1,656,178

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$126,569	$135,027
Construction contract and other service revenues received	5,904	9,268
Property operating expenses paid	(42,974)	(43,212)
Construction contract and other service expenses paid	(4,614)	(41,128)
General, administrative, leasing, business development and land carry costs paid	(11,703)	(10,900)
Interest expense paid	(18,282)	(19,092)
Lease incentives paid	(1,158)	(4,204)
Other	910	436
Net cash provided by operating activities	54,652	26,195
Cash flows from investing activities
Construction, development and redevelopment	(100,212)	(17,540)
Tenant improvements on operating properties	(4,174)	(9,077)
Other capital improvements on operating properties	(4,476)	(5,198)
Investing receivables funded	(11,051)	—
Leasing costs paid	(2,539)	(2,015)
Other	1,297	(974)
Net cash used in investing activities	(121,155)	(34,804)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	123,000	82,000
Other debt proceeds	3,350	—
Repayments of debt
Revolving Credit Facility	(74,000)	(55,000)
Scheduled principal amortization	(1,098)	(1,052)
Payments on finance lease liabilities	(52)	(4,202)
Net proceeds from issuance of common shares	46,415	19,989
Common share dividends paid	(30,287)	(27,855)
Distributions paid to noncontrolling interests in COPLP	(553)	(1,059)
Redemption of vested equity awards	(1,817)	(1,327)
Other	1,370	(5,183)
Net cash provided by financing activities	66,328	6,311
Net decrease in cash and cash equivalents and restricted cash	(175)	(2,298)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$11,775	$12,533

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$22,318	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	35,229	34,035
Amortization of deferred financing costs and net debt discounts	898	822
Increase in deferred rent receivable	(2,539)	(1,512)
Gain on sales of real estate	—	4
Share-based compensation	1,659	1,545
Other	(1,572)	(907)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,033	7,877
(Increase) decrease in prepaid expenses and other assets, net	(6,752)	8,533
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,822	(43,903)
(Decrease) increase in rents received in advance and security deposits	(4,444)	921
Net cash provided by operating activities	$54,652	$26,195
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$7,780	$8,888
Restricted cash at end of period	3,995	3,645
Cash and cash equivalents and restricted cash at end of period	$11,775	$12,533
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$11,329	$12,232
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$276	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(9,450)	$4,887
Dividends/distributions payable	$31,346	$29,146
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$80	$761
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$1,322	$164
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$799	$537

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,865,829	$2,847,265
Projects in development or held for future development	437,173	403,361
Total properties, net	3,303,002	3,250,626
Property - operating right-of-use assets	27,569	—
Property - finance right-of-use assets	40,488	—
Cash and cash equivalents	7,780	8,066
Investment in unconsolidated real estate joint venture	39,359	39,845
Accounts receivable	25,261	26,277
Deferred rent receivable	91,304	89,350
Intangible assets on real estate acquisitions, net	33,172	43,470
Deferred leasing costs (net of accumulated amortization of $34,666 and $31,994, respectively)	51,736	50,191
Investing receivables	69,390	56,982
Interest rate derivatives	2,602	5,617
Prepaid expenses and other assets, net	79,982	81,713
Total assets	$3,771,645	$3,652,137
Liabilities and equity
Liabilities:
Debt, net	$1,876,149	$1,823,909
Accounts payable and accrued expenses	112,076	92,855
Rents received in advance and security deposits	25,635	30,079
Distributions payable	31,346	30,856
Deferred revenue associated with operating leases	8,415	9,125
Property - operating lease liabilities	16,619	—
Interest rate derivatives	11,894	5,459
Other liabilities	5,948	6,546
Total liabilities	2,088,082	1,998,829
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	27,385	26,260
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at March 31, 2019 and December 31, 2018	8,800	8,800
Common units, 111,939,790 and 110,241,868 held by the general partner and 1,576,024 and 1,332,886 held by limited partners at March 31, 2019 and December 31, 2018, respectively	1,640,272	1,604,655
Accumulated other comprehensive loss	(9,536)	(121)
Total Corporate Office Properties, L.P.’s equity	1,639,536	1,613,334
Noncontrolling interests in subsidiaries	16,642	13,714
Total equity	1,656,178	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,771,645	$3,652,137

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Lease revenue	$130,903	$127,133
Other property revenue	1,087	1,145
Construction contract and other service revenues	16,950	27,198
Total revenues	148,940	155,476
Operating expenses
Property operating expenses	49,445	50,951
Depreciation and amortization associated with real estate operations	34,796	33,512
Construction contract and other service expenses	16,326	26,216
General, administrative and leasing expenses	8,751	7,292
Business development expenses and land carry costs	1,113	1,614
Total operating expenses	110,431	119,585
Interest expense	(18,674)	(18,784)
Interest and other income	2,286	1,359
Gain on sales of real estate	—	(4)
Income before equity in income of unconsolidated entities and income taxes	22,121	18,462
Equity in income of unconsolidated entities	391	373
Income tax expense	(194)	(55)
Net income	22,318	18,780
Net income attributable to noncontrolling interests in consolidated entities	(1,037)	(921)
Net income attributable to COPLP	21,281	17,859
Preferred unit distributions	(165)	(165)
Net income attributable to COPLP common unitholders	$21,116	$17,694

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.19	$0.17
Net income attributable to COPLP common unitholders - diluted	$0.19	$0.17
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$22,318	$18,780
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(8,845)	4,676
(Gain) loss on interest rate derivatives recognized in interest expense	(570)	245
Other comprehensive (loss) income	(9,415)	4,921
Comprehensive income	12,903	23,701
Comprehensive income attributable to noncontrolling interests	(1,037)	(921)
Comprehensive income attributable to COPLP	$11,866	$22,780

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2017	352,000	$8,800	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	677,000	19,976	—	—	19,976
Share-based compensation (units net of redemption)	—	—	127,242	1,680	—	—	1,680
Redemptions of vested equity awards	—	—	—	(1,327)	—	—	(1,327)
Comprehensive income	—	165	—	17,694	4,921	283	23,063
Distributions to owners of common and preferred units	—	(165)	—	(28,970)	—	—	(29,135)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(3)	(3)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(537)	—	—	(537)
Balance at March 31, 2018	352,000	$8,800	105,347,419	$1,453,262	$7,370	$12,592	$1,482,024

Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	326,973	1,802	—	—	1,802
Redemptions of vested equity awards	—	—	—	(1,817)	—	—	(1,817)
Comprehensive income	—	165	—	21,116	(9,415)	362	12,228
Distributions to owners of common and preferred units	—	(165)	—	(31,139)	—	—	(31,304)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(799)	—	—	(799)
Balance at March 31, 2019	352,000	$8,800	113,515,814	$1,640,272	$(9,536)	$16,642	$1,656,178

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$126,569	$135,027
Construction contract and other service revenues received	5,904	9,268
Property operating expenses paid	(42,974)	(43,212)
Construction contract and other service expenses paid	(4,614)	(41,128)
General, administrative, leasing, business development and land carry costs paid	(11,703)	(10,900)
Interest expense paid	(18,282)	(19,092)
Lease incentives paid	(1,158)	(4,204)
Other	910	436
Net cash provided by operating activities	54,652	26,195
Cash flows from investing activities
Construction, development and redevelopment	(100,212)	(17,540)
Tenant improvements on operating properties	(4,174)	(9,077)
Other capital improvements on operating properties	(4,476)	(5,198)
Investing receivables funded	(11,051)	—
Leasing costs paid	(2,539)	(2,015)
Other	1,297	(974)
Net cash used in investing activities	(121,155)	(34,804)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	123,000	82,000
Other debt proceeds	3,350	—
Repayments of debt
Revolving Credit Facility	(74,000)	(55,000)
Scheduled principal amortization	(1,098)	(1,052)
Payments on finance lease liabilities	(52)	(4,202)
Net proceeds from issuance of common units	46,415	19,989
Common unit distributions paid	(30,675)	(28,749)
Preferred unit distributions paid	(165)	(165)
Redemption of vested equity awards	(1,817)	(1,327)
Other	1,370	(5,183)
Net cash provided by financing activities	66,328	6,311
Net decrease in cash and cash equivalents and restricted cash	(175)	(2,298)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$11,775	$12,533

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$22,318	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	35,229	34,035
Amortization of deferred financing costs and net debt discounts	898	822
Increase in deferred rent receivable	(2,539)	(1,512)
Gain on sales of real estate	—	4
Share-based compensation	1,659	1,545
Other	(1,572)	(907)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,033	7,877
(Increase) decrease in prepaid expenses and other assets, net	(6,406)	8,398
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,476	(43,768)
(Decrease) increase in rents received in advance and security deposits	(4,444)	921
Net cash provided by operating activities	$54,652	$26,195
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$7,780	$8,888
Restricted cash at end of period	3,995	3,645
Cash and cash equivalents and restricted cash at end of period	$11,775	$12,533
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$11,329	$12,232
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$276	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(9,450)	$4,887
Distributions payable	$31,346	$29,146
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$799	$537

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2019, our properties included the following:

•
165 properties totaling 18.3 million square feet comprised of 15.2 million square feet in 146 office properties and 3.1 million square feet in 19 single-tenant data center shell properties (“data center shells”). We owned six of these data center shells through an unconsolidated real estate joint venture;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
15 properties under construction or redevelopment (ten office properties and five data center shells) that we estimate will total approximately 2.0 million square feet upon completion, including two partially-operational properties; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.6 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2019, COPT owned 98.6% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. However, COPLP’s common units include a special class of unit referred to as profit interest units (“PIUs”) originating from certain share-based compensation awards issued to executives (described further in Note 15) that are subject to vesting and certain tax event criteria, and accordingly may carry different rights to redemption and distributions than non-PIU common units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

When we own an equity investment in an entity and cannot exert significant influence over its operations, we measure the investment at fair value, with changes recognized through net income. For an investment without a readily determinable fair value, we measure the investment at cost, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2018 Annual Report on Form 10-K as updated for our adoption of recent accounting pronouncements discussed below.

Reclassification

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including reclassifications of our revenue from real estate operations in connection with our adoption of new lease guidance described below.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases.  This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This guidance requires lessors of real estate to account for leases using an approach substantially equivalent to guidance previously in place for operating leases, direct financing leases and sales-type leases.  We adopted this guidance on January 1, 2019 using a modified retrospective transition approach under which we elected to apply the guidance effective January 1, 2019 and not adjust prior comparative reporting periods (except for our presentation of lease revenue discussed below). We elected to apply a package of practical expedients that enabled us to carry forward upon adoption our historical assessments of: expired or existing leases regarding their lease classification and deferred recognition of non-incremental direct leasing costs; and whether any expired or existing contracts are, or contain, leases. We also elected a practical expedient that enabled us to avoid the need to assess whether expired or existing land easements not previously accounted for as leases are, or contain, a lease. In addition, we elected a practical expedient for our rental properties (as lessor) to avoid separating non-lease components that otherwise would need to be accounted for under the recently-adopted revenue accounting guidance (such as tenant reimbursements of property operating expenses) from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; this enables us to account for the combination of the lease component and non-lease components as an operating lease since the lease component is the predominant component of the combined components. Below is a summary of the primary changes in our accounting and reporting that resulted from our adoption of this guidance:

•	Property leases in which we are the lessor:

◦
Deferral of non-incremental leasing costs: For new or extended tenant leases, we no longer defer recognition of non-incremental leasing costs that we would have deferred under prior accounting guidance (refer to our 2018 Annual Report on Form 10-K in which we reported amounts deferred in 2018, 2017 and 2016).

◦
Change in presentation of revenue: Due to our adoption of the practical expedient discussed above to not separate non-lease component revenue from the associated lease component, we are aggregating revenue from our lease components and non-lease components (comprised predominantly of tenant operating expense reimbursements) into the line entitled “lease revenue.” We are reporting other revenue from our properties in the line entitled “other property revenue.” We recast prior periods for these changes in presentation.

◦
Changes in assessment of lease revenue collectability: Changes in our assessment of lease revenue collectability that previously would have resulted in charges to bad debt expense under prior guidance are being recognized as an adjustment to rental revenue under the new guidance. Such amounts recognized by us in prior periods were not significant.

◦
Operating expenses paid directly by tenants to third parties: Operating expenses paid directly by tenants to third parties (primarily for real estate taxes) and revenue associated with such tenant payments that would have been recognized under prior guidance will no longer be reported on our Statement of Operations. Such amounts recognized by us in prior periods were not significant.

•	Leases (the most significant of which are ground leases) in which we are the lessee:

◦
Balance sheet presentation of property operating lease right-of-use assets: Upon adoption on January 1, 2019, we recognized property right-of-use assets and offsetting lease liabilities for existing operating leases totaling $16 million for the present value of minimum lease payments under these leases, and also reclassified an additional $11 million in amounts previously presented elsewhere on our balance sheet in connection with these leases to the right-of-use assets. We will recognize additional right-of-use assets and lease liabilities as we enter into new operating leases.

◦
Balance sheet presentation of property finance lease right-of-use assets: Property right-of-use assets of finance leases that previously were presented as properties under prior guidance are being presented as property finance right-of-use assets under the new guidance. As a result, we reclassified $38 million in assets from properties to property finance right-of-use assets upon adoption on January 1, 2019.

◦
Segment assets: We changed our definition of segment assets used for our reportable segments to include property right-of-use assets associated with operating properties, net of related lease liabilities.

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g. loan commitments). Under the new guidance, an entity will recognize its estimate of expected credit losses as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and to be presented at the net amount expected to be collected. The guidance is effective for us beginning January 1, 2020, with early adoption permitted after December 2018. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.2 million as of March 31, 2019, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  The fair values of our investing receivables, as disclosed in Note 7, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 9, we estimated the fair values of our unsecured senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 7 for investing receivables, Note 9 for debt and Note 10 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,171	$—	$—	$4,171
Other	43	—	—	43
Interest rate derivatives	—	2,602	—	2,602
Total assets	$4,214	$2,602	$—	$6,816
Liabilities:
Deferred compensation plan liability (2)	$—	$4,214	$—	$4,214
Interest rate derivatives	—	11,894	—	11,894
Total liabilities	$—	$16,108	$—	$16,108

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate derivatives	$—	$2,602	$—	$2,602
Liabilities:
Interest rate derivatives	$—	$11,894	$—	$11,894

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$505,062	$503,274
Buildings and improvements	3,288,033	3,241,894
Less: Accumulated depreciation	(927,266)	(897,903)
Operating properties, net	$2,865,829	$2,847,265

Properties we had in development or held for future development consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$227,852	$207,760
Development in progress, excluding land	209,321	195,601
Projects in development or held for future development	$437,173	$403,361

2019 Construction Activities

During the three months ended March 31, 2019, we placed into service 181,000 square feet in three newly-constructed properties (including one partially-operational property). As of March 31, 2019, we had 14 properties under construction (including two partially-operational properties), or which we were contractually committed to construct, that we estimate will total 1.9 million square feet upon completion and one property under redevelopment that we estimate will total 106,000 square feet upon completion.

5.    Leases

Lessor arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of March 31, 2019, these leases, which may encompass all, or a portion of, a property, had remaining lease terms spanning from one month to 15 years and averaging approximately five years. These leases usually include options under which the tenant may renew its lease based on market rates at the time of renewal, which are then typically subject to further negotiation. These leases occasionally provide the tenant with an option to terminate its lease early usually for a defined termination fee. While a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured for virtually all of these leases.

Most of our lease revenue is from fixed contractual payments defined under the lease that, in most cases, escalate annually over the term of the lease. Our lease revenue also includes variable lease payments predominantly for tenant reimbursements of property operating expenses and lease termination fees. Property operating expense reimbursement structures vary, with some tenants responsible for all of a property’s expenses, while others are responsible for their share of a property’s expense only to the extent such expenses exceed amounts defined in the lease (which are derived from the property’s historical expense levels). Lease termination fees in most cases result from a tenant’s exercise of an existing right under a lease, and are usually equal to a defined percentage of the remaining rents due under the lease and/or the remaining unamortized lease origination costs (including tenant improvements and lease commissions).

The table below sets forth our allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

Lease revenue	For the Three Months Ended March 31, 2019
Fixed contractual payments	$105,335
Variable lease payments	25,568
$130,903

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	March 31, 2019	December 31, 2018
2019 (1)	$305,864	$400,617
2020	347,477	337,646
2021	293,546	280,369
2022	258,502	246,329
2023	206,833	194,888
Thereafter	562,614	523,932
	$1,974,836	$1,983,781

(1) As of March 31, 2019, represents the nine months ending December 31, 2019.

Lessee arrangements

We lease from third parties land underlying properties that we are operating or developing. These ground leases have long durations with remaining terms ranging from 30 years (excluding extension options) to 97 years. As of March 31, 2019, our balance sheet included $68.1 million in right-of-use assets associated with ground leases that included:

•
$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 97-year remaining lease term, and we possess a bargain purchase option that we expect to exercise in 2020;

•	$10.4 million for land underlying office properties in Washington, DC under two leases with remaining terms of approximately 80 years;

•
$6.5 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 30 years and an option to renew for an additional 49 years that was included in the lease term used in determining the asset balance;

•
$6.7 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture all of the rent on which was previously paid. These leases had remaining terms ranging from 64 to 75 years;

•
$4.3 million for land in a business park in Huntsville, Alabama under nine leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 44 to 50 years and options to renew for an additional 25 years that were not included in the lease term used in determining the asset balance; and

•	$2.3 million for other land in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 49 years all of the rent on which was previously paid.

As of March 31, 2019, our balance sheet also included right-of-use lease assets totaling $1.2 million in connection with vehicles and office equipment that we lease from third parties.

In determining operating right-of-use assets and lease liabilities for our existing operating leases upon our adoption of the new lease guidance discussed further in Note 2, as well as for new operating leases in the current period, we were required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, our estimate of this rate required significant judgment, and considered factors such as interest rates available to us on a fully-collateralized basis for shorter-termed debt and U.S. Treasury rates.

Our right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$27,569
Finance leases
Property	Property - finance right-of-use assets	40,488
Vehicles and office equipment	Prepaid expenses and other assets, net	1,197
Total finance lease right-of-use assets		41,685

Total right-of-use assets		$69,254

Lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$16,619
Finance leases	Other liabilities	1,275

Total lease liabilities		$17,894

The table below sets forth the weighted average lease terms and discount rates of our leases as of March 31, 2019:

Weighted average remaining lease term
Operating leases	70 years
Finance leases	2 years
Weighted average discount rate
Operating leases	7.35%
Finance leases	3.10%

The table below presents our total lease cost (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended March 31, 2019
Operating lease cost
Property leases	Property operating expense	$413
Vehicles and office equipment	General, administrative and leasing expense	17
Finance lease cost
Amortization of vehicles and office equipment right-of-use assets	General, administrative and leasing expense	113
Interest on lease liabilities	Interest expense	4
		$547

The table below presents the effect of lease payments on our consolidated statement of cash flows (in thousands):

Supplemental cash flow information	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$228
Operating cash flows for financing leases	$4
Financing cash flows for financing leases	$52

Payments on leases as of March 31, 2019 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019 (1)	$830	$179	$1,009
2020	1,128	862	1,990
2021	1,111	202	1,313
2022	1,129	64	1,193
2023	1,135	—	1,135
Thereafter	99,185	—	99,185
Total lease payments	104,518	1,307	105,825
Less: Amount representing interest	(87,899)	(32)	(87,931)
Lease liability	$16,619	$1,275	$17,894

(1) Represents the nine months ending December 31, 2019.

Future minimum rental payments on leases as of December 31, 2018 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$1,101	$219	$1,320
2020	1,110	844	1,954
2021	1,094	184	1,278
2022	1,115	49	1,164
2023	1,119	—	1,119
Thereafter	83,373	—	83,373
Total lease payments	$88,912	1,296	90,208
Less: Amount representing interest	N/A	(24)	(24)
Total	N/A	$1,272	$90,184

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2019 (dollars in thousands):

		Nominal ownership % as of 3/31/19		March 31, 2019 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
			Nature of Activity
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$178,227	$75,542	$55,472
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	79,257	46,180	44,554
Stevens Investors, LLC	8/11/2015	95%	Development of real estate (4)	88,628	88,073	20,742
				$346,112	$209,795	$120,768

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland.

(4)	This joint venture’s property is in Washington, DC.

Unconsolidated Real Estate Joint Venture

As of March 31, 2019, we owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), a joint venture owning six triple-net leased, single-tenant data center shell properties in Virginia, that we account for using the equity method of accounting. As of March 31, 2019, we had an investment balance in GI-COPT of $39.4 million.

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Notes receivable from the City of Huntsville	$55,293	$53,961
Other investing loans receivable	14,097	3,021
	$69,390	$56,982

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

We did not have an allowance for credit losses in connection with our investing receivables as of March 31, 2019 or December 31, 2018.  The fair value of these receivables was approximately $74 million as of March 31, 2019 and $58 million as of December 31, 2018.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Lease incentives, net	$22,981	$21,258
Construction contract costs incurred in excess of billings	14,834	3,189
Prepaid expenses	10,749	25,658
Furniture, fixtures and equipment, net (1)	8,453	8,630
Non-real estate equity investments	5,792	5,940
Deferred financing costs, net (2)	4,473	4,733
Restricted cash	3,995	3,884
Deferred tax asset, net (3)	1,890	2,084
Other assets	6,815	6,337
Total for COPLP and subsidiaries	79,982	81,713
Marketable securities in deferred compensation plan	4,214	3,868
Total for COPT and subsidiaries	$84,196	$85,581

(1) Includes $1.2 million in finance right-of-use assets as of March 31, 2019.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(3) Includes a valuation allowance of $2.4 million as of March 31, 2019 and $2.7 million as of December 31, 2018.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2019	December 31, 2018	March 31, 2019
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$146,212	$147,141	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt (4)	26,915	23,282	LIBOR + 1.85% to 2.35% (5)	2020-2022
Total mortgage and other secured debt	173,127	170,423
Revolving Credit Facility	262,000	213,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (7)
Term Loan Facility (8)	248,381	248,273	LIBOR + 0.85% to 1.65% (9)	2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	348,096	347,986	3.60% (10)	May 2023
5.250%, $250,000 aggregate principal	247,263	247,136	5.25% (11)	February 2024
3.700%, $300,000 aggregate principal	298,941	298,815	3.70% (12)	June 2021
5.000%, $300,000 aggregate principal	297,206	297,109	5.00% (13)	July 2025
Unsecured note payable	1,135	1,167	0% (14)	May 2026
Total debt, net	$1,876,149	$1,823,909

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.8 million as of March 31, 2019 and $7.2 million as of December 31, 2018.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $264,000 as of March 31, 2019 and $281,000 as of December 31, 2018.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.17% as of March 31, 2019.

(4)	Includes a construction loan with $94.9 million in remaining borrowing capacity as of March 31, 2019.

(5)	The weighted average interest rate on our variable rate secured debt was 4.63% as of March 31, 2019.

(6)	The weighted average interest rate on the Revolving Credit Facility was 3.54% as of March 31, 2019.

(7)
The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(8)
As of March 31, 2019, we have the ability to borrow an additional $150.0 million in the aggregate under this facility, provided that there is no default under the facility and subject to the approval of the lenders. In addition, in connection with our Revolving Credit Facility, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

(9)	The interest rate on this loan was 3.74% as of March 31, 2019.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.3 million as of March 31, 2019 and $1.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $2.5 million as of March 31, 2019 and $2.6 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $842,000 as of March 31, 2019 and $943,000 as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $2.3 million as of March 31, 2019 and $2.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $276,000 as of March 31, 2019 and $294,000 as of December 31, 2018.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2019, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $2.0 million in the three months ended March 31, 2019 and $1.4 million in the three months ended March 31, 2018.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,191,506	$1,222,637	$1,191,046	$1,219,603
Other fixed-rate debt	147,347	146,585	148,308	147,106
Variable-rate debt	537,296	540,915	484,555	486,497
	$1,876,149	$1,910,137	$1,823,909	$1,853,206

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2019	December 31, 2018
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$255	$472
12,735	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	170	239
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	879	1,968
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	871	1,967
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	427	971
75,000		3.1760%	Three-Month LIBOR	6/30/2020	6/30/2030	(4,869)	(2,676)
75,000		3.1920%	Three-Month LIBOR	6/30/2020	6/30/2030	(4,974)	(2,783)
75,000		2.7440%	Three-Month LIBOR	6/30/2020	6/30/2030	(2,051)	—
						$(9,292)	$158

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (assets)	$2,602	$5,617
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(11,894)	$(5,459)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Amount of Gain (Loss) Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Derivatives in Hedging Relationships	2019	2018	2019	2018
Interest rate derivatives	$(8,845)	$4,676	$570	$(245)

Over the next 12 months, we estimate that approximately $817,000 of gains will be reclassified from accumulated other comprehensive loss (“AOCL”) as a decrease to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2019, we are not in default with any of these provisions. As of March 31, 2019, the fair value of interest rate derivatives in a liability position related to these agreements was $12.0 million, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2019, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $12.0 million as of March 31, 2019.

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

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$26,260	$23,125
Distributions to noncontrolling interests	(349)	(452)
Net income attributable to noncontrolling interests	675	638
Adjustment to arrive at fair value of interests	799	537
Ending balance	$27,385	$23,848

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

12.    Equity

During the three months ended March 31, 2019, COPT issued 1.6 million common shares under its forward equity sale agreements for net proceeds of $46.5 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT has no remaining capacity under the forward equity sale agreements as of March 31, 2019.

As of March 31, 2019, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the three months ended March 31, 2019, certain COPLP limited partners converted 5,500 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and COPLP common unit of $0.275 in the three months ended March 31, 2019 and 2018.

See Note 15 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

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

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended March 31, 2019
Revenues from real estate operations	$62,683	$14,831	$11,561	$8,155	$3,939	$7,354	$108,523	$14,833	$7,871	$763	$131,990
Property operating expenses	(22,335)	(5,292)	(5,959)	(3,404)	(1,539)	(353)	(38,882)	(7,416)	(2,838)	(309)	(49,445)
UJV NOI allocable to COPT	—	—	—	—	—	1,219	1,219	—	—	—	1,219
NOI from real estate operations	$40,348	$9,539	$5,602	$4,751	$2,400	$8,220	$70,860	$7,417	$5,033	$454	$83,764
Additions to long-lived assets	$3,935	$1,447	$—	$5,017	$300	$—	$10,699	$3,989	$156	$10	$14,854
Transfers from non-operating properties	$5,040	$4,509	$6,503	$—	$3,635	$19,788	$39,475	$—	$—	$—	$39,475
Segment assets at March 31, 2019	$1,279,983	$400,741	$145,697	$189,192	$110,195	$370,447	$2,496,255	$394,001	$213,993	$3,904	$3,108,153
Three Months Ended March 31, 2018
Revenues from real estate operations	$62,782	$12,561	$11,443	$7,870	$3,633	$5,831	$104,120	$15,284	$8,077	$797	$128,278
Property operating expenses	(21,604)	(4,723)	(6,598)	(3,304)	(1,440)	(794)	(38,463)	(7,878)	(4,258)	(352)	(50,951)
UJV NOI allocable to COPT	—	—	—	—	—	1,199	1,199	—	—	—	1,199
NOI from real estate operations	$41,178	$7,838	$4,845	$4,566	$2,193	$6,236	$66,856	$7,406	$3,819	$445	$78,526
Additions to long-lived assets	$7,121	$1,940	$—	$1,108	$79	$—	$10,248	$3,884	$36	$127	$14,295
Transfers from non-operating properties	$17,186	$341	$—	$(3)	$444	$1,114	$19,082	$—	$1,012	$—	$20,094
Segment assets at March 31, 2018	$1,273,359	$399,202	$127,855	$192,116	$107,096	$302,120	$2,401,748	$397,355	$222,738	$4,125	$3,025,966

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Segment revenues from real estate operations	$131,990	$128,278
Construction contract and other service revenues	16,950	27,198
Total revenues	$148,940	$155,476

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
UJV NOI allocable to COPT	$1,219	$1,199
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(827)	(824)
Add: Equity in loss of unconsolidated non-real estate entities	(1)	(2)
Equity in income of unconsolidated entities	$391	$373

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

	For the Three Months Ended March 31,
	2019	2018
Construction contract and other service revenues	$16,950	$27,198
Construction contract and other service expenses	(16,326)	(26,216)
NOI from service operations	$624	$982

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
NOI from real estate operations	$83,764	$78,526
NOI from service operations	624	982
Interest and other income	2,286	1,359
Gain on sales of real estate	—	(4)
Equity in income of unconsolidated entities	391	373
Income tax expense	(194)	(55)
Depreciation and other amortization associated with real estate operations	(34,796)	(33,512)
General, administrative and leasing expenses	(8,751)	(7,292)
Business development expenses and land carry costs	(1,113)	(1,614)
Interest expense	(18,674)	(18,784)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,219)	(1,199)
Net income	$22,318	$18,780

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2019	March 31, 2018
Segment assets	$3,108,153	$3,025,966
Operating properties lease liabilities included in segment assets	16,342	—
Non-operating property assets	485,911	425,951
Other assets	165,453	144,321
Total COPT consolidated assets	$3,775,859	$3,596,238

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

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Construction contract revenues:
Guaranteed maximum price	$12,356	$20,486
Firm fixed price	2,325	6,435
Cost-plus fee	2,060	58
Other	209	219
	$16,950	$27,198

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Construction contract revenues:
Construction	$16,489	$25,915
Design	252	1,064
Other	209	219
	$16,950	$27,198

We recognized revenue of $32,000 and $309,000 in the three months ended March 31, 2019 and 2018, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$6,701	$4,577
Ending balance	$6,569	$4,021

Contract assets, which we refer to herein as construction costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$3,189	$4,884
Ending balance	$14,834	$4,250

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$568	$27,402
Ending balance	$1,005	$8,279
Revenue recognized included in beginning balance	$439	$19,297

The change in the contract liabilities balance reported above for the three months ended March 31, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2019 that will be recognized as revenue in future periods was $51.6 million, approximately $45 million of which we expect to recognize during the remainder of 2019.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues and had no impairment losses on construction contracts receivable or unbilled construction revenue for the three months ended March 31, 2019 and 2018.

15.    Share-Based Compensation

Restricted Shares

During the three months ended March 31, 2019, certain employees were granted a total of 135,396 restricted common shares with an aggregate grant date fair value of $3.5 million ($25.81 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. During the three months ended March 31, 2019, forfeiture restrictions lapsed on 151,252 previously issued common shares; these shares had a weighted average grant date fair value of $27.94 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.9 million.

Performance Share Awards (“PSUs”)

We issued 44,757 common shares on January 18, 2019 to executives in settlement of PSUs granted in 2016, representing 157% of the target award for those PSUs.

PIUs

Commencing in 2019, we offered our executives the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares and PSUs). PIUs are a special class of common unit structured to qualify as “profit interests” for tax purposes. Our executives selected PIUs as their form of share-based compensation for their 2019 grants. We granted the executives two forms of PIUs: time-based PIUs (“TB-PIUs”); and performance-based PIUs (“PB-PIUs”). TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

During the three months ended March 31, 2019, our executives were granted a total of 54,956 TB-PIUs with an aggregate grant date fair value of $1.4 million ($25.81 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the first anniversary of the date of grant. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights.

PB-PIUs

On January 1, 2019, we granted our executives 193,682 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2021 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned Awards Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of non-PIU common units but carry no redemption rights.

At the end of the performance period, we will settle the award by issuing vested PIUs equal to the number of earned awards in settlement of the award plan and paying cash equal to the excess, if any, of: the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date; over the aggregate distributions made on the PB-PIUs during the performance period. If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

These PB-PIUs had an aggregate grant date fair value of $2.4 million ($12.47 per PB-PIU) which is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $21.03; expected volatility for common shares of 21.0%; and a risk-free interest rate of 2.51%.

16.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to COPT’s forward equity sale agreements, redeemable noncontrolling interests and our share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to COPT	$20,859	$17,150
Income attributable to share-based compensation awards	(86)	(117)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$20,773	$17,033
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	109,951	100,999
Dilutive effect of share-based compensation awards	267	144
Denominator for diluted EPS (common shares)	110,218	101,143
Basic EPS	$0.19	$0.17
Diluted EPS	$0.19	$0.17

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator For the Three Months Ended March 31,
	2019	2018
Conversion of common units	1,331	3,221
Conversion of redeemable noncontrolling interests	1,013	—
Conversion of Series I preferred units	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2019 and 2018 of 1.5 million and 7.5 million, respectively;

•	weighted average restricted shares and deferred share awards for the three months ended March 31, 2019 and 2018 of 463,000 and 444,000, respectively;

•	weighted average options for the three months ended March 31, 2019 and 2018 of 30,000 and 60,000, respectively; and

•	weighted average unvested PIUs of 19,000 for the three months ended March 31, 2019.

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to COPT’s forward equity sale agreements, redeemable noncontrolling interests and our share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common units that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to COPLP	$21,281	$17,859
Preferred unit distributions	(165)	(165)
Income attributable to share-based compensation awards	(93)	(117)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$21,023	$17,577
Denominator (all weighted averages):
Denominator for basic EPU (common units)	111,282	104,220
Dilutive effect of share-based compensation awards	267	144
Denominator for diluted EPU (common units)	111,549	104,364
Basic EPU	$0.19	$0.17
Diluted EPU	$0.19	$0.17

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator For the Three Months Ended March 31,
	2019	2018
Conversion of redeemable noncontrolling interests	1,013	—
Conversion of Series I preferred units	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2019 and 2018 of 1.5 million and 7.5 million, respectively;

•	weighted average restricted units and deferred share awards for the three months ended March 31, 2019 and 2018 of 463,000 and 444,000, respectively;

•	weighted average options for the three months ended March 31, 2019 and 2018 of 30,000 and 60,000, respectively; and

•	weighted average unvested PIUs of 19,000 for the three months ended March 31, 2019.

17.    Commitments and Contingencies

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2019, we do not expect any such future fundings will be required.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of March 31, 2019 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $184.3 million;

•	tenant and other capital improvements of $45.3 million;

•	third party construction obligations of $32.6 million; and

•	other obligations of $1.7 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2019:

•	we finished the period with our office and data center shell portfolio 92.6% occupied;

•	we placed into service 181,000 square feet in three newly-constructed properties that were 100.0% leased as of March 31, 2019; and

•
COPT issued 1.6 million common shares under its forward equity sale agreements for net proceeds of $46.5 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. The proceeds were used primarily to repay borrowings under our Revolving Credit Facility that funded development costs.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to six properties owned through an unconsolidated real estate joint venture except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	March 31, 2019	December 31, 2018
Occupancy rates at period end
Total	92.6%	93.0%
Defense/IT Locations:
Fort Meade/BW Corridor	90.4%	91.1%
Northern Virginia Defense/IT	91.7%	91.3%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	90.9%	90.5%
Redstone Arsenal	98.4%	99.0%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.4%	93.6%
Regional Office	88.3%	89.2%
Other	73.7%	77.2%
Average contractual annual rental rate per square foot at period end (1)	$29.71	$30.04

(1)
Includes estimated expense reimbursements. Amounts reported include the portion of six properties owned through an unconsolidated real estate joint venture that was allocable to our ownership interest.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2018	18,094	16,821
Vacated upon lease expiration (1)	—	(301)
Occupancy for new leases (2)	—	326
Constructed or redeveloped	181	181
Other changes	63	(37)
March 31, 2019	18,338	16,990

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the three months ended March 31, 2019, we completed 956,000 square feet of leasing, including: renewed leases on 291,000 square feet, representing 71.3% of the square footage of our lease expirations (including the effect of early renewals); 539,000 square feet of development and redevelopment space; and 126,000 square feet of vacant space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 87.6% leased as of March 31, 2019 and December 31, 2018.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•	office and data center shell properties:

•	continually owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for sale. We define these as changes from “Same Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•	disposed; and

•	our wholesale data center.

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

Comparison of Statements of Operations for the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$131,990	$128,278	$3,712
Construction contract and other service revenues	16,950	27,198	(10,248)
Total revenues	148,940	155,476	(6,536)
Operating expenses
Property operating expenses	49,445	50,951	(1,506)
Depreciation and amortization associated with real estate operations	34,796	33,512	1,284
Construction contract and other service expenses	16,326	26,216	(9,890)
General, administrative and leasing expenses	8,751	7,292	1,459
Business development expenses and land carry costs	1,113	1,614	(501)
Total operating expenses	110,431	119,585	(9,154)
Interest expense	(18,674)	(18,784)	110
Interest and other income	2,286	1,359	927
Gain on sales of real estate	—	(4)	4
Equity in income of unconsolidated entities	391	373	18
Income tax expense	(194)	(55)	(139)
Net income	$22,318	$18,780	$3,538

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$117,899	$116,064	$1,835
Lease termination revenue	521	1,008	(487)
Other property revenue	1,042	1,112	(70)
Same Properties total revenues	119,462	118,184	1,278
Constructed and redeveloped properties placed in service	4,445	914	3,531
Wholesale data center	7,871	8,077	(206)
Dispositions	—	135	(135)
Other	212	968	(756)
	131,990	128,278	3,712
Property operating expenses
Same Properties	(45,785)	(46,219)	434
Constructed and redeveloped properties placed in service	(859)	(228)	(631)
Wholesale data center	(2,838)	(4,258)	1,420
Dispositions	—	(21)	21
Other	37	(225)	262
	(49,445)	(50,951)	1,506

Same Properties UJV NOI allocable to COPT	1,219	1,199	20

NOI from real estate operations
Same Properties	74,896	73,164	1,732
Constructed and redeveloped properties placed in service	3,586	686	2,900
Wholesale data center	5,033	3,819	1,214
Dispositions	—	114	(114)
Other	249	743	(494)
	$83,764	$78,526	$5,238

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$67,068	$65,425	$1,643
Regional Office	7,417	7,313	104
Other	411	426	(15)
	$74,896	$73,164	$1,732

Same Properties rent statistics
Average occupancy rate	92.6%	91.4%	1.2%
Average straight-line rent per occupied square foot (1)	$6.26	$6.20	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 156 properties, comprising 94.7% of our office and data center shell portfolio’s square footage as of March 31, 2019. This pool of properties changed from the pool used for purposes of comparing 2018 and 2017 in our 2018 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2018.

Our NOI from constructed and redeveloped properties placed in service included nine properties and land under a long-term contract placed in service in 2018 and 2019.

NOI from Service Operations

	For the Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$16,950	$27,198	$(10,248)
Construction contract and other service expenses	16,326	26,216	(9,890)
NOI from service operations	$624	$982	$(358)

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

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to our adoption of lease accounting guidance in the current period under which we no longer defer recognition of non-incremental leasing costs.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales and impairment losses of real estate and real estate-related depreciation and amortization. FFO also includes adjustments to net income for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) issuance costs associated with redeemed preferred shares, (3) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (4) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (5) Basic FFO allocable to share-based compensation awards.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

We adopted, retrospectively effective January 1, 2019, Nareit’s 2018 Whitepaper Restatement, which changed the prior definition of FFO to also exclude gains on sales and impairment losses of properties other than previously depreciated operating properties, net of associated income tax. This adoption affected our reporting for FFO, Basic FFO, Diluted FFO and Diluted FFO per share.

The table below sets forth the computation of the above stated measures for the three months ended March 31, 2019 and 2018, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars and shares in thousands, except per share data)
Net income	$22,318	$18,780
Add: Real estate-related depreciation and amortization	34,796	33,512
Add: Depreciation and amortization on UJV allocable to COPT	566	563
Less: Gain on sales of real estate	—	4
FFO	57,680	52,859
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(971)	(944)
Basic and diluted FFO allocable to share-based compensation awards	(185)	(213)
Basic FFO available to common share and common unit holders	56,359	51,537
Redeemable noncontrolling interests	381	—
Diluted FFO available to common share and common unit holders	56,740	51,537
Executive transition costs	4	163
Demolition costs on redevelopment and nonrecurring improvements	44	39
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(1)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$56,788	$51,738

Weighted average common shares	109,951	100,999
Conversion of weighted average common units	1,331	3,221
Weighted average common shares/units - Basic FFO	111,282	104,220
Dilutive effect of share-based compensation awards	302	144
Redeemable noncontrolling interests	1,013	—
Weighted average common shares/units - Diluted FFO	112,597	104,364

Diluted FFO per share	$0.50	$0.49
Diluted FFO per share, as adjusted for comparability	$0.50	$0.50

Denominator for diluted EPS	110,218	101,143
Weighted average common units	1,331	3,221
Redeemable noncontrolling interests	1,013	—
Anti-dilutive EPS effect of share-based compensation awards	35	—
Denominator for diluted FFO per share measures	112,597	104,364

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2019 (in thousands):

Construction, development and redevelopment	$110,479
Tenant improvements on operating properties (1)	4,504
Capital improvements on operating properties	4,531
$119,514

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $28.5 million when comparing the three months ended March 31, 2019 and 2018 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities increased $86.4 million when comparing the three months ended March 31, 2019 and 2018 due primarily to increased cash outlays for construction, development and redevelopment.

Net cash flow provided by financing activities in the three months ended March 31, 2019 was $66.3 million, and included the following:

•	net proceeds from debt borrowings of $51.3 million; and

•	net proceeds from the issuance of common shares (or units) of $46.4 million; offset in part by

•	dividends and/or distributions to equity holders of $30.8 million.

Net cash flow provided by financing activities in the three months ended March 31, 2018 was $6.3 million, and included the following:

•	net proceeds from debt borrowings of $25.9 million; and

•	net proceeds from the issuance of common shares (or units) of $20.0 million; offset in part by

•	dividends and/or distributions to equity holders of $28.9 million.

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

As of March 31, 2019, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 9 of the notes to consolidated financial statements included herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of March 31, 2019, COPLP had $7.8 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of March 31, 2019, the maximum borrowing capacity under this facility totaled $800.0 million, of which $538.0 million was available.

COPT has an equity program in place under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million. Under this program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer receiving the proceeds from the sale until a later date.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. We do, however, expect to raise at least $200 million from sales of interests in properties during the remainder of 2019 and use the proceeds to repay borrowings and fund construction and development costs.

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$12,133	$300,000	$267,092	$675,578	$613,252	$1,868,055
Scheduled principal payments (3)	3,290	4,023	3,875	4,032	3,012	3,633	21,865
Interest on debt (3)(4)	58,706	77,950	70,864	65,411	37,804	27,566	338,301
Development and redevelopment obligations (5)(6)	168,968	14,643	703	—	—	—	184,314
Third-party construction obligations (6)(7)	24,579	8,010	—	—	—	—	32,589
Tenant and other capital improvements (3)(6)(8)	13,894	23,470	7,945	—	—	—	45,309
Finance leases (principal and interest) (3)	179	862	202	64	—	—	1,307
Operating leases (3)	830	1,128	1,111	1,129	1,135	99,185	104,518
Other obligations (3)	191	195	178	178	178	800	1,720
Total contractual cash obligations	$270,637	$142,414	$384,878	$337,906	$717,707	$744,436	$2,597,978

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $13.8 million. As of March 31, 2019, maturities included $262.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of March 31, 2019 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2019 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $240 million on construction and development costs and approximately $55 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2019.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities. We expect to use proceeds from sales of property interests to repay borrowings under our Revolving Credit Facility.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2019, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the three months ended March 31, 2019.

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

The following table sets forth as of March 31, 2019 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,992	$3,718	$303,875	$4,033	$416,590	$616,885	$1,348,093
Weighted average interest rate	4.35%	3.96%	3.70%	3.98%	3.70%	5.00%	4.30%
Variable rate debt (2)	$298	$12,438	$—	$267,091	$262,000	$—	$541,827
Weighted average interest rate (3)	4.34%	4.34%	—%	3.81%	3.54%	—%	3.69%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $13.8 million.

(2)	As of March 31, 2019, maturities included $262.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of March 31, 2019 for variable rate debt.

The fair value of our debt was $1.9 billion as of March 31, 2019.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $53 million as of March 31, 2019.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2019 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $481,000 in the three months ended March 31, 2019 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of March 31, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of March 31, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2018 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2019, 5,500 of COPLP’s common units were exchanged for 5,500 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1	Form of Corporate Office Properties Trust Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

10.2	Form of Corporate Office Properties Trust Time-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	May 7, 2019	Dated:	May 7, 2019