Form 10-Q
period 2019-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2019-08-05
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023 (Corporate Office Properties Trust)
Commission file number 333-189188 (Corporate Office Properties, L.P.)
Corporate Office Properties Trust
Corporate Office Properties, L.P.
(Exact name of registrant as specified in its charter)

Corporate Office Properties Trust	Maryland	23-2947217
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

Corporate Office Properties, L.P.	Delaware	23-2930022
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive	Suite 300	Columbia	MD	21046
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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
Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 26, 2019, 111,949,887 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2019, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,719,585	$2,847,265
Projects in development or held for future development	474,787	403,361
Total properties, net	3,194,372	3,250,626
Property - operating right-of-use assets	27,434	—
Property - finance right-of-use assets	40,476	—
Assets held for sale, net	54,448	—
Cash and cash equivalents	46,282	8,066
Investment in unconsolidated real estate joint ventures	65,336	39,845
Accounts receivable	58,189	26,277
Deferred rent receivable	86,707	89,350
Intangible assets on real estate acquisitions, net	31,162	43,470
Deferred leasing costs (net of accumulated amortization of $33,866 and $31,994, respectively)	52,227	50,191
Investing receivables	70,656	56,982
Prepaid expenses and other assets, net	76,180	91,198
Total assets	$3,803,469	$3,656,005
Liabilities and equity
Liabilities:
Debt, net	$1,784,362	$1,823,909
Accounts payable and accrued expenses	152,196	92,855
Rents received in advance and security deposits	27,477	30,079
Dividends and distributions payable	31,346	30,856
Deferred revenue associated with operating leases	8,161	9,125
Property - operating lease liabilities	16,640	—
Interest rate derivatives	23,547	5,459
Other liabilities	10,826	10,414
Total liabilities	2,054,555	2,002,697
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	29,803	26,260
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 111,949,887 at June 30, 2019 and 110,241,868 at December 31, 2018)	1,119	1,102
Additional paid-in capital	2,475,293	2,431,355
Cumulative distributions in excess of net income	(780,667)	(846,808)
Accumulated other comprehensive loss	(23,465)	(238)
Total Corporate Office Properties Trust’s shareholders’ equity	1,672,280	1,585,411
Noncontrolling interests in subsidiaries:
Common units in COPLP	21,039	19,168
Preferred units in COPLP	8,800	8,800
Other consolidated entities	16,992	13,669
Noncontrolling interests in subsidiaries	46,831	41,637
Total equity	1,719,111	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,803,469	$3,656,005

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$131,415	$127,907	$262,318	$255,040
Other property revenue	1,356	1,255	2,443	2,400
Construction contract and other service revenues	42,299	17,581	59,249	44,779
Total revenues	175,070	146,743	324,010	302,219
Operating expenses
Property operating expenses	47,886	49,446	97,331	100,397
Depreciation and amortization associated with real estate operations	34,802	33,190	69,598	66,702
Construction contract and other service expenses	41,002	16,941	57,328	43,157
General, administrative and leasing expenses	9,386	7,628	18,137	14,920
Business development expenses and land carry costs	870	1,234	1,983	2,848
Total operating expenses	133,946	108,439	244,377	228,024
Interest expense	(18,475)	(18,945)	(37,149)	(37,729)
Interest and other income	1,849	1,439	4,135	2,798
Gain on sales of real estate	84,469	(23)	84,469	(27)
Income before equity in income of unconsolidated entities and income taxes	108,967	20,775	131,088	39,237
Equity in income of unconsolidated entities	420	373	811	746
Income tax benefit (expense)	176	(63)	(18)	(118)
Net income	109,563	21,085	131,881	39,865
Net income attributable to noncontrolling interests:
Common units in COPLP	(1,339)	(608)	(1,596)	(1,152)
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(1,268)	(878)	(2,305)	(1,799)
Net income attributable to COPT common shareholders	$106,791	$19,434	$127,650	$36,584

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.95	$0.19	$1.15	$0.36
Net income attributable to COPT common shareholders - diluted	$0.95	$0.19	$1.15	$0.36

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$109,563	$21,085	$131,881	$39,865
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(13,545)	1,912	(22,390)	6,588
(Gain) loss on interest rate derivatives recognized in interest expense	(557)	(47)	(1,127)	198
Other comprehensive (loss) income	(14,102)	1,865	(23,517)	6,786
Comprehensive income	95,461	22,950	108,364	46,651
Comprehensive income attributable to noncontrolling interests	(2,597)	(1,708)	(3,941)	(3,498)
Comprehensive income attributable to COPT	$92,864	$21,242	$104,423	$43,153

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2018
Balance at March 31, 2018 (102,150,358 common shares outstanding)	$1,022	$2,221,427	$(813,302)	$7,204	$65,673	$1,482,024
Common shares issued under forward equity sale agreements (1,100,000 shares)	11	32,240	—	—	—	32,251
Share-based compensation (10,137 shares issued, net of redemptions)	—	1,720	—	—	—	1,720
Redemption of vested equity awards	—	(198)	—	—	—	(198)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(538)	—	—	538	—
Comprehensive income	—	—	19,434	1,808	1,117	22,359
Dividends	—	—	(28,402)	—	—	(28,402)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,044)	(1,044)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(221)	—	—	—	(221)
Balance at June 30, 2018 (103,260,495 common shares outstanding)	$1,033	$2,254,430	$(822,270)	$9,012	$66,280	$1,508,485

For the Three Months Ended June 30, 2019
Balance at March 31, 2019 (111,939,790 common shares outstanding)	$1,119	$2,475,497	$(856,703)	$(9,538)	$45,803	$1,656,178
Redemption of common units	—	—	—	—	(1)	(1)
Share-based compensation (10,097 shares issued, net of redemptions)	—	1,487	—	—	346	1,833
Redemption of vested equity awards	—	(103)	—	—	—	(103)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	488	—	—	(488)	—
Comprehensive income	—	—	106,791	(13,927)	1,728	94,592
Dividends	—	—	(30,755)	—	—	(30,755)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(553)	(553)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(2,076)	—	—	—	(2,076)
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2018
Balance at December 31, 2017 (101,292,299 common shares outstanding)	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (53,817 shares)	1	760	—	—	(761)	—
Common shares issued under forward equity sale agreements (1,777,000 shares)	18	52,209	—	—	—	52,227
Share-based compensation (137,379 shares issued, net of redemptions)	1	3,399	—	—	—	3,400
Redemption of vested equity awards	—	(1,525)	—	—	—	(1,525)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(702)	—	—	702	—
Comprehensive income	—	—	36,584	6,569	2,269	45,422
Dividends	—	—	(56,493)	—	—	(56,493)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(2,088)	(2,088)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(758)	—	—	—	(758)
Balance at June 30, 2018 (103,260,495 common shares outstanding)	$1,033	$2,254,430	$(822,270)	$9,012	$66,280	$1,508,485

For the Six Months Ended June 30, 2019
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (5,500 shares)	—	80	—	—	(80)	—
Redemption of common units	—	—	—	—	(1)	(1)
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (88,432 shares issued, net of redemptions)	1	3,049	—	—	585	3,635
Redemption of vested equity awards	—	(1,920)	—	—	—	(1,920)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(834)	—	—	834	—
Comprehensive income	—	—	127,650	(23,227)	2,397	106,820
Dividends	—	—	(61,509)	—	—	(61,509)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,103)	(1,103)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(2,875)	—	—	—	(2,875)
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$257,832	$262,602
Construction contract and other service revenues received	21,449	18,411
Property operating expenses paid	(83,305)	(83,642)
Construction contract and other service expenses paid	(31,157)	(62,624)
General, administrative, leasing, business development and land carry costs paid	(16,541)	(15,148)
Interest expense paid	(34,896)	(36,155)
Lease incentives paid	(3,228)	(4,825)
Other	1,661	2,093
Net cash provided by operating activities	111,815	80,712
Cash flows from investing activities
Construction, development and redevelopment	(219,633)	(67,749)
Tenant improvements on operating properties	(7,585)	(18,352)
Other capital improvements on operating properties	(8,920)	(8,584)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	129,783	—
Sale of controlling interests in properties	107,517	—
Investing receivables funded	(11,104)	—
Leasing costs paid	(7,632)	(3,838)
Other	3,944	1,715
Net cash used in investing activities	(13,630)	(96,808)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	258,000	153,000
Other debt proceeds	10,606	—
Repayments of debt
Revolving Credit Facility	(308,000)	(109,000)
Scheduled principal amortization	(2,193)	(2,101)
Payments on finance lease liabilities	(110)	(15,379)
Net proceeds from issuance of common shares	46,415	52,277
Common share dividends paid	(61,040)	(55,950)
Distributions paid to noncontrolling interests in COPLP	(1,115)	(2,110)
Redemption of vested equity awards	(1,920)	(1,525)
Other	(44)	(5,370)
Net cash (used in) provided by financing activities	(59,401)	13,842
Net increase (decrease) in cash and cash equivalents and restricted cash	38,784	(2,254)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$50,734	$12,577

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$131,881	$39,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	70,527	67,684
Amortization of deferred financing costs and net debt discounts	1,801	1,648
Increase in deferred rent receivable	(2,419)	(3,470)
Gain on sales of real estate	(84,469)	27
Share-based compensation	3,283	3,132
Other	(2,996)	(777)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,846)	8,050
(Increase) decrease in prepaid expenses and other assets, net	(852)	14,718
Increase (decrease) in accounts payable, accrued expenses and other liabilities	29,507	(49,422)
Decrease in rents received in advance and security deposits	(2,602)	(743)
Net cash provided by operating activities	$111,815	$80,712
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$46,282	$8,472
Restricted cash at end of period	4,452	4,105
Cash and cash equivalents and restricted cash at end of period	$50,734	$12,577
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$29,862	$2,909
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$255	$—
Non-cash changes from property dispositions
Contribution of properties to unconsolidated real estate joint venture	$99,288	$—
Investment in unconsolidated real estate joint venture retained in disposition	$26,500	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(23,585)	$6,719
Dividends/distributions payable	$31,346	$29,449
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$80	$761
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$834	$702
Increase in redeemable noncontrolling interests and decrease in equity to adjust redeemable noncontrolling interests to fair value	$2,875	$758

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,719,585	$2,847,265
Projects in development or held for future development	474,787	403,361
Total properties, net	3,194,372	3,250,626
Property - operating right-of-use assets	27,434	—
Property - finance right-of-use assets	40,476	—
Assets held for sale, net	54,448	—
Cash and cash equivalents	46,282	8,066
Investment in unconsolidated real estate joint ventures	65,336	39,845
Accounts receivable	58,189	26,277
Deferred rent receivable	86,707	89,350
Intangible assets on real estate acquisitions, net	31,162	43,470
Deferred leasing costs (net of accumulated amortization of $33,866 and $31,994, respectively)	52,227	50,191
Investing receivables	70,656	56,982
Prepaid expenses and other assets, net	71,943	87,330
Total assets	$3,799,232	$3,652,137
Liabilities and equity
Liabilities:
Debt, net	$1,784,362	$1,823,909
Accounts payable and accrued expenses	152,196	92,855
Rents received in advance and security deposits	27,477	30,079
Distributions payable	31,346	30,856
Deferred revenue associated with operating leases	8,161	9,125
Property - operating lease liabilities	16,640	—
Interest rate derivatives	23,547	5,459
Other liabilities	6,589	6,546
Total liabilities	2,050,318	1,998,829
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	29,803	26,260
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at June 30, 2019 and December 31, 2018	8,800	8,800
Common units, 111,949,887 and 110,241,868 held by the general partner and 1,582,844 and 1,332,886 held by limited partners at June 30, 2019 and December 31, 2018, respectively	1,716,912	1,604,655
Accumulated other comprehensive loss	(23,638)	(121)
Total Corporate Office Properties, L.P.’s equity	1,702,074	1,613,334
Noncontrolling interests in subsidiaries	17,037	13,714
Total equity	1,719,111	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,799,232	$3,652,137

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$131,415	$127,907	$262,318	$255,040
Other property revenue	1,356	1,255	2,443	2,400
Construction contract and other service revenues	42,299	17,581	59,249	44,779
Total revenues	175,070	146,743	324,010	302,219
Operating expenses
Property operating expenses	47,886	49,446	97,331	100,397
Depreciation and amortization associated with real estate operations	34,802	33,190	69,598	66,702
Construction contract and other service expenses	41,002	16,941	57,328	43,157
General, administrative and leasing expenses	9,386	7,628	18,137	14,920
Business development expenses and land carry costs	870	1,234	1,983	2,848
Total operating expenses	133,946	108,439	244,377	228,024
Interest expense	(18,475)	(18,945)	(37,149)	(37,729)
Interest and other income	1,849	1,439	4,135	2,798
Gain on sales of real estate	84,469	(23)	84,469	(27)
Income before equity in income of unconsolidated entities and income taxes	108,967	20,775	131,088	39,237
Equity in income of unconsolidated entities	420	373	811	746
Income tax benefit (expense)	176	(63)	(18)	(118)
Net income	109,563	21,085	131,881	39,865
Net income attributable to noncontrolling interests in consolidated entities	(1,268)	(878)	(2,305)	(1,799)
Net income attributable to COPLP	108,295	20,207	129,576	38,066
Preferred unit distributions	(165)	(165)	(330)	(330)
Net income attributable to COPLP common unitholders	$108,130	$20,042	$129,246	$37,736

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.95	$0.19	$1.15	$0.36
Net income attributable to COPLP common unitholders - diluted	$0.95	$0.19	$1.15	$0.36

(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$109,563	$21,085	$131,881	$39,865
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(13,545)	1,912	(22,390)	6,588
(Gain) loss on interest rate derivatives recognized in interest expense	(557)	(47)	(1,127)	198
Other comprehensive (loss) income	(14,102)	1,865	(23,517)	6,786
Comprehensive income	95,461	22,950	108,364	46,651
Comprehensive income attributable to noncontrolling interests	(1,268)	(878)	(2,305)	(1,799)
Comprehensive income attributable to COPLP	$94,193	$22,072	$106,059	$44,852

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Three Months Ended June 30, 2018
Balance at March 31, 2018	352,000	$8,800	105,347,419	$1,453,262	$7,370	$12,592	$1,482,024
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,100,000	32,251	—	—	32,251
Share-based compensation (units net of redemption)	—	—	10,137	1,720	—	—	1,720
Redemptions of vested equity awards	—	—	—	(198)	—	—	(198)
Comprehensive income	—	165	—	20,042	1,865	287	22,359
Distributions to owners of common and preferred units	—	(165)	—	(29,281)	—	—	(29,446)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(221)	—	—	(221)
Balance at June 30, 2018	352,000	$8,800	106,457,556	$1,477,575	$9,235	$12,875	$1,508,485

For the Three Months Ended June 30, 2019
Balance at March 31, 2019	352,000	$8,800	113,515,814	$1,640,272	$(9,536)	$16,642	$1,656,178
Redemption of common units	—	—	(44)	(1)	—	—	(1)
Share-based compensation (units net of redemption)	—	—	16,961	1,833	—	—	1,833
Redemptions of vested equity awards	—	—	—	(103)	—	—	(103)
Comprehensive income	—	165	—	108,130	(14,102)	399	94,592
Distributions to owners of common and preferred units	—	(165)	—	(31,143)	—	—	(31,308)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(2,076)	—	—	(2,076)
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Six Months Ended June 30, 2018
Balance at December 31, 2017	352,000	$8,800	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,777,000	52,227	—	—	52,227
Share-based compensation (units net of redemption)	—	—	137,379	3,400	—	—	3,400
Redemptions of vested equity awards	—	—	—	(1,525)	—	—	(1,525)
Comprehensive income	—	330	—	37,736	6,786	570	45,422
Distributions to owners of common and preferred units	—	(330)	—	(58,251)	—	—	(58,581)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(758)	—	—	(758)
Balance at June 30, 2018	352,000	$8,800	106,457,556	$1,477,575	$9,235	$12,875	$1,508,485

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Redemption of common units	—	—	(44)	(1)	—	—	(1)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	343,934	3,635	—	—	3,635
Redemptions of vested equity awards	—	—	—	(1,920)	—	—	(1,920)
Comprehensive income	—	330	—	129,246	(23,517)	761	106,820
Distributions to owners of common and preferred units	—	(330)	—	(62,282)	—	—	(62,612)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(2,875)	—	—	(2,875)
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$257,832	$262,602
Construction contract and other service revenues received	21,449	18,411
Property operating expenses paid	(83,305)	(83,642)
Construction contract and other service expenses paid	(31,157)	(62,624)
General, administrative, leasing, business development and land carry costs paid	(16,541)	(15,148)
Interest expense paid	(34,896)	(36,155)
Lease incentives paid	(3,228)	(4,825)
Other	1,661	2,093
Net cash provided by operating activities	111,815	80,712
Cash flows from investing activities
Construction, development and redevelopment	(219,633)	(67,749)
Tenant improvements on operating properties	(7,585)	(18,352)
Other capital improvements on operating properties	(8,920)	(8,584)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	129,783	—
Sale of controlling interests in properties	107,517	—
Investing receivables funded	(11,104)	—
Leasing costs paid	(7,632)	(3,838)
Other	3,944	1,715
Net cash used in investing activities	(13,630)	(96,808)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	258,000	153,000
Other debt proceeds	10,606	—
Repayments of debt
Revolving Credit Facility	(308,000)	(109,000)
Scheduled principal amortization	(2,193)	(2,101)
Payments on finance lease liabilities	(110)	(15,379)
Net proceeds from issuance of common units	46,415	52,277
Common unit distributions paid	(61,825)	(57,730)
Preferred unit distributions paid	(330)	(330)
Redemption of vested equity awards	(1,920)	(1,525)
Other	(44)	(5,370)
Net cash (used in) provided by financing activities	(59,401)	13,842
Net increase (decrease) in cash and cash equivalents and restricted cash	38,784	(2,254)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$50,734	$12,577

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$131,881	$39,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	70,527	67,684
Amortization of deferred financing costs and net debt discounts	1,801	1,648
Increase in deferred rent receivable	(2,419)	(3,470)
Gain on sales of real estate	(84,469)	27
Share-based compensation	3,283	3,132
Other	(2,996)	(777)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,846)	8,050
(Increase) decrease in prepaid expenses and other assets, net	(483)	14,296
Increase (decrease) in accounts payable, accrued expenses and other liabilities	29,138	(49,000)
Decrease in rents received in advance and security deposits	(2,602)	(743)
Net cash provided by operating activities	$111,815	$80,712
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$46,282	$8,472
Restricted cash at end of period	4,452	4,105
Cash and cash equivalents and restricted cash at end of period	$50,734	$12,577
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$29,862	$2,909
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$255	$—
Non-cash changes from property dispositions
Contribution of properties to unconsolidated real estate joint venture	$99,288	$—
Investment in unconsolidated real estate joint venture retained in disposition	$26,500	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(23,585)	$6,719
Distributions payable	$31,346	$29,449
Increase in redeemable noncontrolling interests and decrease in equity to adjust redeemable noncontrolling interests to fair value	$2,875	$758

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2019, our properties included the following:

•
169 properties totaling 18.9 million square feet comprised of 15.3 million square feet in 147 office properties and 3.7 million square feet in 22 single-tenant data center shell properties (“data center shells”). We owned 13 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
14 properties under construction or redevelopment (nine office properties and five data center shells) that we estimate will total approximately 2.2 million square feet upon completion, including three partially-operational properties; and

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2019, COPT owned 98.6% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. However, COPLP’s common units include a special class of unit referred to as profit interest units (“PIUs”) originating from certain share-based compensation awards issued to executives (described further in Note 15) that are subject to vesting and certain tax event criteria, and accordingly may carry different rights to redemption and distributions than non-PIU common units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.2 million as of June 30, 2019, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and included in the line entitled “other liabilities” on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,212	$—	$—	$4,212
Other	25	—	—	25
Interest rate derivatives (1)	—	120	—	120
Total assets	$4,237	$120	$—	$4,357
Liabilities:
Deferred compensation plan liability (2)	$—	$4,237	$—	$4,237
Interest rate derivatives	—	23,547	—	23,547
Total liabilities	$—	$27,784	$—	$27,784

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$120	$—	$120
Liabilities:
Interest rate derivatives	$—	$23,547	$—	$23,547

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$460,138	$503,274
Buildings and improvements	3,208,558	3,241,894
Less: Accumulated depreciation	(949,111)	(897,903)
Operating properties, net	$2,719,585	$2,847,265

Properties we had in development or held for future development consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$296,809	$207,760
Development in progress, excluding land	177,978	195,601
Projects in development or held for future development	$474,787	$403,361

As of June 30, 2019, we were under contract to sell controlling interests in two data center shell properties in Virginia; we expect this sale to occur in the fourth quarter of 2019. The table below sets forth the components of assets held for sale on our consolidated balance sheet as of June 30, 2019 for these properties (in thousands):

Properties, net	$53,386
Deferred rent receivable	1,028
Deferred leasing costs, net	34
Assets held for sale, net	$54,448

2019 Dispositions

On June 20, 2019, through a series of transactions, we sold a 90% interest in seven data center shell properties in Virginia based on an aggregate property value of $265.0 million and retained a 10% interest in the properties through BREIT COPT DC JV LLC (“BREIT-COPT”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $238.5 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $84.5 million.

2019 Construction Activities

During the six months ended June 30, 2019, we placed into service 777,000 square feet in seven newly-constructed properties (including two partially-operational properties) and 10,000 in one partially-operational property under redevelopment. As of June 30, 2019, we had 13 properties under construction (including two partially-operational properties), or which we were contractually committed to construct, that we estimate will total 2.1 million square feet upon completion and one partially-operational property under redevelopment that we estimate will total 106,000 square feet upon completion.

5.    Leases

Lessor arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of June 30, 2019, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 15 years and averaging approximately five years. These leases usually include options under which the tenant may renew its lease based on market rates at the time of renewal, which are then typically subject to further negotiation. These leases occasionally provide the tenant with an option to terminate its lease early usually for a defined termination fee. While a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured for virtually all of these leases.

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

The table below sets forth our allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

Lease revenue	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Fixed contractual payments	$104,768	$210,103
Variable lease payments	26,647	52,215
	$131,415	$262,318

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	June 30, 2019	December 31, 2018
2019 (1)	$201,662	$400,617
2020	356,626	337,646
2021	299,046	280,369
2022	262,281	246,329
2023	211,966	194,888
Thereafter	586,076	523,932
	$1,917,657	$1,983,781

(1) As of June 30, 2019, represents the six months ending December 31, 2019.

Lessee arrangements

We lease from third parties land underlying certain properties that we are operating or developing. These ground leases have long durations with remaining terms ranging from 30 years (excluding extension options) to 97 years. As of June 30, 2019, our balance sheet included $67.9 million in right-of-use assets associated with ground leases that included:

•
$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 97-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2020;

•	$10.4 million for land underlying office properties in Washington, DC under two leases with remaining terms of approximately 80 years;

•
$6.5 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 30 years and an option to renew for an additional 48 years that was included in the term used in determining the asset balance;

•
$6.7 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture all of the rent on which was previously paid. These leases had remaining terms ranging from 64 years to 75 years;

•
$4.2 million for land in a business park in Huntsville, Alabama under nine leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 44 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance; and

•	$2.3 million for other land in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 49 years all of the rent on which was previously paid.

As of June 30, 2019, our balance sheet also included right-of-use lease assets totaling $1.3 million in connection with vehicles and office equipment that we lease from third parties.

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

Our right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$27,434
Finance leases
Property	Property - finance right-of-use assets	40,476
Vehicles and office equipment	Prepaid expenses and other assets, net	1,272
Total finance lease right-of-use assets		41,748

Total right-of-use assets		$69,182

Lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$16,640
Finance leases	Other liabilities	1,228

Total lease liabilities		$17,868

The table below sets forth the weighted average terms and discount rates of our leases as of June 30, 2019:

Weighted average remaining lease term
Operating leases	69 years
Finance leases	2 years
Weighted average discount rate
Operating leases	7.35%
Finance leases	3.12%

The table below presents our total lease cost (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost
Property leases	Property operating expenses	$413	$826
Vehicles and office equipment	General, administrative and leasing expenses	18	35
Finance lease cost
Amortization of vehicles and office equipment right-of-use assets	General, administrative and leasing expenses	116	229
Amortization of property right-of-use assets	Property operating expenses	12	12
Interest on lease liabilities	Interest expense	3	7
		$562	$1,109

The table below presents the effect of lease payments on our consolidated statement of cash flows (in thousands):

Supplemental cash flow information	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$550
Operating cash flows for financing leases	$7
Financing cash flows for financing leases	$110

Payments on leases as of June 30, 2019 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019 (1)	$554	$118	$672
2020	1,126	862	1,988
2021	1,111	202	1,313
2022	1,129	64	1,193
2023	1,134	—	1,134
Thereafter	99,187	—	99,187
Total lease payments	104,241	1,246	105,487
Less: Amount representing interest	(87,601)	(18)	(87,619)
Lease liability	$16,640	$1,228	$17,868

(1) Represents the six months ending December 31, 2019.

Future minimum rental payments on leases as of December 31, 2018 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$1,101	$219	$1,320
2020	1,110	844	1,954
2021	1,094	184	1,278
2022	1,115	49	1,164
2023	1,119	—	1,119
Thereafter	83,373	—	83,373
Total lease payments	$88,912	1,296	90,208
Less: Amount representing interest	N/A	(24)	(24)
Total	N/A	$1,272	$90,184

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2019 (dollars in thousands):

		Nominal Ownership %		June 30, 2019 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$198,389	$74,977	$69,841
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	80,912	46,159	44,295
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	99,436	98,979	30,718
				$378,737	$220,115	$144,854

(1)	Excludes amounts eliminated in consolidation.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2019	December 31, 2018
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$38,790	$39,845
BREIT COPT DC JV LLC	6/20/2019	10%	7	26,546	—
			13	$65,336	$39,845
(1) Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Virginia.

As described further in Note 4, on June 20, 2019, we sold a 90% interest in seven triple-net leased, single-tenant data center shell properties in Virginia and retained a 10% interest in the properties through BREIT-COPT, a newly-formed joint venture. We concluded that the joint venture is a variable interest entity. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investment, subject to certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Notes receivable from the City of Huntsville	$56,563	$53,961
Other investing loans receivable	14,093	3,021
	$70,656	$56,982

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

We did not have an allowance for credit losses in connection with our investing receivables as of June 30, 2019 or December 31, 2018.  The fair value of these receivables was approximately $74 million as of June 30, 2019 and $58 million as of December 31, 2018.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Lease incentives, net	$23,487	$21,258
Construction contract costs incurred in excess of billings	12,629	3,189
Furniture, fixtures and equipment, net (1)	8,252	8,630
Non-real estate equity investments	6,023	5,940
Prepaid expenses	5,855	25,658
Restricted cash	4,452	3,884
Deferred financing costs, net (2)	4,190	4,733
Deferred tax asset, net (3)	2,164	2,084
Interest rate derivatives	120	5,617
Other assets	4,771	6,337
Total for COPLP and subsidiaries	71,943	87,330
Marketable securities in deferred compensation plan	4,237	3,868
Total for COPT and subsidiaries	$76,180	$91,198

(1) Includes $1.3 million in finance right-of-use assets as of June 30, 2019.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(3) Includes a valuation allowance of $2.1 million as of June 30, 2019 and $2.7 million as of December 31, 2018.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2019	December 31, 2018	June 30, 2019
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$145,285	$147,141	3.82% - 7.87% (3)	2019-2026
Variable rate secured debt (4)	34,514	23,282	LIBOR + 1.85% to 2.35% (5)	2020-2022
Total mortgage and other secured debt	179,799	170,423
Revolving Credit Facility	163,000	213,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (7)
Term Loan Facility (8)	248,490	248,273	LIBOR + 0.85% to 1.65% (9)	2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	348,207	347,986	3.60% (10)	May 2023
5.250%, $250,000 aggregate principal	247,391	247,136	5.25% (11)	February 2024
3.700%, $300,000 aggregate principal	299,068	298,815	3.70% (12)	June 2021
5.000%, $300,000 aggregate principal	297,304	297,109	5.00% (13)	July 2025
Unsecured note payable	1,103	1,167	0% (14)	May 2026
Total debt, net	$1,784,362	$1,823,909

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.3 million as of June 30, 2019 and $7.2 million as of December 31, 2018.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $248,000 as of June 30, 2019 and $281,000 as of December 31, 2018.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.17% as of June 30, 2019.

(4)	Includes a construction loan with $87.4 million in remaining borrowing capacity as of June 30, 2019.

(5)	The weighted average interest rate on our variable rate secured debt was 4.66% as of June 30, 2019.

(6)	The weighted average interest rate on the Revolving Credit Facility was 3.52% as of June 30, 2019.

(7)
The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(8)
As of June 30, 2019, we have the ability to borrow an additional $150.0 million in the aggregate under this facility, provided that there is no default under the facility and subject to the approval of the lenders. In addition, in connection with our Revolving Credit Facility, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

(9)	The interest rate on this loan was 3.69% as of June 30, 2019.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.2 million as of June 30, 2019 and $1.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $2.4 million as of June 30, 2019 and $2.6 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $741,000 as of June 30, 2019 and $943,000 as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $2.3 million as of June 30, 2019 and $2.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $258,000 as of June 30, 2019 and $294,000 as of December 31, 2018.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2019, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $2.4 million in the three months ended June 30, 2019, $1.4 million in the three months ended June 30, 2018, $4.4 million in the six months ended June 30, 2019 and $2.8 million in the six months ended June 30, 2018.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,191,970	$1,226,750	$1,191,046	$1,219,603
Other fixed-rate debt	146,388	148,395	148,308	147,106
Variable-rate debt	446,004	450,417	484,555	486,497
	$1,784,362	$1,825,562	$1,823,909	$1,853,206

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2019	December 31, 2018
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$58	$472
12,637	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	62	239
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(975)	1,968
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(985)	1,967
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(499)	971
75,000		3.1760%	Three-Month LIBOR	6/30/2020	6/30/2030	(7,965)	(2,676)
75,000		3.1920%	Three-Month LIBOR	6/30/2020	6/30/2030	(8,074)	(2,783)
75,000		2.7440%	Three-Month LIBOR	6/30/2020	6/30/2030	(5,049)	—
						$(23,427)	$158

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$120	$5,617
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(23,547)	$(5,459)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Gain Recognized in AOCL on Derivatives				Amount of Gain (Loss) Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Hedging Relationships	2019	2018	2019	2018	2019	2018	2019	2018
Interest rate derivatives	$(13,545)	$1,912	$(22,390)	$6,588	$557	$47	$1,127	$(198)

Over the next 12 months, we estimate that approximately $1.6 million in losses will be reclassified from accumulated other comprehensive loss (“AOCL”) as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2019, we are not in default with any of these provisions. As of June 30, 2019, the fair value of interest rate derivatives in a liability position related to these agreements was $23.6 million, excluding the effects of accrued interest and credit valuation adjustments. As of June 30, 2019, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $23.5 million as of June 30, 2019.

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

	For the Six Months Ended June 30,
	2019	2018
Beginning balance	$26,260	$23,125
Contributions from noncontrolling interests	—	143
Distributions to noncontrolling interests	(876)	(711)
Net income attributable to noncontrolling interests	1,544	1,229
Adjustment to arrive at fair value of interests	2,875	758
Ending balance	$29,803	$24,544

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

12.    Equity

COPT issued 1.6 million common shares under its forward equity sale agreements for net proceeds of $46.5 million on March 27, 2019, after which it had no remaining capacity under the agreements. COPT contributed the net proceeds from this issuance to COPLP in exchange for an equal number of units in COPLP.

As of June 30, 2019, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the six months ended June 30, 2019, certain COPLP limited partners converted 5,500 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and distributions per COPLP common unit of $0.275 in the three months ended June 30, 2019 and 2018 and $0.55 in the six months ended June 30, 2019 and 2018.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2019
Revenues from real estate operations	$61,659	$13,912	$12,104	$8,185	$3,968	$8,624	$108,452	$15,018	$8,560	$741	$132,771
Property operating expenses	(19,344)	(4,694)	(6,648)	(3,286)	(1,599)	(759)	(36,330)	(7,590)	(3,618)	(348)	(47,886)
UJV NOI allocable to COPT	—	—	—	—	—	1,251	1,251	—	—	—	1,251
NOI from real estate operations	$42,315	$9,218	$5,456	$4,899	$2,369	$9,116	$73,373	$7,428	$4,942	$393	$86,136
Additions to long-lived assets	$7,499	$1,703	$—	$928	$536	$—	$10,666	$4,870	$95	$34	$15,665
Transfers from non-operating properties	$1,338	$20	$1,833	$—	$5,576	$92,844	$101,611	$—	$—	$—	$101,611
Three Months Ended June 30, 2018
Revenues from real estate operations	$61,993	$13,118	$12,382	$8,127	$3,652	$5,955	$105,227	$15,296	$8,105	$534	$129,162
Property operating expenses	(20,099)	(4,909)	(7,494)	(3,431)	(1,509)	(799)	(38,241)	(7,169)	(4,150)	114	(49,446)
UJV NOI allocable to COPT	—	—	—	—	—	1,202	1,202	—	—	—	1,202
NOI from real estate operations	$41,894	$8,209	$4,888	$4,696	$2,143	$6,358	$68,188	$8,127	$3,955	$648	$80,918
Additions to long-lived assets	$8,151	$1,186	$—	$1,450	$351	$—	$11,138	$5,361	$81	$188	$16,768
Transfers from non-operating properties	$3,035	$352	$—	$3	$26	$29,675	$33,091	$—	$1,133	$—	$34,224
Six Months Ended June 30, 2019
Revenues from real estate operations	$124,342	$28,743	$23,665	$16,340	$7,907	$15,978	$216,975	$29,851	$16,431	$1,504	$264,761
Property operating expenses	(41,679)	(9,986)	(12,607)	(6,690)	(3,138)	(1,112)	(75,212)	(15,006)	(6,456)	(657)	(97,331)
UJV NOI allocable to COPT	—	—	—	—	—	2,470	2,470	—	—	—	2,470
NOI from real estate operations	$82,663	$18,757	$11,058	$9,650	$4,769	$17,336	$144,233	$14,845	$9,975	$847	$169,900
Additions to long-lived assets	$11,434	$3,150	$—	$5,945	$836	$—	$21,365	$8,859	$251	$44	$30,519
Transfers from non-operating properties	$6,378	$4,529	$8,336	$—	$9,211	$112,632	$141,086	$—	$—	$—	$141,086
Segment assets at June 30, 2019	$1,274,336	$398,586	$146,475	$187,172	$115,222	$307,676	$2,429,467	$393,110	$209,787	$3,776	$3,036,140
Six Months Ended June 30, 2018
Revenues from real estate operations	$124,775	$25,679	$23,825	$15,997	$7,285	$11,786	$209,347	$30,580	$16,182	$1,331	$257,440
Property operating expenses	(41,703)	(9,632)	(14,092)	(6,735)	(2,949)	(1,593)	(76,704)	(15,047)	(8,408)	(238)	(100,397)
UJV NOI allocable to COPT	—	—	—	—	—	2,401	2,401	—	—	—	2,401
NOI from real estate operations	$83,072	$16,047	$9,733	$9,262	$4,336	$12,594	$135,044	$15,533	$7,774	$1,093	$159,444
Additions to long-lived assets	$15,272	$3,126	$—	$2,558	$430	$—	$21,386	$9,245	$117	$315	$31,063
Transfers from non-operating properties	$20,221	$693	$—	$—	$470	$30,789	$52,173	$—	$2,145	$—	$54,318
Segment assets at June 30, 2018	$1,269,525	$396,139	$126,956	$190,537	$106,374	$330,622	$2,420,153	$396,847	$221,239	$4,213	$3,042,452

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues from real estate operations	$132,771	$129,162	$264,761	$257,440
Construction contract and other service revenues	42,299	17,581	59,249	44,779
Total revenues	$175,070	$146,743	$324,010	$302,219

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
UJV NOI allocable to COPT	$1,251	$1,202	$2,470	$2,401
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(830)	(828)	(1,657)	(1,652)
Add: Equity in loss of unconsolidated non-real estate entities	(1)	(1)	(2)	(3)
Equity in income of unconsolidated entities	$420	$373	$811	$746

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Construction contract and other service revenues	$42,299	$17,581	$59,249	$44,779
Construction contract and other service expenses	(41,002)	(16,941)	(57,328)	(43,157)
NOI from service operations	$1,297	$640	$1,921	$1,622

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NOI from real estate operations	$86,136	$80,918	$169,900	$159,444
NOI from service operations	1,297	640	1,921	1,622
Interest and other income	1,849	1,439	4,135	2,798
Gain on sales of real estate	84,469	(23)	84,469	(27)
Equity in income of unconsolidated entities	420	373	811	746
Income tax benefit (expense)	176	(63)	(18)	(118)
Depreciation and other amortization associated with real estate operations	(34,802)	(33,190)	(69,598)	(66,702)
General, administrative and leasing expenses	(9,386)	(7,628)	(18,137)	(14,920)
Business development expenses and land carry costs	(870)	(1,234)	(1,983)	(2,848)
Interest expense	(18,475)	(18,945)	(37,149)	(37,729)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,251)	(1,202)	(2,470)	(2,401)
Net income	$109,563	$21,085	$131,881	$39,865

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2019	June 30, 2018
Segment assets	$3,036,140	$3,042,452
Operating properties lease liabilities included in segment assets	16,502	—
Non-operating property assets	523,801	431,661
Other assets	227,026	138,249
Total COPT consolidated assets	$3,803,469	$3,612,362

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

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Construction contract revenues:
Guaranteed maximum price	$25,792	$9,539	$38,148	$30,025
Firm fixed price	1,335	6,288	3,660	12,723
Cost-plus fee	14,969	1,496	17,029	1,554
Other	203	258	412	477
	$42,299	$17,581	$59,249	$44,779

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Construction contract revenues:
Construction	$42,010	$16,668	$58,499	$42,583
Design	86	655	338	1,719
Other	203	258	412	477
	$42,299	$17,581	$59,249	$44,779

We recognized an increase (decrease) in revenue of $(14,000) and $10,000 in the three months ended June 30, 2019 and 2018, respectively, and $18,000 and $319,000 in the six months ended June 30, 2019 and 2018, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Beginning balance	$6,701	$4,577
Ending balance	$34,837	$4,805

The increase in the accounts receivable balance reported above for the six months ended June 30, 2019 was due primarily to significant amounts billed near the end of the period.

Contract assets, which we refer to herein as construction costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Beginning balance	$3,189	$4,884
Ending balance	$12,629	$4,158

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Beginning balance	$568	$27,402
Ending balance	$156	$515
Portion of beginning balance recognized in revenue during:
Three months ended June 30	$6	$7,999
Six months ended June 30	$445	$27,296

The change in the contract liabilities balance reported above for the six months ended June 30, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2019 that will be recognized as revenue in future periods was $48.4 million, approximately $41 million of which we expect to recognize during the remainder of 2019.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues and had no impairment losses on construction contracts receivable or unbilled construction revenue in the three or six months ended June 30, 2019 and 2018.

15.    Share-Based Compensation

Restricted Shares

During the six months ended June 30, 2019, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 171,520 restricted common shares with an aggregate grant date fair value of $4.5 million (weighted average of $26.22 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2019, forfeiture restrictions lapsed on 171,028 previously issued common shares; these shares had a weighted average grant date fair value of $28.03 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.5 million.

Deferred Share Awards

During the six months ended June 30, 2019, certain non-employee Trustees were granted a total of 3,432 deferred share awards with an aggregate grant date fair value of $95,000 ($27.60 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2019, we issued 3,097 common shares in settlement of deferred share awards; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $86,000.

Performance Share Awards (“PSUs”)

We issued 44,757 common shares on January 18, 2019 to executives in settlement of PSUs granted in 2016, representing 157% of the target award for those PSUs.

PIUs

Commencing in 2019, we offered our executives and Trustees the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares, deferred share awards and PSUs). PIUs are a special class of common unit structured to qualify as “profit interests” for tax purposes. Our executives and certain of our Trustees selected PIUs as their form of share-based compensation for their 2019 grants. We granted two forms of PIUs: time-based PIUs (“TB-PIUs”); and performance-based PIUs (“PB-PIUs”). TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

During the six months ended June 30, 2019, our executives and certain non-employee Trustees were granted a total of 61,820 TB-PIUs with an aggregate grant date fair value of $1.6 million (weighted average of $26.01 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the first anniversary of the date of grant. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to COPT	$106,791	$19,434	$127,650	$36,584
Income attributable to share-based compensation awards	(364)	(117)	(413)	(234)
Numerator for basic EPS on net income attributable to COPT common shareholders	106,427	19,317	127,237	36,350
Preferred unit distributions	165	—	—	—
Redeemable noncontrolling interests	902	—	66	—
Common units in the Operating Partnership	—	—	1,515	—
Income attributable to share-based compensation awards	18	—	22	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$107,512	$19,317	$128,840	$36,350
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,557	101,789	110,759	101,397
Dilutive convertible preferred units	176	—	—	—
Dilutive effect of common units	—	—	1,329	—
Dilutive effect of share-based compensation awards	310	119	289	131
Dilutive effect of redeemable noncontrolling interests	1,062	—	130	—
Denominator for diluted EPS (common shares)	113,105	101,908	112,507	101,528
Basic EPS	$0.95	$0.19	$1.15	$0.36
Diluted EPS	$0.95	$0.19	$1.15	$0.36

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Conversion of common units	1,327	3,197	—	3,208
Conversion of redeemable noncontrolling interests	—	—	907	—
Conversion of Series I preferred units	—	176	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average shares related to COPT’s forward equity sale agreements for the three months ended June 30, 2018 of 6.8 million, and for the six months ended June 30, 2019 and 2018 of 758,000 and 7.1 million, respectively;

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2019 and 2018 of 425,000 and 458,000, respectively, and for the six months ended June 30, 2019 and 2018 of 444,000 and 451,000, respectively;

•
weighted average options for the three months ended June 30, 2019 and 2018 of 17,000 and 47,000, respectively, and for the six months ended June 30, 2019 and 2018 of 23,000 and 53,000, respectively; and

•	weighted average unvested PIUs of 59,000 and 39,000 for the three and six months ended June 30, 2019, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to COPLP	$108,295	$20,207	$129,576	$38,066
Preferred unit distributions	(165)	(165)	(330)	(330)
Income attributable to share-based compensation awards	(438)	(117)	(494)	(234)
Numerator for basic EPU on net income attributable to COPLP common unitholders	107,692	19,925	128,752	37,502
Redeemable noncontrolling interests	902	—	66	—
Income attributable to share-based compensation awards	18	—	22	—
Dilutive effective of preferred units	165	—	—	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$108,777	$19,925	$128,840	$37,502
Denominator (all weighted averages):
Denominator for basic EPU (common units)	112,884	104,986	112,088	104,605
Dilutive convertible preferred units	176	—	—	—
Dilutive effect of redeemable noncontrolling interests	1,062	—	130	—
Dilutive effect of share-based compensation awards	310	119	289	131
Denominator for diluted EPU (common units)	114,432	105,105	112,507	104,736
Basic EPU	$0.95	$0.19	$1.15	$0.36
Diluted EPU	$0.95	$0.19	$1.15	$0.36

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Conversion of redeemable noncontrolling interests	—	—	907	—
Conversion of Series I preferred units	—	176	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•
weighted average shares related to COPT’s forward equity sale agreements for the three months ended June 30, 2018 of 6.8 million, and for the six months ended June 30, 2019 and 2018 of 758,000 and 7.1 million, respectively;

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2019 and 2018 of 425,000 and 458,000, respectively, and for the six months ended June 30, 2019 and 2018 of 444,000 and 451,000, respectively;

•
weighted average options for the three months ended June 30, 2019 and 2018 of 17,000 and 47,000, respectively, and for the six months ended June 30, 2019 and 2018 of 23,000 and 53,000, respectively; and

•	weighted average unvested PIUs of 59,000 and 39,000 for the three and six months ended June 30, 2019, respectively.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $35 million as of June 30, 2019. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2019, we do not expect any such future fundings will be required.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of June 30, 2019 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $174.0 million;

•	tenant and other capital improvements of $51.8 million;

•	third party construction obligations of $15.4 million; and

•	other obligations of $1.7 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2019:

•	we finished the period with our office and data center shell portfolio 92.7% occupied;

•	we placed into service 787,000 square feet in seven newly-constructed properties and one redeveloped property that were 100.0% leased as of June 30, 2019;

•
we sold a 90% interest in seven data center shell properties based on an aggregate property value of $265.0 million and retained a 10% interest in the properties through BREIT-COPT, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $238.5 million, most of which was used by us to repay borrowings under our Revolving Credit Facility that funded development costs; and

•
COPT issued 1.6 million common shares under its forward equity sale agreements for net proceeds of $46.5 million. COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. The proceeds were used primarily to repay borrowings under our Revolving Credit Facility that funded development costs.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures except for amounts reported for Annualized Rental Revenue, which represent the portion attributable to our ownership interest.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	June 30, 2019	December 31, 2018
Occupancy rates at period end
Total	92.7%	93.0%
Defense/IT Locations:
Fort Meade/BW Corridor	90.8%	91.1%
Northern Virginia Defense/IT	87.6%	91.3%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	90.9%	90.5%
Redstone Arsenal	98.7%	99.0%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.3%	93.6%
Regional Office	89.3%	89.2%
Other	72.1%	77.2%
Average contractual annual rental rate per square foot at period end (1)	$29.32	$30.04

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2018	18,094	16,821
Vacated upon lease expiration (1)	—	(483)
Occupancy for new leases (2)	—	472
Constructed or redeveloped	787	787
Other changes	64	(37)
June 30, 2019	18,945	17,560

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the six months ended June 30, 2019, we completed 2.5 million square feet of leasing, including: renewed leases on 950,000 square feet, representing 77.8% of the square footage of our lease expirations (including the effect of early renewals); 1.2 million square feet of development and redevelopment space; and 371,000 square feet of vacant space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 82.1% leased as of June 30, 2019 and 87.6% leased as of December 31, 2018. Based on recent discussions with certain tenants of this property, we expect that the leased percentage of this property will decline to approximately 77% by December 31, 2019.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•	office and data center shell properties:

•	stably owned and 100% operational throughout the current and prior year reporting periods. We define these as changes from “Same Properties”;

•	constructed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•	disposed; and

•	our wholesale data center.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2019 and 2018

	For the Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$132,771	$129,162	$3,609
Construction contract and other service revenues	42,299	17,581	24,718
Total revenues	175,070	146,743	28,327
Operating expenses
Property operating expenses	47,886	49,446	(1,560)
Depreciation and amortization associated with real estate operations	34,802	33,190	1,612
Construction contract and other service expenses	41,002	16,941	24,061
General, administrative and leasing expenses	9,386	7,628	1,758
Business development expenses and land carry costs	870	1,234	(364)
Total operating expenses	133,946	108,439	25,507
Interest expense	(18,475)	(18,945)	470
Interest and other income	1,849	1,439	410
Gain on sales of real estate	84,469	(23)	84,492
Equity in income of unconsolidated entities	420	373	47
Income tax benefit (expense)	176	(63)	239
Net income	$109,563	$21,085	$88,478

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$113,503	$113,612	$(109)
Lease termination revenue	285	558	(273)
Other property revenue	1,303	1,216	87
Same Properties total revenues	115,091	115,386	(295)
Constructed and redeveloped properties placed in service	5,677	1,625	4,052
Wholesale data center	8,560	8,105	455
Dispositions	3,437	3,775	(338)
Other	6	271	(265)
	132,771	129,162	3,609
Property operating expenses
Same Properties	(43,028)	(44,611)	1,583
Constructed and redeveloped properties placed in service	(821)	(178)	(643)
Wholesale data center	(3,618)	(4,150)	532
Dispositions	(422)	(577)	155
Other	3	70	(67)
	(47,886)	(49,446)	1,560

UJV NOI allocable to COPT
Same Properties	1,205	1,202	3
Other	46	—	46
	1,251	1,202	49

NOI from real estate operations
Same Properties	73,268	71,977	1,291
Constructed and redeveloped properties placed in service	4,856	1,447	3,409
Wholesale data center	4,942	3,955	987
Dispositions	3,015	3,198	(183)
Other	55	341	(286)
	$86,136	$80,918	$5,218

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$65,454	$63,264	$2,190
Regional Office	7,430	8,125	(695)
Other	384	588	(204)
	$73,268	$71,977	$1,291

Same Properties rent statistics
Average occupancy rate	92.0%	90.9%	1.1%
Average straight-line rent per occupied square foot (1)	$6.49	$6.47	$0.02

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 150 properties, comprising 86.3% of our office and data center shell portfolio’s square footage as of June 30, 2019. This pool of properties changed from the pool used for purposes of comparing 2018 and 2017 in our 2018 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2018 and the removal of six properties in which we sold a 90% interest in June 2019.

Our NOI from constructed and redeveloped properties placed in service included 12 properties and land under a long-term contract placed in service in 2018 and 2019.

NOI from Service Operations

	For the Three Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$42,299	$17,581	$24,718
Construction contract and other service expenses	41,002	16,941	24,061
NOI from service operations	$1,297	$640	$657

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of net income relative to our real estate operations.

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to: higher legal and professional expenses and information technology related expenses; and our adoption of lease accounting guidance in the current period under which we no longer defer recognition of non-incremental leasing costs.

Gain on sales of real estate

The gain on sales of real estate in the current period was due to our sale of a 90% interest in seven data center shell properties.

Comparison of Statements of Operations for the Six Months Ended June 30, 2019 and 2018

	For the Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$264,761	$257,440	$7,321
Construction contract and other service revenues	59,249	44,779	14,470
Total revenues	324,010	302,219	21,791
Operating expenses
Property operating expenses	97,331	100,397	(3,066)
Depreciation and amortization associated with real estate operations	69,598	66,702	2,896
Construction contract and other service expenses	57,328	43,157	14,171
General, administrative and leasing expenses	18,137	14,920	3,217
Business development expenses and land carry costs	1,983	2,848	(865)
Total operating expenses	244,377	228,024	16,353
Interest expense	(37,149)	(37,729)	580
Interest and other income	4,135	2,798	1,337
Gain on sales of real estate	84,469	(27)	84,496
Equity in income of unconsolidated entities	811	746	65
Income tax expense	(18)	(118)	100
Net income	$131,881	$39,865	$92,016

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$227,632	$225,801	$1,831
Lease termination revenue	806	1,566	(760)
Other property revenue	2,345	2,328	17
Same Properties total revenues	230,783	229,695	1,088
Constructed and redeveloped properties placed in service	10,122	3,253	6,869
Wholesale data center	16,431	16,182	249
Dispositions	7,208	7,784	(576)
Other	217	526	(309)
	264,761	257,440	7,321
Property operating expenses
Same Properties	(88,213)	(90,209)	1,996
Constructed and redeveloped properties placed in service	(1,680)	(629)	(1,051)
Wholesale data center	(6,456)	(8,408)	1,952
Dispositions	(1,023)	(1,219)	196
Other	41	68	(27)
	(97,331)	(100,397)	3,066

UJV NOI allocable to COPT
Same Properties	2,424	2,401	23
Other	46	—	46
	2,470	2,401	69
NOI from real estate operations
Same Properties	144,994	141,887	3,107
Constructed and redeveloped properties placed in service	8,442	2,624	5,818
Wholesale data center	9,975	7,774	2,201
Dispositions	6,185	6,565	(380)
Other	304	594	(290)
	$169,900	$159,444	$10,456

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$129,352	$125,435	$3,917
Regional Office	14,847	15,438	(591)
Other	795	1,014	(219)
	$144,994	$141,887	$3,107

Same Properties rent statistics
Average occupancy rate	92.0%	90.9%	1.1%
Average straight-line rent per occupied square foot (1)	$12.98	$12.89	$0.09

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our NOI from constructed and redeveloped properties placed in service included 12 properties and land under a long-term contract placed in service in 2018 and 2019.

NOI from Service Operations

	For the Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$59,249	$44,779	$14,470
Construction contract and other service expenses	57,328	43,157	14,171
NOI from service operations	$1,921	$1,622	$299

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants.

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to: higher legal and professional expenses and information technology related expenses; and our adoption of lease accounting guidance in the current period under which we no longer defer recognition of non-incremental leasing costs.

Gain on sales of real estate

The gain on sales of real estate in the current period was due to our sale of a 90% interest in seven data center shell properties.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales and impairment losses of real estate (net of associated income tax) and real estate-related depreciation and amortization. FFO also includes adjustments to net income for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate (net of associated income tax), and real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment; loss on interest rate derivatives; demolition costs on redevelopment and nonrecurring improvements; executive transition costs; issuance costs associated with redeemed preferred shares; and certain other expenses that we believe are not closely correlated with our operating performance.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three and six months ended June 30, 2019 and 2018, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars and shares in thousands, except per share data)
Net income	$109,563	$21,085	$131,881	$39,865
Add: Real estate-related depreciation and amortization	34,802	33,190	69,598	66,702
Add: Depreciation and amortization on UJV allocable to COPT	566	564	1,132	1,127
Less: Gain on sales of real estate	(84,469)	23	(84,469)	27
FFO	60,462	54,862	118,142	107,721
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(1,188)	(753)	(2,159)	(1,697)
Basic and diluted FFO allocable to share-based compensation awards	(229)	(224)	(414)	(437)
Basic FFO available to common share and common unit holders	58,880	53,720	115,239	105,257
Redeemable noncontrolling interests	33	—	942	—
Diluted FFO available to common share and common unit holders	58,913	53,720	116,181	105,257
Executive transition costs	—	213	4	376
Demolition costs on redevelopment and nonrecurring improvements	—	9	44	48
Non-comparable professional and legal expenses	311	—	311	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(2)	(1)	(2)	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$59,222	$53,941	$116,538	$105,679

Weighted average common shares	111,557	101,789	110,759	101,397
Conversion of weighted average common units	1,327	3,197	1,329	3,208
Weighted average common shares/units - Basic FFO	112,884	104,986	112,088	104,605
Dilutive effect of share-based compensation awards	310	119	289	131
Redeemable noncontrolling interests	136	—	1,037	—
Weighted average common shares/units - Diluted FFO	113,330	105,105	113,414	104,736

Diluted FFO per share	$0.52	$0.51	$1.02	$1.00
Diluted FFO per share, as adjusted for comparability	$0.52	$0.51	$1.03	$1.01

Denominator for diluted EPS	113,105	101,908	112,507	101,528
Weighted average common units	1,327	3,197	—	3,208
Redeemable noncontrolling interests	(926)	—	907	—
Dilutive convertible preferred units	(176)	—	—	—
Denominator for diluted FFO per share measures	113,330	105,105	113,414	104,736

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2019 (in thousands):

Construction, development and redevelopment	$249,424
Tenant improvements on operating properties (1)	11,567
Capital improvements on operating properties	8,864
$269,855

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $31.1 million when comparing the six months ended June 30, 2019 and 2018 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities decreased $83.2 million when comparing the six months ended June 30, 2019 and 2018 due primarily to $237.3 million in proceeds from our sale in 2019 of a 90% interest in properties that was offset in part by a $151.9 increase in cash outlays for construction, development and redevelopment in the current period.

Net cash flow used in financing activities in the six months ended June 30, 2019 was $59.4 million, and included the following:

•	dividends and/or distributions to equity holders of $62.2 million; and

•	net debt repayments of $41.6 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $46.4 million.

Net cash flow provided by financing activities in the six months ended June 30, 2018 was $13.8 million, and included the following:

•	net proceeds from debt borrowings of $41.9 million; and

•	net proceeds from the issuance of common shares (or units) of $52.3 million; offset in part by

•	dividends and/or distributions to equity holders of $58.1 million; and

•	payments on a capital lease obligation of $15.4 million.

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

As of June 30, 2019, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of June 30, 2019, COPLP had $46.3 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of June 30, 2019, the maximum borrowing capacity under this facility totaled $800.0 million, of which $637.0 million was available.

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

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we were under contract to sell controlling interests in two data center shell properties in Virginia for $67 million; we expect this sale to occur in the fourth quarter of 2019.

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$12,132	$300,000	$274,572	$576,578	$613,252	$1,776,534
Scheduled principal payments (3)	2,194	4,024	3,875	4,032	3,012	3,633	20,770
Interest on debt (3)(4)	37,474	74,590	67,517	61,946	37,125	27,566	306,218
Development and redevelopment obligations (5)(6)	159,789	13,504	703	—	—	—	173,996
Third-party construction obligations (6)(7)	7,585	7,852	—	—	—	—	15,437
Tenant and other capital improvements (3)(6)(8)	12,926	29,090	9,827	—	—	—	51,843
Finance leases (principal and interest) (3)	118	862	202	64	—	—	1,246
Operating leases (3)	554	1,126	1,111	1,129	1,134	99,187	104,241
Other obligations (3)	124	192	178	178	178	800	1,650
Total contractual cash obligations	$220,764	$143,372	$383,413	$341,921	$618,027	$744,438	$2,451,935

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $12.9 million. As of June 30, 2019, maturities included $163.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of June 30, 2019 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2019 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $190 million on construction and development costs and approximately $45 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2019.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2019, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the six months ended June 30, 2019.

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

The following table sets forth as of June 30, 2019 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,995	$3,718	$303,875	$4,033	$416,590	$616,885	$1,347,096
Weighted average interest rate	4.33%	3.96%	3.70%	3.98%	3.70%	5.00%	4.30%
Variable rate debt (2)	$199	$12,438	$—	$274,571	$163,000	$—	$450,208
Weighted average interest rate (3)	4.29%	4.29%	—%	3.79%	3.52%	—%	3.71%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $12.9 million.

(2)	As of June 30, 2019, maturities included $163.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of June 30, 2019 for variable rate debt.

The fair value of our debt was $1.8 billion as of June 30, 2019.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $51 million as of June 30, 2019.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2019 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.0 million in the six months ended June 30, 2019 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of June 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of June 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

We may suffer adverse effects from changes in the method of determining LIBOR or the replacement of LIBOR with an alternative interest rate. Our variable-rate debt and interest rate swaps use as a reference rate the London Interbank Offered Rate (“LIBOR”), as calculated for U.S. dollar (“USD-LIBOR”). The Chief Executive of the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced the FCA’s intention to cease sustaining LIBOR after 2021. He has also indicated that market participants should expect LIBOR to be subsequently discontinued and should proceed with preparations for transitioning to an alternative reference rate. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and various industry groups are developing transition plans to SOFR as the new market benchmark. While we have been closely monitoring developments in the LIBOR transition, we are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other governing bodies in the method used for determining LIBOR rates may result in a sudden or prolonged increase or decrease in reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although our variable rate debt and interest rate swaps will likely provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if the LIBOR rate were to remain available in its current form.

There have been no other material changes to the risk factors included in our 2018 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

On September 23, 2004, COPT and TRC Associates Limited Partnership (“TRC”) entered into the Seventeenth Amendment to Second Amended and Restated Limited Partnership Agreement (the “Seventeenth Amendment”) of COPLP.  The Seventeenth Amendment was entered into in connection with the issuance by COPLP to TRC on September 23, 2004 of 352,000 Series I preferred units in COPLP (the “Series I Units”) valued at $8.8 million.  The Series I Units are convertible into common units on a basis of 0.5 common units for each Series I Unit.  TRC was entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019, with annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits.  The Series I Units were also redeemable by COPLP at COPLP’s option any time after September 22, 2019.

The COPLP Second Amended and Restated Limited Partnership Agreement, as amended by all amendments thereto including the Seventeenth Amendment, was amended and restated effective December 5, 2018 by the Third Amended and Restated Limited Partnership Agreement of COPLP.  On July 31, 2019, COPT and TRC entered into the First Amendment to the Third Amended and Restated Limited Partnership Agreement (as so amended, the “Amended Agreement”) of COPLP to amend the terms thereof relating to the Series I Units.  The Amended Agreement includes provisions to:

•	reduce the priority annual cumulative return on the Series I Units from and after September 23, 2019 to 3.5% of their liquidation value and eliminate provisions for future increases;

•
extend the earliest date that COPLP may redeem the Series I Units. Under the Amended Agreement, the Series I Units are redeemable by COPLP effective on or after January 1, 2020, provided that COPLP provides notice to TRC six months prior to the effective date of the redemption; and

•
establish that COPLP provide notice to TRC for defined periods of time in advance of COPLP’s sale of a defined property or repayment or refinancing of certain defined debt. Following receipt of such notice, in certain defined instances, TRC will have the ability to require COPLP to redeem the Series I Units at par.

The description of the terms of the Amended Agreement included herein is a summary, which does not purport to be complete and is qualified in its entirety by reference to the copy thereof attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Indenture, dated as of April 8, 2019, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Registration Statement on Form S-3 (Commission File No. 333-230764) and incorporated herein by reference).

10.2	First Amendment to Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. dated July 31, 2019 (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	August 5, 2019	Dated:	August 5, 2019