Form 10-Q
period 2019-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2019-11-01
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 25, 2019, 112,058,925 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2019, COPT owned 98.7% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,713,900	$2,847,265
Projects in development or held for future development	544,923	403,361
Total properties, net	3,258,823	3,250,626
Property - operating right-of-use assets	27,325	—
Property - finance right-of-use assets	40,467	—
Assets held for sale, net	61,728	—
Cash and cash equivalents	34,005	8,066
Investment in unconsolidated real estate joint ventures	49,408	39,845
Accounts receivable	37,623	26,277
Deferred rent receivable	88,001	89,350
Intangible assets on real estate acquisitions, net	29,454	43,470
Deferred leasing costs (net of accumulated amortization of $34,198 and $31,994, respectively)	55,839	50,191
Investing receivables	72,114	56,982
Prepaid expenses and other assets, net	100,582	91,198
Total assets	$3,855,369	$3,656,005
Liabilities and equity
Liabilities:
Debt, net	$1,862,301	$1,823,909
Accounts payable and accrued expenses	141,242	92,855
Rents received in advance and security deposits	27,975	30,079
Dividends and distributions payable	31,345	30,856
Deferred revenue associated with operating leases	7,665	9,125
Property - operating lease liabilities	16,686	—
Interest rate derivatives	34,825	5,459
Other liabilities	8,706	10,414
Total liabilities	2,130,745	2,002,697
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	28,677	26,260
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,059,175 at September 30, 2019 and 110,241,868 at December 31, 2018)	1,121	1,102
Additional paid-in capital	2,480,083	2,431,355
Cumulative distributions in excess of net income	(790,235)	(846,808)
Accumulated other comprehensive loss	(34,580)	(238)
Total Corporate Office Properties Trust’s shareholders’ equity	1,656,389	1,585,411
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,365	19,168
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,393	13,669
Noncontrolling interests in subsidiaries	39,558	41,637
Total equity	1,695,947	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,855,369	$3,656,005

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$129,461	$127,691	$391,779	$382,731
Other property revenue	1,273	1,297	3,716	3,697
Construction contract and other service revenues	28,697	8,423	87,946	53,202
Total revenues	159,431	137,411	483,441	439,630
Operating expenses
Property operating expenses	49,714	49,340	147,045	149,737
Depreciation and amortization associated with real estate operations	34,692	34,195	104,290	100,897
Construction contract and other service expenses	27,802	8,058	85,130	51,215
Impairment losses	327	—	327	—
General, administrative and leasing expenses	7,929	6,899	26,066	21,819
Business development expenses and land carry costs	964	1,567	2,947	4,415
Total operating expenses	121,428	100,059	365,805	328,083
Interest expense	(17,126)	(19,181)	(54,275)	(56,910)
Interest and other income	1,842	1,486	5,977	4,284
Gain on sales of real estate	—	—	84,469	(27)
Income before equity in income of unconsolidated entities and income taxes	22,719	19,657	153,807	58,894
Equity in income of unconsolidated entities	396	374	1,207	1,120
Income tax benefit	131	291	113	173
Net income	23,246	20,322	155,127	60,187
Net income attributable to noncontrolling interests:
Common units in COPLP	(267)	(380)	(1,863)	(1,532)
Preferred units in COPLP	(157)	(165)	(487)	(495)
Other consolidated entities	(1,565)	(1,080)	(3,870)	(2,879)
Net income attributable to COPT common shareholders	$21,257	$18,697	$148,907	$55,281

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.19	$0.18	$1.34	$0.54
Net income attributable to COPT common shareholders - diluted	$0.19	$0.18	$1.33	$0.54

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$23,246	$20,322	$155,127	$60,187
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(11,047)	1,325	(33,437)	7,913
Gain on interest rate derivatives recognized in interest expense	(307)	(207)	(1,434)	(9)
Other comprehensive (loss) income	(11,354)	1,118	(34,871)	7,904
Comprehensive income	11,892	21,440	120,256	68,091
Comprehensive income attributable to noncontrolling interests	(1,750)	(1,647)	(5,691)	(5,145)
Comprehensive income attributable to COPT	$10,142	$19,793	$114,565	$62,946

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2018
Balance at June 30, 2018 (103,260,495 common shares outstanding)	$1,033	$2,254,430	$(822,270)	$9,012	$66,280	$1,508,485
Conversion of common units to common shares (1,841,810 shares)	18	26,503	—	—	(26,521)	—
Common shares issued under forward equity sale agreements (2,750,000 shares)	27	80,076	—	—	—	80,103
Common shares issued under at-the-market program (991,664 shares)	10	29,722	—	—	—	29,732
Share-based compensation (4,254 shares issued, net of redemptions)	—	1,779	—	—	—	1,779
Redemption of vested equity awards	—	(86)	—	—	—	(86)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,367)	—	—	1,367	—
Comprehensive income	—	—	18,697	1,096	973	20,766
Dividends	—	—	(29,935)	—	—	(29,935)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(538)	(538)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(573)	—	—	—	(573)
Balance at September 30, 2018 (108,848,223 common shares outstanding)	$1,088	$2,390,484	$(833,508)	$10,108	$41,557	$1,609,729

For the Three Months Ended September 30, 2019
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111
Conversion of common units to common shares (97,539 shares)	1	1,475	—	—	(1,476)	—
Redemption of common units	—	—	—	—	(24)	(24)
Share-based compensation (11,749 shares issued, net of redemptions)	1	1,525	—	—	369	1,895
Redemption of vested equity awards	—	(53)	—	—	—	(53)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	312	—	—	(312)	—
Comprehensive income	—	—	21,257	(11,115)	565	10,707
Dividends	—	—	(30,825)	—	—	(30,825)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(517)	(517)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(5,878)	(5,878)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	1,531	—	—	—	1,531
Balance at September 30, 2019 (112,059,175 common shares outstanding)	$1,121	$2,480,083	$(790,235)	$(34,580)	$39,558	$1,695,947

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2018
Balance at December 31, 2017 (101,292,299 common shares outstanding)	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (1,895,627 shares)	19	27,263	—	—	(27,282)	—
Common shares issued under forward equity sale agreements (4,527,000 shares)	45	132,285	—	—	—	132,330
Common shares issued under at-the-market program (991,664 shares)	10	29,722	—	—	—	29,732
Share-based compensation (141,633 shares issued, net of redemptions)	1	5,178	—	—	—	5,179
Redemption of vested equity awards	—	(1,611)	—	—	—	(1,611)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(2,069)	—	—	2,069	—
Comprehensive income	—	—	55,281	7,665	3,242	66,188
Dividends	—	—	(86,428)	—	—	(86,428)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(2,626)	(2,626)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(11)	(11)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,331)	—	—	—	(1,331)
Balance at September 30, 2018 (108,848,223 common shares outstanding)	$1,088	$2,390,484	$(833,508)	$10,108	$41,557	$1,609,729

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (103,039 shares)	1	1,555	—	—	(1,556)	—
Redemption of common units	—	—	—	—	(25)	(25)
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (100,181 shares issued, net of redemptions)	2	4,574	—	—	954	5,530
Redemption of vested equity awards	—	(1,973)	—	—	—	(1,973)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(522)	—	—	522	—
Comprehensive income	—	—	148,907	(34,342)	2,962	117,527
Dividends	—	—	(92,334)	—	—	(92,334)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,620)	(1,620)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(5,886)	(5,886)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,344)	—	—	—	(1,344)
Balance at September 30, 2019 (112,059,175 common shares outstanding)	$1,121	$2,480,083	$(790,235)	$(34,580)	$39,558	$1,695,947

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$391,758	$395,172
Construction contract and other service revenues received	65,813	27,450
Property operating expenses paid	(151,478)	(150,039)
Construction contract and other service expenses paid	(68,599)	(71,034)
General, administrative, leasing, business development and land carry costs paid	(23,806)	(20,858)
Interest expense paid	(52,818)	(55,611)
Lease incentives paid	(6,366)	(5,985)
Other	2,533	2,572
Net cash provided by operating activities	157,037	121,667
Cash flows from investing activities
Construction, development and redevelopment	(308,997)	(105,852)
Tenant improvements on operating properties	(16,466)	(27,962)
Other capital improvements on operating properties	(14,497)	(13,357)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	129,783	—
Sale of properties	107,440	—
Distributions from unconsolidated real estate joint ventures	16,937	1,469
Investing receivables funded	(11,169)	—
Leasing costs paid	(13,502)	(6,277)
Other	1,558	(707)
Net cash used in investing activities	(108,913)	(152,686)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	349,000	208,000
Other debt proceeds	32,002	11,267
Repayments of debt
Revolving Credit Facility	(342,000)	(235,000)
Scheduled principal amortization	(3,300)	(3,161)
Deferred financing costs paid	(405)	(3,413)
Payments on finance lease liabilities	(173)	(15,379)
Net proceeds from issuance of common shares	46,415	162,230
Common share dividends paid	(91,835)	(84,349)
Distributions paid to noncontrolling interests in COPLP	(1,661)	(3,169)
Distributions paid to noncontrolling interests in other consolidated entities	(5,882)	(7)
Redemption of vested equity awards	(1,973)	(1,611)
Other	(2,755)	(6,288)
Net cash (used in) provided by financing activities	(22,567)	29,120
Net increase (decrease) in cash and cash equivalents and restricted cash	25,557	(1,899)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$37,507	$12,932

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$155,127	$60,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	105,686	102,440
Impairment losses	327	—
Amortization of deferred financing costs and net debt discounts	2,716	2,478
Increase in deferred rent receivable	(4,184)	(3,687)
Gain on sales of real estate	(84,469)	27
Share-based compensation	4,979	4,735
Other	(4,296)	(1,969)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,483)	12,404
Increase in prepaid expenses and other assets, net	(26,878)	(3,810)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	19,616	(48,649)
Decrease in rents received in advance and security deposits	(2,104)	(2,489)
Net cash provided by operating activities	$157,037	$121,667
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$34,005	$9,492
Restricted cash at end of period	3,502	3,440
Cash and cash equivalents and restricted cash at end of period	$37,507	$12,932
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$29,457	$3,550
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$255	$—
Non-cash changes from property dispositions
Contribution of properties to unconsolidated real estate joint venture	$99,288	$—
Investment in unconsolidated real estate joint venture retained in disposition	$26,500	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(34,951)	$7,802
Dividends/distributions payable	$31,345	$30,483
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,556	$27,282
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$522	$2,069
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$1,344	$1,331

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Properties, net:
Operating properties, net	$2,713,900	$2,847,265
Projects in development or held for future development	544,923	403,361
Total properties, net	3,258,823	3,250,626
Property - operating right-of-use assets	27,325	—
Property - finance right-of-use assets	40,467	—
Assets held for sale, net	61,728	—
Cash and cash equivalents	34,005	8,066
Investment in unconsolidated real estate joint ventures	49,408	39,845
Accounts receivable	37,623	26,277
Deferred rent receivable	88,001	89,350
Intangible assets on real estate acquisitions, net	29,454	43,470
Deferred leasing costs (net of accumulated amortization of $34,198 and $31,994, respectively)	55,839	50,191
Investing receivables	72,114	56,982
Prepaid expenses and other assets, net	96,325	87,330
Total assets	$3,851,112	$3,652,137
Liabilities and equity
Liabilities:
Debt, net	$1,862,301	$1,823,909
Accounts payable and accrued expenses	141,242	92,855
Rents received in advance and security deposits	27,975	30,079
Distributions payable	31,345	30,856
Deferred revenue associated with operating leases	7,665	9,125
Property - operating lease liabilities	16,686	—
Interest rate derivatives	34,825	5,459
Other liabilities	4,449	6,546
Total liabilities	2,126,488	1,998,829
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	28,677	26,260
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at September 30, 2019 and December 31, 2018	8,800	8,800
Common units, 112,059,175 and 110,241,868 held by the general partner and 1,484,425 and 1,332,886 held by limited partners at September 30, 2019 and December 31, 2018, respectively	1,710,600	1,604,655
Accumulated other comprehensive loss	(34,891)	(121)
Total Corporate Office Properties, L.P.’s equity	1,684,509	1,613,334
Noncontrolling interests in subsidiaries	11,438	13,714
Total equity	1,695,947	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,851,112	$3,652,137

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$129,461	$127,691	$391,779	$382,731
Other property revenue	1,273	1,297	3,716	3,697
Construction contract and other service revenues	28,697	8,423	87,946	53,202
Total revenues	159,431	137,411	483,441	439,630
Operating expenses
Property operating expenses	49,714	49,340	147,045	149,737
Depreciation and amortization associated with real estate operations	34,692	34,195	104,290	100,897
Construction contract and other service expenses	27,802	8,058	85,130	51,215
Impairment losses	327	—	327	—
General, administrative and leasing expenses	7,929	6,899	26,066	21,819
Business development expenses and land carry costs	964	1,567	2,947	4,415
Total operating expenses	121,428	100,059	365,805	328,083
Interest expense	(17,126)	(19,181)	(54,275)	(56,910)
Interest and other income	1,842	1,486	5,977	4,284
Gain on sales of real estate	—	—	84,469	(27)
Income before equity in income of unconsolidated entities and income taxes	22,719	19,657	153,807	58,894
Equity in income of unconsolidated entities	396	374	1,207	1,120
Income tax benefit	131	291	113	173
Net income	23,246	20,322	155,127	60,187
Net income attributable to noncontrolling interests in consolidated entities	(1,565)	(1,080)	(3,870)	(2,879)
Net income attributable to COPLP	21,681	19,242	151,257	57,308
Preferred unit distributions	(157)	(165)	(487)	(495)
Net income attributable to COPLP common unitholders	$21,524	$19,077	$150,770	$56,813

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.19	$0.18	$1.34	$0.54
Net income attributable to COPLP common unitholders - diluted	$0.19	$0.18	$1.33	$0.54

(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$23,246	$20,322	$155,127	$60,187
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(11,047)	1,325	(33,437)	7,913
Gain on interest rate derivatives recognized in interest expense	(307)	(207)	(1,434)	(9)
Other comprehensive (loss) income	(11,354)	1,118	(34,871)	7,904
Comprehensive income	11,892	21,440	120,256	68,091
Comprehensive income attributable to noncontrolling interests	(1,464)	(1,080)	(3,769)	(2,879)
Comprehensive income attributable to COPLP	$10,428	$20,360	$116,487	$65,212

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	352,000	$8,800	106,457,556	$1,477,575	$9,235	$12,875	$1,508,485
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	2,750,000	80,103	—	—	80,103
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	4,254	1,779	—	—	1,779
Redemptions of vested equity awards	—	—	—	(86)	—	—	(86)
Comprehensive income	—	165	—	19,077	1,118	406	20,766
Distributions to owners of common and preferred units	—	(165)	—	(30,308)	—	—	(30,473)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(573)	—	—	(573)
Balance at September 30, 2018	352,000	$8,800	110,203,474	$1,577,299	$10,353	$13,277	$1,609,729

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111
Redemption of common units	—	—	(880)	(24)	—	—	(24)
Share-based compensation (units net of redemption)	—	—	11,749	1,895	—	—	1,895
Redemptions of vested equity awards	—	—	—	(53)	—	—	(53)
Comprehensive income	—	157	—	21,524	(11,253)	279	10,707
Distributions to owners of common and preferred units	—	(157)	—	(31,185)	—	—	(31,342)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(5,878)	(5,878)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	1,531	—	—	1,531
Balance at September 30, 2019	352,000	$8,800	113,543,600	$1,710,600	$(34,891)	$11,438	$1,695,947

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	352,000	$8,800	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	104,543,177	1,444,746	2,449	12,312	1,468,307
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	4,527,000	132,330	—	—	132,330
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	141,633	5,179	—	—	5,179
Redemptions of vested equity awards	—	—	—	(1,611)	—	—	(1,611)
Comprehensive income	—	495	—	56,813	7,904	976	66,188
Distributions to owners of common and preferred units	—	(495)	—	(88,559)	—	—	(89,054)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(11)	(11)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(1,331)	—	—	(1,331)
Balance at September 30, 2018	352,000	$8,800	110,203,474	$1,577,299	$10,353	$13,277	$1,609,729

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Redemption of common units	—	—	(924)	(25)	—	—	(25)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	355,683	5,530	—	—	5,530
Redemptions of vested equity awards	—	—	—	(1,973)	—	—	(1,973)
Comprehensive income	—	487	—	150,770	(34,770)	1,040	117,527
Distributions to owners of common and preferred units	—	(487)	—	(93,467)	—	—	(93,954)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(5,886)	(5,886)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(1,344)	—	—	(1,344)
Balance at September 30, 2019	352,000	$8,800	113,543,600	$1,710,600	$(34,891)	$11,438	$1,695,947
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$391,758	$395,172
Construction contract and other service revenues received	65,813	27,450
Property operating expenses paid	(151,478)	(150,039)
Construction contract and other service expenses paid	(68,599)	(71,034)
General, administrative, leasing, business development and land carry costs paid	(23,806)	(20,858)
Interest expense paid	(52,818)	(55,611)
Lease incentives paid	(6,366)	(5,985)
Other	2,533	2,572
Net cash provided by operating activities	157,037	121,667
Cash flows from investing activities
Construction, development and redevelopment	(308,997)	(105,852)
Tenant improvements on operating properties	(16,466)	(27,962)
Other capital improvements on operating properties	(14,497)	(13,357)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	129,783	—
Sale of properties	107,440	—
Distributions from unconsolidated real estate joint ventures	16,937	1,469
Investing receivables funded	(11,169)	—
Leasing costs paid	(13,502)	(6,277)
Other	1,558	(707)
Net cash used in investing activities	(108,913)	(152,686)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	349,000	208,000
Other debt proceeds	32,002	11,267
Repayments of debt
Revolving Credit Facility	(342,000)	(235,000)
Scheduled principal amortization	(3,300)	(3,161)
Deferred financing costs paid	(405)	(3,413)
Payments on finance lease liabilities	(173)	(15,379)
Net proceeds from issuance of common units	46,415	162,230
Common unit distributions paid	(93,001)	(87,023)
Distributions paid to noncontrolling interests in other consolidated entities	(5,882)	(7)
Redemption of vested equity awards	(1,973)	(1,611)
Other	(3,250)	(6,783)
Net cash (used in) provided by financing activities	(22,567)	29,120
Net increase (decrease) in cash and cash equivalents and restricted cash	25,557	(1,899)
Cash and cash equivalents and restricted cash
Beginning of period	11,950	14,831
End of period	$37,507	$12,932

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$155,127	$60,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	105,686	102,440
Impairment losses	327	—
Amortization of deferred financing costs and net debt discounts	2,716	2,478
Increase in deferred rent receivable	(4,184)	(3,687)
Gain on sales of real estate	(84,469)	27
Share-based compensation	4,979	4,735
Other	(4,296)	(1,969)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,483)	12,404
Increase in prepaid expenses and other assets, net	(26,489)	(4,080)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	19,227	(48,379)
Decrease in rents received in advance and security deposits	(2,104)	(2,489)
Net cash provided by operating activities	$157,037	$121,667
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261
Restricted cash at beginning of period	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831

Cash and cash equivalents at end of period	$34,005	$9,492
Restricted cash at end of period	3,502	3,440
Cash and cash equivalents and restricted cash at end of period	$37,507	$12,932
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$29,457	$3,550
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$255	$—
Non-cash changes from property dispositions
Contribution of properties to unconsolidated real estate joint venture	$99,288	$—
Investment in unconsolidated real estate joint venture retained in disposition	$26,500	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(34,951)	$7,802
Distributions payable	$31,345	$30,483
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$1,344	$1,331

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of September 30, 2019, our properties included the following:

•
169 properties totaling 19.0 million square feet comprised of 15.3 million square feet in 147 office properties and 3.7 million square feet in 22 single-tenant data center shell properties (“data center shells”). We owned 13 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
15 properties under construction or redevelopment (ten office properties and five data center shells) that we estimate will total approximately 2.6 million square feet upon completion, including two partially-operational properties; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.2 million square feet and 150 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2019, COPT owned 98.7% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. However, COPLP’s common units include a special class of unit referred to as profit interest units (“PIUs”) originating from certain share-based compensation awards issued to executives (described further in Note 15) that are subject to vesting and certain tax event criteria, and accordingly may carry different rights to redemption and distributions than non-PIU common units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $4.3 million as of September 30, 2019, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and included in the line entitled “other liabilities” on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$4,232	$—	$—	$4,232
Other	25	—	—	25
Interest rate derivatives (1)	—	32	—	32
Total assets	$4,257	$32	$—	$4,289
Liabilities:
Deferred compensation plan liability (2)	$—	$4,257	$—	$4,257
Interest rate derivatives	—	34,825	—	34,825
Total liabilities	$—	$39,082	$—	$39,082

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$32	$—	$32
Liabilities:
Interest rate derivatives	$—	$34,825	$—	$34,825

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

In the third quarter of 2019, we determined that the carrying amount of land held in Frederick, Maryland would not be recovered from its eventual disposition. As a result, we recognized an impairment loss of $327,000 in order to adjust the land to its estimated fair value.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$460,110	$503,274
Buildings and improvements	3,233,143	3,241,894
Less: Accumulated depreciation	(979,353)	(897,903)
Operating properties, net	$2,713,900	$2,847,265

As of September 30, 2019, we were under contract to sell controlling interests in two data center shell properties in Virginia; we expect this sale to occur in the fourth quarter of 2019. The table below sets forth the components of assets held for sale on our consolidated balance sheet as of September 30, 2019 for these properties (in thousands):

Properties, net	$60,566
Deferred rent receivable	1,128
Deferred leasing costs, net	34
Assets held for sale, net	$61,728

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

2019 Construction Activities

During the nine months ended September 30, 2019, we placed into service 794,000 square feet in seven newly-constructed properties (including one partially-operational property) and 10,000 in one partially-operational property under redevelopment. As of September 30, 2019, we had 14 properties under construction (including one partially-operational property), or which we were contractually committed to construct, that we estimate will total 2.5 million square feet upon completion and one partially-operational property under redevelopment that we estimate will total 106,000 square feet upon completion.

5.    Leases

Lessor arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of September 30, 2019, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 15 years and averaging approximately five years. These leases usually include options under which the tenant may renew its lease based on market rates at the time of renewal, which are then typically subject to further negotiation. These leases occasionally provide the tenant with an option to terminate its lease early usually for a defined termination fee. While a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured for virtually all of these leases.

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

The table below sets forth our allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

Lease revenue	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Fixed contractual payments	$102,389	$311,226
Variable lease payments	27,072	80,553
	$129,461	$391,779

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	September 30, 2019	December 31, 2018
2019 (1)	$102,289	$400,617
2020	378,897	337,646
2021	322,194	280,369
2022	284,935	246,329
2023	231,613	194,888
Thereafter	605,681	523,932
	$1,925,609	$1,983,781

(1) As of September 30, 2019, represents the three months ending December 31, 2019.

Lessee arrangements

We lease from third parties land underlying certain properties that we are operating or developing. These ground leases have long durations with remaining terms ranging from 30 years (excluding extension options) to 97 years. As of September 30, 2019, our balance sheet included $67.8 million in right-of-use assets associated with ground leases that included:

•
$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 97-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2020;

•	$10.3 million for land underlying office properties in Washington, DC under two leases with remaining terms of approximately 80 years;

•
$6.5 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 29 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;

•
$6.7 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture all of the rent on which was previously paid. These leases had remaining terms ranging from 63 to 75 years;

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

As of September 30, 2019, our balance sheet also included right-of-use lease assets totaling $1.2 million in connection with vehicles and office equipment that we lease from third parties.

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

Our right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$27,325
Finance leases
Property	Property - finance right-of-use assets	40,467
Vehicles and office equipment	Prepaid expenses and other assets, net	1,193
Total finance lease right-of-use assets		41,660

Total right-of-use assets		$68,985

Lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$16,686
Finance leases	Other liabilities	1,165

Total lease liabilities		$17,851

The table below sets forth the weighted average terms and discount rates of our leases as of September 30, 2019:

Weighted average remaining lease term
Operating leases	69 years
Finance leases	1 year
Weighted average discount rate
Operating leases	7.35%
Finance leases	3.11%

The table below presents our total lease cost (in thousands):

Lease cost	Statement of Operations Location	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost
Property leases	Property operating expenses	$413	$1,239
Vehicles and office equipment	General, administrative and leasing expenses	18	53
Finance lease cost
Amortization of vehicles and office equipment right-of-use assets	General, administrative and leasing expenses	114	343
Amortization of property right-of-use assets	Property operating expenses	9	21
Interest on lease liabilities	Interest expense	3	10
		$557	$1,666

The table below presents the effect of lease payments on our consolidated statement of cash flows (in thousands):

Supplemental cash flow information	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$804
Operating cash flows for financing leases	$10
Financing cash flows for financing leases	$173

Payments on leases as of September 30, 2019 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019 (1)	$279	$52	$331
2020	1,126	862	1,988
2021	1,111	202	1,313
2022	1,129	64	1,193
2023	1,134	—	1,134
Thereafter	99,187	—	99,187
Total lease payments	103,966	1,180	105,146
Less: Amount representing interest	(87,280)	(15)	(87,295)
Lease liability	$16,686	$1,165	$17,851

(1) Represents the three months ending December 31, 2019.

Future minimum rental payments on leases as of December 31, 2018 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$1,101	$219	$1,320
2020	1,110	844	1,954
2021	1,094	184	1,278
2022	1,115	49	1,164
2023	1,119	—	1,119
Thereafter	83,373	—	83,373
Total lease payments	$88,912	1,296	90,208
Less: Amount representing interest	N/A	(24)	(24)
Total	N/A	$1,272	$90,184

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2019 (dollars in thousands):

				September 30, 2019 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$219,914	$74,333	$69,519
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	84,662	64,539	57,315
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	111,994	111,467	42,464
				$416,570	$250,339	$169,298

(1)	Excludes amounts eliminated in consolidation.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2019	December 31, 2018
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$38,273	$39,845
BREIT COPT DC JV LLC	6/20/2019	10%	7	11,135	—
			13	$49,408	$39,845
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

7.    Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Notes receivable from the City of Huntsville	$58,021	$53,961
Other investing loans receivable	14,093	3,021
	$72,114	$56,982

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

We did not have an allowance for credit losses in connection with our investing receivables as of September 30, 2019 or December 31, 2018.  The fair value of these receivables was approximately $74 million as of September 30, 2019 and $58 million as of December 31, 2018.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Lease incentives, net	$26,179	$21,258
Prepaid expenses	25,158	25,658
Construction contract costs incurred in excess of billings	16,743	3,189
Furniture, fixtures and equipment, net (1)	7,931	8,630
Non-real estate equity investments	6,153	5,940
Deferred financing costs, net (2)	3,914	4,733
Restricted cash	3,502	3,884
Deferred tax asset, net (3)	2,294	2,084
Interest rate derivatives	32	5,617
Other assets	4,419	6,337
Total for COPLP and subsidiaries	96,325	87,330
Marketable securities in deferred compensation plan	4,257	3,868
Total for COPT and subsidiaries	$100,582	$91,198

(1) Includes $1.2 million in finance right-of-use assets as of September 30, 2019.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(3) Includes a valuation allowance of $2.0 million as of September 30, 2019 and $2.7 million as of December 31, 2018.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2019	December 31, 2018	September 30, 2019
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$144,270	$147,141	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	55,923	23,282	LIBOR + 1.45% to 2.35% (5)	2020-2026
Total mortgage and other secured debt	200,193	170,423
Revolving Credit Facility	220,000	213,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (7)
Term Loan Facility (8)	248,598	248,273	LIBOR + 0.85% to 1.65% (9)	2022
Unsecured Senior Notes
3.600%, $350,000 aggregate principal	348,319	347,986	3.60% (10)	May 2023
5.250%, $250,000 aggregate principal	247,521	247,136	5.25% (11)	February 2024
3.700%, $300,000 aggregate principal	299,196	298,815	3.70% (12)	June 2021
5.000%, $300,000 aggregate principal	297,403	297,109	5.00% (13)	July 2025
Unsecured note payable	1,071	1,167	0% (14)	May 2026
Total debt, net	$1,862,301	$1,823,909

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.3 million as of September 30, 2019 and $7.2 million as of December 31, 2018.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $233,000 as of September 30, 2019 and $281,000 as of December 31, 2018.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of September 30, 2019.

(4)	Includes a construction loan with $76.9 million in remaining borrowing capacity as of September 30, 2019.

(5)	The weighted average interest rate on our variable rate secured debt was 4.18% as of September 30, 2019.

(6)	The weighted average interest rate on the Revolving Credit Facility was 3.05% as of September 30, 2019.

(7)
The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.

(8)
As of September 30, 2019, we have the ability to borrow an additional $150.0 million in the aggregate under this facility, provided that there is no default under the facility and subject to the approval of the lenders. In addition, in connection with our Revolving Credit Facility, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

(9)	The interest rate on this loan was 3.35% as of September 30, 2019.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.2 million as of September 30, 2019 and $1.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $2.2 million as of September 30, 2019 and $2.6 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $638,000 as of September 30, 2019 and $943,000 as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $2.2 million as of September 30, 2019 and $2.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $240,000 as of September 30, 2019 and $294,000 as of December 31, 2018.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2019, we were within the compliance requirements of these financial covenants.

We capitalized interest costs of $2.9 million in the three months ended September 30, 2019, $1.4 million in the three months ended September 30, 2018, $7.3 million in the nine months ended September 30, 2019 and $4.2 million in the nine months ended September 30, 2018.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,192,439	$1,226,437	$1,191,046	$1,219,603
Other fixed-rate debt	145,341	150,500	148,308	147,106
Variable-rate debt	524,521	532,161	484,555	486,497
	$1,862,301	$1,909,098	$1,823,909	$1,853,206

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2019	December 31, 2018
$100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	$—	$472
12,538	(1)	1.3900%	One-Month LIBOR	10/13/2015	10/1/2020	32	239
100,000		1.9013%	One-Month LIBOR	9/1/2016	12/1/2022	(1,547)	1,968
100,000		1.9050%	One-Month LIBOR	9/1/2016	12/1/2022	(1,558)	1,967
50,000		1.9079%	One-Month LIBOR	9/1/2016	12/1/2022	(784)	971
11,200	(2)	1.6780%	One-Month LIBOR	8/1/2019	8/1/2026	(202)	—
75,000		3.1760%	Three-Month LIBOR	6/30/2020	6/30/2030	(11,204)	(2,676)
75,000		3.1920%	Three-Month LIBOR	6/30/2020	6/30/2030	(11,315)	(2,783)
75,000		2.7440%	Three-Month LIBOR	6/30/2020	6/30/2030	(8,215)	—
						$(34,793)	$158

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

(2)	The notional amount of this instrument is scheduled to amortize to $10.0 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$32	$5,617
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(34,825)	$(5,459)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Gain Recognized in AOCL on Derivatives				Amount of Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Hedging Relationships	2019	2018	2019	2018	2019	2018	2019	2018
Interest rate derivatives	$(11,047)	$1,325	$(33,437)	$7,913	$307	$207	$1,434	$9

Over the next 12 months, we estimate that approximately $612,000 in losses will be reclassified from accumulated other comprehensive loss (“AOCL”) as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2019, we are not in default with any of these provisions. As of September 30, 2019, the fair value of interest rate derivatives in a liability position related to these agreements was $34.9 million, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2019, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $34.9 million as of September 30, 2019.

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

	For the Nine Months Ended September 30,
	2019	2018
Beginning balance	$26,260	$23,125
Contributions from noncontrolling interests	—	186
Distributions to noncontrolling interests	(1,656)	(1,114)
Net income attributable to noncontrolling interests	2,729	1,903
Adjustment to arrive at fair value of interests	1,344	1,331
Ending balance	$28,677	$25,431

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

12.    Equity

COPLP Limited Partner Preferred Units

COPLP has 352,000 Series I Preferred Units outstanding to an unrelated party with an aggregate liquidation preference of $8.8 million ($25.00 per unit), plus any accrued and unpaid distributions of return thereon. On July 31, 2019, we amended the terms of these units to:

•	reduce the priority annual cumulative return from 7.5% of the units’ liquidation preference to 3.5% effective September 23, 2019, and eliminate provisions for future increases previously in place;

•
extend the earliest date that COPLP may redeem the units. As amended, the units may be redeemed for cash by COPLP at COPLP’s option on or after January 1, 2020, provided that COPLP provides notice to the unit holder six months prior to the effective date of the redemption; and

•
establish that COPLP provide notice to the unit holder for defined periods of time in advance of the sale of certain property or repayment or refinancing of certain debt, after which, in certain instances, the unit holder would have the ability to require COPLP to redeem the units at their liquidation preference.

Common Shares/Units

COPT issued 1.6 million common shares under its forward equity sale agreements for net proceeds of $46.5 million on March 27, 2019, after which it had no remaining capacity under the agreements. COPT contributed the net proceeds from this issuance to COPLP in exchange for an equal number of units in COPLP.

As of September 30, 2019, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the nine months ended September 30, 2019, certain COPLP limited partners converted 103,039 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and distributions per COPLP common unit of $0.275 in the three months ended September 30, 2019 and 2018 and $0.825 in the nine months ended September 30, 2019 and 2018.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2019
Revenues from real estate operations	$63,436	$13,551	$12,703	$8,183	$4,171	$5,913	$107,957	$15,508	$6,565	$704	$130,734
Property operating expenses	(20,743)	(4,965)	(7,149)	(3,581)	(1,717)	(518)	(38,673)	(7,343)	(3,374)	(324)	(49,714)
UJV NOI allocable to COPT	—	—	—	—	—	1,601	1,601	—	—	—	1,601
NOI from real estate operations	$42,693	$8,586	$5,554	$4,602	$2,454	$6,996	$70,885	$8,165	$3,191	$380	$82,621
Additions to long-lived assets	$10,770	$2,922	$—	$2,003	$446	$—	$16,141	$6,339	$61	$19	$22,560
Transfers from non-operating properties	$1,381	$118	$2,120	$—	$4,152	$9,483	$17,254	$—	$(1,012)	$—	$16,242
Three Months Ended September 30, 2018
Revenues from real estate operations	$61,396	$13,960	$11,254	$7,899	$3,734	$6,689	$104,932	$15,272	$7,781	$1,003	$128,988
Property operating expenses	(19,847)	(5,518)	(6,432)	(3,208)	(1,569)	(574)	(37,148)	(7,425)	(3,965)	(802)	(49,340)
UJV NOI allocable to COPT	—	—	—	—	—	1,206	1,206	—	—	—	1,206
NOI from real estate operations	$41,549	$8,442	$4,822	$4,691	$2,165	$7,321	$68,990	$7,847	$3,816	$201	$80,854
Additions to long-lived assets	$11,211	$2,305	$—	$1,758	$33	$—	$15,307	$5,670	$370	$(88)	$21,259
Transfers from non-operating properties	$14,698	$1,550	$—	$(17)	$13	$30,286	$46,530	$—	$155	$—	$46,685
Nine Months Ended September 30, 2019
Revenues from real estate operations	$187,778	$42,294	$36,368	$24,523	$12,078	$21,891	$324,932	$45,359	$22,996	$2,208	$395,495
Property operating expenses	(62,422)	(14,951)	(19,756)	(10,271)	(4,855)	(1,630)	(113,885)	(22,349)	(9,830)	(981)	(147,045)
UJV NOI allocable to COPT	—	—	—	—	—	4,071	4,071	—	—	—	4,071
NOI from real estate operations	$125,356	$27,343	$16,612	$14,252	$7,223	$24,332	$215,118	$23,010	$13,166	$1,227	$252,521
Additions to long-lived assets	$22,204	$6,072	$—	$7,948	$1,282	$—	$37,506	$15,198	$312	$63	$53,079
Transfers from non-operating properties	$7,759	$4,647	$10,456	$—	$13,363	$122,115	$158,340	$—	$(1,012)	$—	$157,328
Segment assets at September 30, 2019	$1,271,668	$398,137	$147,505	$186,243	$118,839	$298,675	$2,421,067	$393,747	$205,550	$3,708	$3,024,072
Nine Months Ended September 30, 2018
Revenues from real estate operations	$186,171	$39,639	$35,079	$23,896	$11,019	$18,475	$314,279	$45,852	$23,963	$2,334	$386,428
Property operating expenses	(61,550)	(15,150)	(20,524)	(9,943)	(4,518)	(2,167)	(113,852)	(22,472)	(12,373)	(1,040)	(149,737)
UJV NOI allocable to COPT	—	—	—	—	—	3,607	3,607	—	—	—	3,607
NOI from real estate operations	$124,621	$24,489	$14,555	$13,953	$6,501	$19,915	$204,034	$23,380	$11,590	$1,294	$240,298
Additions to long-lived assets	$26,483	$5,431	$—	$4,316	$463	$—	$36,693	$14,915	$487	$227	$52,322
Transfers from non-operating properties	$34,919	$2,243	$—	$(17)	$483	$61,075	$98,703	$—	$2,300	$—	$101,003
Segment assets at September 30, 2018	$1,280,837	$394,066	$126,047	$189,406	$105,315	$359,653	$2,455,324	$396,624	$219,041	$3,997	$3,074,986

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenues from real estate operations	$130,734	$128,988	$395,495	$386,428
Construction contract and other service revenues	28,697	8,423	87,946	53,202
Total revenues	$159,431	$137,411	$483,441	$439,630

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
UJV NOI allocable to COPT	$1,601	$1,206	$4,071	$3,607
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,202)	(830)	(2,859)	(2,482)
Add: Equity in loss of unconsolidated non-real estate entities	(3)	(2)	(5)	(5)
Equity in income of unconsolidated entities	$396	$374	$1,207	$1,120

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Construction contract and other service revenues	$28,697	$8,423	$87,946	$53,202
Construction contract and other service expenses	(27,802)	(8,058)	(85,130)	(51,215)
NOI from service operations	$895	$365	$2,816	$1,987

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NOI from real estate operations	$82,621	$80,854	$252,521	$240,298
NOI from service operations	895	365	2,816	1,987
Interest and other income	1,842	1,486	5,977	4,284
Gain on sales of real estate	—	—	84,469	(27)
Equity in income of unconsolidated entities	396	374	1,207	1,120
Income tax benefit	131	291	113	173
Depreciation and other amortization associated with real estate operations	(34,692)	(34,195)	(104,290)	(100,897)
Impairment losses	(327)	—	(327)	—
General, administrative and leasing expenses	(7,929)	(6,899)	(26,066)	(21,819)
Business development expenses and land carry costs	(964)	(1,567)	(2,947)	(4,415)
Interest expense	(17,126)	(19,181)	(54,275)	(56,910)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,601)	(1,206)	(4,071)	(3,607)
Net income	$23,246	$20,322	$155,127	$60,187

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2019	September 30, 2018
Segment assets	$3,024,072	$3,074,986
Operating properties lease liabilities included in segment assets	16,645	—
Non-operating property assets	597,301	420,109
Other assets	217,351	155,271
Total COPT consolidated assets	$3,855,369	$3,650,366

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

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Construction contract revenues:
Guaranteed maximum price	$16,217	$1,840	$54,365	$31,865
Firm fixed price	2,349	3,653	6,009	16,376
Cost-plus fee	9,906	2,719	26,935	4,273
Other	225	211	637	688
	$28,697	$8,423	$87,946	$53,202

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Construction contract revenues:
Construction	$27,988	$8,160	$86,487	$50,743
Design	484	52	822	1,771
Other	225	211	637	688
	$28,697	$8,423	$87,946	$53,202

We recognized a (decrease) increase in revenue from performance obligations satisfied (or partially satisfied) in previous periods of $(1,000) in the three months ended September 30, 2018, and $18,000 and $318,000 in the nine months ended September 30, 2019 and 2018, respectively.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Beginning balance	$6,701	$4,577
Ending balance	$15,494	$5,571

Contract assets, which we refer to herein as construction costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Beginning balance	$3,189	$4,884
Ending balance	$16,743	$2,821

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Beginning balance	$568	$27,402
Ending balance	$725	$560
Portion of beginning balance recognized in revenue during:
Three months ended September 30	$—	$—
Nine months ended September 30	$445	$27,296

The change in the contract liabilities balance reported above for the nine months ended September 30, 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2019 that will be recognized as revenue in future periods was $27.5 million, approximately $23 million of which we expect to recognize during the remainder of 2019.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues and had no impairment losses on construction contracts receivable or unbilled construction revenue in the three or nine months ended September 30, 2019 and 2018.

15.    Share-Based Compensation

Restricted Shares

During the nine months ended September 30, 2019, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 185,095 restricted common shares with an aggregate grant date fair value of $4.9 million (weighted average of $26.41 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2019, forfeiture restrictions lapsed on 175,973 previously issued common shares; these shares had a weighted average grant date fair value of $28.05 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.6 million.

Deferred Share Awards

During the nine months ended September 30, 2019, certain non-employee Trustees were granted a total of 3,432 deferred share awards with an aggregate grant date fair value of $95,000 ($27.60 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2019, we issued 3,097 common shares in settlement of deferred share awards; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $86,000.

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

TB-PIUs

During the nine months ended September 30, 2019, our executives and certain non-employee Trustees were granted a total of 61,820 TB-PIUs with an aggregate grant date fair value of $1.6 million (weighted average of $26.01 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the first anniversary of the date of grant. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to COPT	$21,257	$18,697	$148,907	$55,281
Income attributable to share-based compensation awards	(123)	(114)	(495)	(348)
Numerator for basic EPS on net income attributable to COPT common shareholders	21,134	18,583	148,412	54,933
Redeemable noncontrolling interests	—	—	100	—
Income attributable to share-based compensation awards	5	—	26	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$21,139	$18,583	$148,538	$54,933
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,582	104,379	111,036	102,401
Dilutive effect of share-based compensation awards	361	231	313	165
Dilutive effect of redeemable noncontrolling interests	—	—	123	—
Dilutive effect of forward equity sale agreements	—	178	—	60
Denominator for diluted EPS (common shares)	111,943	104,788	111,472	102,626
Basic EPS	$0.19	$0.18	$1.34	$0.54
Diluted EPS	$0.19	$0.18	$1.33	$0.54

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Conversion of common units	1,312	2,135	1,323	2,847
Conversion of redeemable noncontrolling interests	975	—	893	—
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the nine months ended September 30, 2019 of 503,000;

•
weighted average restricted shares and deferred share awards for the three months ended September 30, 2019 and 2018 of 436,000 and 455,000, respectively, and for the nine months ended September 30, 2019 and 2018 of 441,000 and 452,000, respectively;

•
weighted average options for the three months ended September 30, 2019 and 2018 of 3,000 and 30,000, respectively, and for the nine months ended September 30, 2019 and 2018 of 16,000 and 45,000, respectively; and

•	weighted average unvested PIUs for the three and nine months ended September 30, 2019 of 62,000 and 47,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to COPLP	$21,681	$19,242	$151,257	$57,308
Preferred unit distributions	(157)	(165)	(487)	(495)
Income attributable to share-based compensation awards	(139)	(114)	(592)	(348)
Numerator for basic EPU on net income attributable to COPLP common unitholders	21,385	18,963	150,178	56,465
Redeemable noncontrolling interests	—		100	—
Income attributable to share-based compensation awards	5	—	26	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$21,390	$18,963	$150,304	$56,465
Denominator (all weighted averages):
Denominator for basic EPU (common units)	112,894	106,514	112,359	105,248
Dilutive effect of redeemable noncontrolling interests	—	—	123	—
Dilutive effect of share-based compensation awards	361	231	313	165
Dilutive effect of forward equity sale agreements	—	178	—	60
Denominator for diluted EPU (common units)	113,255	106,923	112,795	105,473
Basic EPU	$0.19	$0.18	$1.34	$0.54
Diluted EPU	$0.19	$0.18	$1.33	$0.54

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Conversion of redeemable noncontrolling interests	975	—	893	—
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the nine months ended September 30, 2019 of 503,000;

•
weighted average restricted units and deferred share awards for the three months ended September 30, 2019 and 2018 of 436,000 and 455,000, respectively, and for the nine months ended September 30, 2019 and 2018 of 441,000 and 452,000, respectively;

•
weighted average options for the three months ended September 30, 2019 and 2018 of 3,000 and 30,000, respectively, and for the nine months ended September 30, 2019 and 2018 of 16,000 and 45,000, respectively; and

•	weighted average unvested PIUs for the three and nine months ended September 30, 2019 of 62,000 and 47,000, respectively.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $34 million as of September 30, 2019. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2019, we do not expect any such future fundings will be required.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of September 30, 2019 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $217.1 million;

•	tenant and other capital improvements of $60.8 million;

•	third party construction obligations of $13.5 million; and

•	other obligations of $1.6 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2019:

•	we finished the period with our office and data center shell portfolio 92.7% occupied;

•	we placed into service 804,000 square feet in seven newly-constructed properties and one redeveloped property that were 100.0% leased as of September 30, 2019;

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

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	September 30, 2019	December 31, 2018
Occupancy rates at period end
Total	92.7%	93.0%
Defense/IT Locations:
Fort Meade/BW Corridor	92.0%	91.1%
Northern Virginia Defense/IT	82.3%	91.3%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	91.7%	90.5%
Redstone Arsenal	99.2%	99.0%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.3%	93.6%
Regional Office	88.6%	89.2%
Other	72.1%	77.2%
Average contractual annual rental rate per square foot at period end (1)	$29.56	$30.04

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2018	18,094	16,821
Vacated upon lease expiration (1)	—	(734)
Occupancy for new leases (2)	—	712
Constructed or redeveloped	804	804
Other changes	58	(38)
September 30, 2019	18,956	17,565

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the nine months ended September 30, 2019, we completed 4.2 million square feet of leasing, including: renewed leases on 1.5 million square feet, representing 75.4% of the square footage of our lease expirations (including the effect of early renewals); 2.1 million square feet of development and redevelopment space; and 622,000 square feet of vacant space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 82.1% leased as of September 30, 2019 and 87.6% leased as of December 31, 2018. Based on known lease terminations and non-renewals, we expect that the leased percentage of this property will decline to approximately 77% (or 14.8 megawatts) by December 2019 and 70% (or 13.6 megawatts) by July 2020.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2019 and 2018

	For the Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$130,734	$128,988	$1,746
Construction contract and other service revenues	28,697	8,423	20,274
Total revenues	159,431	137,411	22,020
Operating expenses
Property operating expenses	49,714	49,340	374
Depreciation and amortization associated with real estate operations	34,692	34,195	497
Construction contract and other service expenses	27,802	8,058	19,744
Impairment losses	327	—	327
General, administrative and leasing expenses	7,929	6,899	1,030
Business development expenses and land carry costs	964	1,567	(603)
Total operating expenses	121,428	100,059	21,369
Interest expense	(17,126)	(19,181)	2,055
Interest and other income	1,842	1,486	356
Equity in income of unconsolidated entities	396	374	22
Income tax benefit	131	291	(160)
Net income	$23,246	$20,322	$2,924

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$115,579	$113,107	$2,472
Lease termination revenue	823	759	64
Other property revenue	1,226	1,246	(20)
Same Properties total revenues	117,628	115,112	2,516
Constructed and redeveloped properties placed in service	6,535	2,431	4,104
Wholesale data center	6,565	7,781	(1,216)
Dispositions	—	3,389	(3,389)
Other	6	275	(269)
	130,734	128,988	1,746
Property operating expenses
Same Properties	(45,342)	(44,626)	(716)
Constructed and redeveloped properties placed in service	(1,004)	(415)	(589)
Wholesale data center	(3,374)	(3,965)	591
Dispositions	7	(163)	170
Other	(1)	(171)	170
	(49,714)	(49,340)	(374)

UJV NOI allocable to COPT
Same Properties	1,214	1,206	8
Other	387	—	387
	1,601	1,206	395

NOI from real estate operations
Same Properties	73,500	71,692	1,808
Constructed and redeveloped properties placed in service	5,531	2,016	3,515
Wholesale data center	3,191	3,816	(625)
Dispositions	7	3,226	(3,219)
Other	392	104	288
	$82,621	$80,854	$1,767

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$64,956	$63,505	$1,451
Regional Office	8,163	7,846	317
Other	381	341	40
	$73,500	$71,692	$1,808

Same Properties rent statistics
Average occupancy rate	91.9%	91.4%	0.5%
Average straight-line rent per occupied square foot (1)	$6.50	$6.43	$0.07

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 150 properties, comprising 86.2% of our office and data center shell portfolio’s square footage as of September 30, 2019. This pool of properties changed from the pool used for purposes of comparing 2018 and 2017 in our 2018 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2018 and the removal of six properties in which we sold a 90% interest in June 2019.

Our NOI from constructed and redeveloped properties placed in service included 12 properties and land under a long-term contract placed in service in 2018 and 2019.

NOI from Service Operations

	For the Three Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$28,697	$8,423	$20,274
Construction contract and other service expenses	27,802	8,058	19,744
NOI from service operations	$895	$365	$530

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

Interest expense

Interest expense decreased due primarily to increased capitalized interest resulting from a higher volume of active construction and development projects.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2019 and 2018

	For the Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$395,495	$386,428	$9,067
Construction contract and other service revenues	87,946	53,202	34,744
Total revenues	483,441	439,630	43,811
Operating expenses
Property operating expenses	147,045	149,737	(2,692)
Depreciation and amortization associated with real estate operations	104,290	100,897	3,393
Construction contract and other service expenses	85,130	51,215	33,915
Impairment losses	327	—	327
General, administrative and leasing expenses	26,066	21,819	4,247
Business development expenses and land carry costs	2,947	4,415	(1,468)
Total operating expenses	365,805	328,083	37,722
Interest expense	(54,275)	(56,910)	2,635
Interest and other income	5,977	4,284	1,693
Gain on sales of real estate	84,469	(27)	84,496
Equity in income of unconsolidated entities	1,207	1,120	87
Income tax benefit	113	173	(60)
Net income	$155,127	$60,187	$94,940

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$343,211	$338,908	$4,303
Lease termination revenue	1,629	2,325	(696)
Other property revenue	3,571	3,574	(3)
Same Properties total revenues	348,411	344,807	3,604
Constructed and redeveloped properties placed in service	16,657	5,684	10,973
Wholesale data center	22,996	23,963	(967)
Dispositions	7,208	11,173	(3,965)
Other	223	801	(578)
	395,495	386,428	9,067
Property operating expenses
Same Properties	(133,555)	(134,835)	1,280
Constructed and redeveloped properties placed in service	(2,684)	(1,044)	(1,640)
Wholesale data center	(9,830)	(12,373)	2,543
Dispositions	(1,016)	(1,382)	366
Other	40	(103)	143
	(147,045)	(149,737)	2,692

UJV NOI allocable to COPT
Same Properties	3,638	3,607	31
Other	433	—	433
	4,071	3,607	464
NOI from real estate operations
Same Properties	218,494	213,579	4,915
Constructed and redeveloped properties placed in service	13,973	4,640	9,333
Wholesale data center	13,166	11,590	1,576
Dispositions	6,192	9,791	(3,599)
Other	696	698	(2)
	$252,521	$240,298	$12,223

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$194,308	$188,940	$5,368
Regional Office	23,010	23,284	(274)
Other	1,176	1,355	(179)
	$218,494	$213,579	$4,915

Same Properties rent statistics
Average occupancy rate	92.0%	91.4%	0.6%
Average straight-line rent per occupied square foot (1)	$19.48	$19.32	$0.16

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our NOI from constructed and redeveloped properties placed in service included 12 properties and land under a long-term contract placed in service in 2018 and 2019.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$87,946	$53,202	$34,744
Construction contract and other service expenses	85,130	51,215	33,915
NOI from service operations	$2,816	$1,987	$829

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

The table below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2019 and 2018, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars and shares in thousands, except per share data)
Net income	$23,246	$20,322	$155,127	$60,187
Add: Real estate-related depreciation and amortization	34,692	34,195	104,290	100,897
Add: Depreciation and amortization on UJV allocable to COPT	790	564	1,922	1,691
Add: Impairment losses on real estate	327	—	327	—
Less: Gain on sales of real estate	—	—	(84,469)	27
FFO	59,055	55,081	177,197	162,802
Less: Noncontrolling interests-preferred units in the Operating Partnership	(157)	(165)	(487)	(495)
Less: FFO allocable to other noncontrolling interests	(1,429)	(1,060)	(3,588)	(2,757)
Basic and diluted FFO allocable to share-based compensation awards	(248)	(214)	(662)	(651)
Basic FFO available to common share and common unit holders	57,221	53,642	172,460	158,899
Redeemable noncontrolling interests	34	—	100	—
Diluted FFO available to common share and common unit holders	57,255	53,642	172,560	158,899
Executive transition costs	—	46	4	422
Demolition costs on redevelopment and nonrecurring improvements	—	251	44	299
Non-comparable professional and legal expenses	175	—	486	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(1)	(2)	(3)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$57,430	$53,938	$173,092	$159,617

Weighted average common shares	111,582	104,379	111,036	102,401
Conversion of weighted average common units	1,312	2,135	1,323	2,847
Weighted average common shares/units - Basic FFO	112,894	106,514	112,359	105,248
Dilutive effect of share-based compensation awards	361	231	313	165
Dilutive effect of forward equity sale agreements	—	178	—	60
Redeemable noncontrolling interests	109	—	123	—
Weighted average common shares/units - Diluted FFO	113,364	106,923	112,795	105,473

Diluted FFO per share	$0.51	$0.50	$1.53	$1.51
Diluted FFO per share, as adjusted for comparability	$0.51	$0.50	$1.53	$1.51

Denominator for diluted EPS	111,943	104,788	111,472	102,626
Weighted average common units	1,312	2,135	1,323	2,847
Redeemable noncontrolling interests	109	—	—	—
Denominator for diluted FFO per share measures	113,364	106,923	112,795	105,473

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2019 (in thousands):

Construction, development and redevelopment	$335,918
Tenant improvements on operating properties (1)	18,365
Capital improvements on operating properties	17,772
$372,055

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $35.4 million when comparing the nine months ended September 30, 2019 and 2018 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities decreased $43.8 million when comparing the nine months ended September 30, 2019 and 2018 due primarily to $237.2 million in property disposition proceeds mostly from our sale in 2019 of a 90% interest in properties that was offset in part by a $203.0 million increase in cash outlays for construction, development and redevelopment in the current period.

Net cash flow used in financing activities in the nine months ended September 30, 2019 was $22.6 million, and included the following:

•	dividends and/or distributions to equity holders of $93.5 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $46.4 million; and

•	net proceeds from debt borrowings of $35.7 million.

Net cash flow provided by financing activities in the nine months ended September 30, 2018 was $29.1 million, and included the following:

•	net proceeds from the issuance of common shares (or units) of $162.2 million; offset in part by

•	dividends and/or distributions to equity holders of $87.5 million;

•	net repayments of debt of $18.9 million; and

•	payments on a capital lease obligation of $15.4 million.

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

As of September 30, 2019, COPT owned 98.7% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions, to the extent they are pursued in the future.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of September 30, 2019, COPLP had $34.0 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of September 30, 2019, the maximum borrowing capacity under this facility totaled $800.0 million, of which $580.0 million was available.

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

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we are under contract to sell controlling interests in two data center shell properties in Virginia for $67 million; we expect this sale to occur in the fourth quarter of 2019.

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$12,132	$300,000	$285,071	$633,578	$623,272	$1,854,053
Scheduled principal payments (3)	1,011	4,024	3,955	4,272	3,252	4,252	20,766
Interest on debt (3)(4)	18,950	75,474	68,432	62,761	37,695	28,512	291,824
Development and redevelopment obligations (5)(6)	87,120	115,754	14,193	—	—	—	217,067
Third-party construction obligations (6)(7)	7,289	6,193	—	—	—	—	13,482
Tenant and other capital improvements (3)(6)(8)	11,018	37,600	12,199	—	—	—	60,817
Finance leases (principal and interest) (3)	52	862	202	64	—	—	1,180
Operating leases (3)	279	1,126	1,111	1,129	1,134	99,187	103,966
Other obligations (3)	44	178	178	178	178	799	1,555
Total contractual cash obligations	$125,763	$253,343	$400,270	$353,475	$675,837	$756,022	$2,564,710

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $12.5 million. As of September 30, 2019, maturities included $220.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of September 30, 2019 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2019 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

(5)
Represents contractual obligations pertaining to new development and redevelopment activities, including our obligation to fund infrastructure costs to the City of Huntsville, Alabama in connection with our LW Redstone Company, LLC joint venture.

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

We expect to spend approximately $80 million on construction and development costs and approximately $25 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2019.  We expect to fund the construction and development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2019, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the nine months ended September 30, 2019.

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

The following table sets forth as of September 30, 2019 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt (1)	$910	$3,718	$303,875	$4,033	$416,590	$616,884	$1,346,010
Weighted average interest rate	3.95%	3.96%	3.70%	3.98%	3.70%	5.00%	4.30%
Variable rate debt (2)	$101	$12,438	$80	$285,310	$220,240	$10,640	$528,809
Weighted average interest rate (3)	3.94%	3.94%	3.55%	3.49%	3.05%	3.55%	3.32%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $12.5 million.

(2)	As of September 30, 2019, maturities included $220.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of September 30, 2019 for variable rate debt.

The fair value of our debt was $1.9 billion as of September 30, 2019.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $48 million as of September 30, 2019.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2019 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.4 million in the nine months ended September 30, 2019 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of September 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of September 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in COPLP’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2018 Annual Report on Form 10-K, as supplemented by the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2019, 97,539 of COPLP’s common units were exchanged for 97,539 COPT common shares in accordance with COPLP’s Third Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB	Inline XBRL Extension Labels Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	November 1, 2019	Dated:	November 1, 2019