Form 10-K
period 2019-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2020-02-19
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023 (Corporate Office Properties Trust)
Commission file number 333-189188 (Corporate Office Properties, L.P.)
Corporate Office Properties Trust
Corporate Office Properties, L.P.
(Exact name of registrant as specified in its charter)

Corporate Office Properties Trust	Maryland	23-2947217
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)
Corporate Office Properties, L.P.	Delaware	23-2930022
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive	,	Suite 300	,	Columbia	,	MD	21046
(Address of principal executive offices)							(Zip Code)

 Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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
Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.6 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of June 28, 2019 and the number of outstanding shares as of June 30, 2019. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 28, 2020, 112,082,315 of Corporate Office Properties Trust’s common shares were outstanding.

The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $27.7 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange as of June 28, 2019 and the number of outstanding units as of June 30, 2019.

Portions of the proxy statement of Corporate Office Properties Trust for its 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2019, COPT owned 98.7% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the two operate as an interrelated, consolidated company. COPT is a REIT whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business.

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

To help investors understand the differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2019, our properties included the following:

•
170 properties totaling 19.2 million square feet comprised of 15.4 million square feet in 148 office properties and 3.7 million square feet in 22 single-tenant data center shell properties (“data center shells”). We owned 15 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
14 properties under development or redevelopment (ten office properties and four data center shells) that we estimate will total approximately 2.5 million square feet upon completion, including one partially-operational property; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.3 million square feet and 43 acres of other land.

COPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2019, COPT owned 98.7% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders. In the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units.

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

We believe that COPT is organized and has operated in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate COPT in such a manner. If COPT continues to qualify for taxation as a REIT, it generally will not be subject to Federal income tax on its taxable income (other than that of its TRS entities) that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual taxable income to its shareholders.

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

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants in our Defense/IT Locations properties. These properties are primarily occupied by USG and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge-based activities (i.e., cyber security, research and development and other highly technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, which as of December 31, 2019 accounted for 161 of the portfolio’s 170 properties, representing 87.9% of its annualized rental revenue, and we control developable land to accommodate future growth in this portfolio. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to: their proximity to defense installations or other key demand drivers; the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and significant investments often made by tenants for unique needs such as Secure Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy.

In recent years, data center shells have been a significant growth driver for our Defense/IT Locations. Data center shells are properties leased to tenants to be operated as data centers in which we provide tenants with only the core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure. From 2013 through 2019, we placed into service 22 data center shells totaling 3.7 million square feet, and we had an additional four under development totaling 950,000 square feet as of December 31, 2019.  We enter into long-term leases for these properties prior to commencing development, with triple-net structures and multiple extension options and rent escalators to provide future growth. Additionally, our tenants’ funding of the costs to fully power and equip these properties significantly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•
properties’ proximity to defense installations and other knowledge-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:

•
office properties are proximate to such mission-critical facilities as Fort George G. Meade (which houses over 100 Department of Defense organizations and agencies, including ones engaged in signals intelligence, such as U.S. Cyber Command and Defense Information Systems Agency) and Redstone Arsenal (one of the largest defense installations in the United States, housing priority missions, such as Army procurement, missile defense, space exploration, and research and development, testing and engineering of advanced weapons systems); and

•
data center shells are primarily in the Northern Virginia area, proximate to the MAE-East Corridor, which is a major Network Access Point in the United States for interconnecting traffic between Internet service providers;

•	well-established relationships with the USG and its contractors;

•	extensive experience in developing:

•	high quality, highly-efficient office properties;

•	secured, specialized space, with the ability to satisfy the USG’s unique needs (including SCIF and ATFP requirements); and

•	data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and

•	depth of knowledge, specialized skills and credentialed personnel in operating highly-specialized properties with unique security-oriented requirements.

Regional Office Strategy: While Defense/IT Locations are our primary focus, we also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region due to our strong market knowledge in that region. We believe that these submarkets possess the following favorable characteristics: (1) mixed-use, lifestyle oriented locations with a robust high-end residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; (4) a diverse and growing employment base; and (5) constraints in supply of office space. As of December 31, 2019, we owned seven Regional Office properties, representing 11.5% of our office and data center shell portfolio’s annualized rental revenue; these properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties proximate to existing or future Washington Metropolitan Area Metrorail stations and major interstates.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) maximizing tenant retention in order to minimize space downtime and additional capital associated with space rollover; (3) increasing rental rates where market conditions permit; (4) leasing vacant space; (5) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (6) redevelopment when we believe property conditions and market demand warrant. We also continuously evaluate our portfolio and consider dispositions when properties no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital or support our property development and capital strategy.

We aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and operating costs; (3) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction; and (4) participating in the annual GRESB (or Global Real Estate Sustainability Benchmark) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last five years, representing the highest quadrant of achievement on the survey.

Property Development and Acquisition Strategy: We grow our operating portfolio primarily through property development opportunities in support of our Defense/IT Locations strategy, and we have significant land holdings that we believe can further support that growth while serving as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment, and therefore typically prefer properties to be significantly leased prior to commencing development. To a lesser extent, we may also pursue growth through acquisitions, seeking to execute such transactions at attractive yields and below replacement cost.

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

•
managing our debt by monitoring, among other things: (1) the relationship of certain measures of earnings to our debt level and to certain capital costs; (2) the timing of debt maturities to ensure that maturities in any one year do not exceed levels that we believe we can refinance; (3) our exposure to changes in interest rates; and (4) our total and secured debt levels relative to our overall capital structure;

•
raising equity through issuances of common shares in COPT and common units in COPLP, joint venture structures for certain investments and, to a lesser extent, issuances of preferred shares in COPT and preferred units in COPLP;

•	monitoring capacity available under revolving credit facilities and equity offering programs to provide liquidity to fund investment activities;

•	paying dividends at a level that is at least sufficient for us to maintain our REIT status;

•	recycling proceeds from sales of interests in properties to fund our investment activities and/or reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2019, our operations included the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. Our Defense/IT Locations segment included the following sub-segments:

•	Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);

•	Northern Virginia Defense/IT Locations;

•	Lackland Air Force Base in San Antonio, Texas;

•
locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this sub-segment as of December 31, 2019 were proximate to the Washington Navy Yard in Washington, DC, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;

•	Redstone Arsenal in Huntsville, Alabama; and

•	data center shells in Northern Virginia (including 15 owned through unconsolidated real estate joint ventures).

As of December 31, 2019, Defense/IT Locations comprised 161 of our office and data center shell portfolio’s properties, representing 88.8% of its square feet in operations, while Regional Office comprised seven of the portfolio’s properties, or 10.3% of its square feet in operations. Our Wholesale Data Center segment is comprised of one property in Manassas, Virginia.
For information relating to our segments, refer to Note 16 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2019, we had 394 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2019, which are included in a separate section at the end of this report beginning on page F-1.

Our performance and value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate business which, in turn, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

•	downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;

•	competition from other properties;

•	trends in office real estate that may adversely affect future demand, including telecommuting and flexible workplaces;

•	deteriorating local real estate market conditions, such as oversupply, reduction in demand and decreasing rental rates;

•	declining real estate valuations;

•	adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;

•
government actions and initiatives, including risks associated with the impact of prolonged government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by our strategic customers;

•	increasing operating costs, including insurance, utilities, real estate taxes and other expenses, some of which we may not be able to pass through to tenants;

•	increasing development costs for materials and labor;

•	increasing vacancies and the need to periodically repair, renovate and re-lease space;

•	increasing interest rates and unavailability of financing on acceptable terms or at all;

•	unavailability of financing for potential purchasers of our properties;

•	adverse changes in taxation or zoning laws;

•	potential inability to secure adequate insurance;

•	adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

•	potential liability under environmental or other laws or regulations.

We may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that certain of our costs will not necessarily decline and may increase even if our revenues decline.

For new tenants or upon expiration of existing leases, we generally must make improvements and pay other leasing costs for which we may not receive increased rents. We also make building-related capital improvements for which tenants may not reimburse us.

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

We may be adversely affected by developments concerning our major tenants or the USG and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge-based activities. As of December 31, 2019, our 10 largest tenants accounted for 62.1% of our total annualized rental revenue, the four largest of these tenants accounted for 50.6%, and the USG, our largest tenant, accounted for 34.6%. We calculate annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2019; with regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our leases with the USG provide for a series of one-year terms. The USG may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our four largest tenants fail to make rental payments to us over an extended period of time, including as a result of a prolonged government shutdown, or if the USG elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms.

Data center shells have been a significant growth driver for us in recent years, enabling us to develop and place into service fully-occupied, single-tenant properties, with long-term leases and rent escalators for future growth. These properties have garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures in recent years at favorable profit margins, and to apply the proceeds towards other development opportunities. Our data center shell activity in recent years is concentrated with one customer. If that customer no longer chooses to allocate development opportunities to us, we may have limited opportunities to continue to use data center shells as a growth driver and possible source of future capital.

As of December 31, 2019, 87.9% of our office and data center shell properties’ total annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration of properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

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

We may be adversely affected by trends in the office real estate industry. Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. There is also an increasing trend of businesses utilizing shared office and co-working spaces. These practices enable businesses to reduce their space requirements. These trends could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We may encounter a significant decline in the value of our real estate. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand and decreases in market rental rates and/or market values of real estate assets. If our real estate assets significantly decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under future credit facilities and other loans.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants; some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the acquisition of land and commercial properties with many entities, including other publicly traded commercial office REITs; competitors for such acquisitions may have substantially greater financial resources than ours, or may be willing to accept lower returns on their investments or incur higher leverage.

Real estate investments are illiquid, and we may not be able to dispose of properties on a timely basis when we determine it is appropriate to do so. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions, including real estate lending conditions, are not favorable. Such illiquidity could limit our ability to fund capital needs or quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year.

We are dependent on external sources of capital for growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our investment activities using retained cash flow from operations. Therefore, our ability to fund these activities may be dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, common shares, preferred shares, common and preferred units in COPLP, joint venture funding or sales of interests in properties. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may be unable to execute our plans to develop additional properties. Although the majority of our investments are in operating properties, we also develop and redevelop properties, including some that are not fully pre-leased. When we develop and redevelop properties, we assume the risk of actual costs exceeding our budgets, conditions occurring that delay or preclude project completion and projected leasing not occurring. In addition, we may find that we are unable to successfully execute plans to obtain financing to fund property development activities.

We may suffer adverse effects from acquisitions of commercial real estate properties. We may pursue acquisitions of existing commercial real estate properties as part of our property development and acquisition strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not sufficiently anticipate conditions or trends in a new market and therefore are not able to operate the acquired property profitably.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT’s shareholders required to maintain COPT’s qualification as a REIT. We are also subject to the risks that:

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

As of December 31, 2019, we had $1.8 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Our operations likely will not generate enough cash flow to repay all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance, extend the repayment date of, or otherwise raise funds required to repay, our debt by its maturity date, we would default on such debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

We may suffer adverse effects from changes in the method of determining LIBOR or the replacement of LIBOR with an alternative interest rate. Our variable-rate debt and interest rate swaps use as a reference rate the London Interbank Offered Rate (“LIBOR”), as calculated for the U.S. dollar (“USD-LIBOR”). The Chief Executive of the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced the FCA’s intention to cease sustaining LIBOR after 2021. He has also indicated that market participants should expect LIBOR to be subsequently discontinued and should proceed with preparations for transitioning to an alternative reference rate. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and various industry groups are developing plans to transition to SOFR as the new market benchmark. While we have been closely monitoring developments in the LIBOR transition, we are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other governing bodies in the method used for determining LIBOR rates may result in a sudden or prolonged increase or decrease in reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although our variable rate debt and interest rate swaps will likely provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if the LIBOR rate were to remain available in its current form.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of COPT’s common shares. In addition, since the variable interest rate spread and facility fees on certain of our debt, including our Revolving Credit Facility and a term loan facility, is determined based on our credit ratings, a downgrade in our credit ratings would increase the payments required on such debt.

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT is a REIT, it must distribute at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund development activities and acquisitions. Also, due to the difference in time between when we receive revenue or pay expenses and when we report such items for distribution purposes, it is possible that we may need to borrow funds for COPT to meet the 90% distribution requirement.

We may be unable to continue to make distributions to our equityholders at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. Our ability to make distributions at expected levels is also dependent, in part, on other matters, including, but not limited to:

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

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because of our concentration on serving the USG and its contractors with a general focus on national security and information technology, we may be more likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government.  We have preventative, detective and responsive measures in place to maintain the security and integrity of our networks and related systems that have to date enabled us to avoid breaches and disruptions that were individually, or in the aggregate, material. We also have insurance coverage in place in the event of significant future losses from breaches and disruptions. However, despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective in mitigating these risks. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including compromising the confidential information of our tenants, customers, vendors and employees, which could damage our relationships with such parties, and disrupting the proper functioning of our networks and systems on which much of our operations depend.

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

We may be adversely affected by natural disasters and the effects of climate change. Natural disasters, including earthquakes and severe storms could adversely impact our properties. The potential consequences of climate change could also adversely impact our properties, particularly our ones located in Baltimore City near the waterfront, and, over time, could adversely affect demand for space and our ability to operate the properties effectively and result in additional operating costs.

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

We may be subject to other possible liabilities that would adversely affect our financial position and cash flows. Our properties may be subject to other risks related to current or future laws, including laws relating to zoning, development, fire and life safety requirements and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism.

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

Our business could be adversely affected by a negative audit by the USG. Agencies of the USG, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The USG also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued. In addition, while REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation could result in REITs having fewer tax advantages, and therefore become a less attractive investment alternative. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our equityholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets, revenue or income.

A number of factors could cause our security prices to decline. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our equity security issuances. These conditions include, but are not limited to:

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

We may experience significant losses and harm to our financial condition if financial institutions holding our cash and cash equivalents file for bankruptcy protection. We believe that we maintain our cash and cash equivalents with high quality financial institutions. We have not experienced any losses to date on our deposited cash. However, we may incur significant losses and harm to our financial condition in the future if we were holding large sums of cash in any of these financial institutions at a time when they filed for bankruptcy protection.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2019 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet or Megawatts (“MW”)	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Office and Data Center Shell Portfolio
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	31	3,823	90.1%	$137,267	$39.86
Howard County, MD	35	2,849	94.1%	76,710	28.61
Other	22	1,624	95.0%	44,152	28.45
Fort Meade/BW Corridor Subtotal / Average	88	8,296	92.4%	258,129	33.63
Northern Virginia Defense/IT	13	1,993	82.4%	54,671	33.31
Lackland Air Force Base	7	953	100.0%	52,960	53.15
Navy Support Locations	21	1,242	92.5%	32,610	28.37
Redstone Arsenal	10	806	99.3%	17,404	21.59
Data Center Shells:
Consolidated Properties	7	1,309	100.0%	19,290	14.73
Unconsolidated Joint Venture Properties (4)	15	2,435	100.0%	7,718	12.27
Defense/IT Locations Subtotal / Average	161	17,034	93.7%	442,782	31.10
Regional Office	7	1,982	88.1%	57,997	33.23
Other Properties	2	157	73.0%	2,807	24.46
Total Office and Data Center Shell Portfolio	170	19,173	92.9%	503,586	$31.28
Wholesale Data Center	1	19.25 MW	76.9%	21,752	N/A
Total Operating Properties				$525,338
Total Consolidated Operating Properties				$517,620

(1)    This percentage is based upon all rentable square feet or megawatts under lease terms that were in effect as of December 31, 2019.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2019 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2019. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $30.95 for our total office and data center shell portfolio, $33.30 for the Fort Meade/BW Corridor (our largest Defense/IT Location sub-segment) and $32.50 for our Regional Office portfolio.

(4)
Represents properties owned through unconsolidated real estate joint ventures. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of Annualized Rental Revenue that was allocable to our ownership interest.

The following table provides certain information about office and data center shell properties that were under development, or had redevelopment underway, or otherwise approved, as of December 31, 2019 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Development
Fort Meade/BW Corridor:
4600 River Road College Park, Maryland	102	25%	3Q 21	$8,928	$21,581

Redstone Arsenal:
7500 Advanced Gateway Huntsville, Alabama	135	100%	2Q 20	7,195	11,923
7600 Advanced Gateway Huntsville, Alabama	126	100%	2Q 20	2,543	11,696
100 Secured Gateway Huntsville, Alabama	250	16%	2Q 21	25,763	32,837
8600 Advanced Gateway Huntsville, Alabama	105	100%	4Q 20	4,931	22,749
8000 Rideout Road Huntsville, Alabama	100	0%	4Q 21	2,564	22,636
6000 Redstone Gateway Huntsville, Alabama	40	66%	4Q 21	788	8,738
Subtotal / Average	756	57%		43,784	110,579

Data Center Shells:
P2 A Northern Virginia	230	100%	1Q 20	46,610	7,660
Oak Grove A Northern Virginia	216	100%	2Q 20	29,420	18,875
P2 B Northern Virginia	274	100%	3Q 20	32,115	32,521
P2 C Northern Virginia	230	100%	1Q 21	18,727	32,393
Subtotal / Average	950	100%		126,872	91,449

NoVA Defense/IT:
NOVA Office C Chantilly, Virginia	348	100%	2Q 22	20,870	85,349

Regional Office:
2100 L Street Washington, DC	190	53%	2Q 21	126,112	47,888

Total Under Development	2,346	79%		$326,566	$356,846

Under Redevelopment
Fort Meade/BW Corridor:
6950 Columbia Gateway Columbia, Maryland (2)	106	80%	2Q 20	$23,276	$2,279

(1)	Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

(2)
This property had occupied square feet in service as of December 31, 2019. Therefore, the property and its occupied square feet are included in our operating property statistics, including the information set forth on the previous page.

The following table provides certain information about land that we owned or controlled as of December 31, 2019, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	196	2,106
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	341	3,734
Northern Virginia Defense/IT Locations	52	1,618
Lackland Air Force Base	49	785
Navy Support Locations	44	109
Redstone Arsenal (1)	366	3,227
Data Center Shells	53	934
Total Defense/IT Locations	905	10,407
Regional Office	10	900
Total land owned/controlled for future development	915	11,307
Other land owned/controlled	43	638
Total Land Owned/Controlled	958	11,945

(1)
This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Rental payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2019 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
2020: Office and Data Center Shells	1,525	$53,898	10.3%	$35.29
Wholesale Data Center	N/A	18,539	3.5%	N/A
2021: Office and Data Center Shells	1,897	58,238	11.1%	30.69
Wholesale Data Center	N/A	413	0.1%	N/A
2022: Office and Data Center Shells	1,642	53,423	10.2%	32.53
Wholesale Data Center	N/A	2,104	0.4%	N/A
2023: Office and Data Center Shells	1,878	63,704	12.1%	33.93
Wholesale Data Center	N/A	453	0.1%	N/A
2024: Office and Data Center Shells	2,624	70,666	13.5%	30.06
Wholesale Data Center	N/A	10	—%	N/A
2025: Office and Data Center Shells	2,612	88,442	16.8%	36.84
2026: Office and Data Center Shells	1,281	28,615	5.4%	32.52
2027: Office and Data Center Shells	823	16,199	3.1%	32.70
2028: Office and Data Center Shells	987	20,169	3.8%	25.45
Wholesale Data Center	N/A	233	—%	N/A
2029: Office and Data Center Shells	1,116	22,865	4.4%	28.73
2030: Office and Data Center Shells	164	4,942	1.0%	29.97
2031: Office and Data Center Shells	432	6,444	1.2%	14.90
2033: Office and Data Center Shells	255	7,728	1.5%	30.30
2034: Office and Data Center Shells	366	4,326	0.8%	11.83
2035: Office and Data Center Shells	214	3,664	0.7%	17.11
2037: Office and Data Center Shells (2)	—	136	—%	N/A
2063: Office and Data Center Shells (2)	—	127	—%	N/A
Total Operating Properties	17,816	$525,338	100.0%	N/A
Total Office and Data Center Shells	17,816	$503,586	100.0%	$31.28

(1)	Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.

(2)	Includes only ground leases.

With regard to office and data center shell property leases expiring in 2020, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2019 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COPT’s common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The number of holders of record of COPT’s common shares was 476 as of January 28, 2020. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of January 28, 2020, there were 28 holders of record of COPLP’s common units.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2019, COPT issued:

•	2,000 common shares in exchange for 2,000 COPLP common units in accordance with COPLP’s Third Amended and Restated Limited Partnership Agreement, as amended; and

•
1,000 common shares in aggregate to four individuals in satisfaction of their claims of being entitled to the shares pursuant to a prior transaction to which COPT was a party.  In return for these shares, COPT received a waiver from such individuals of any rights, claims or cause of action at law or in equity with respect to such shares.

The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2014 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Corporate Office Properties Trust	$100.00	$80.58	$119.75	$115.85	$87.07	$126.44
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
NAREIT All Equity REIT Index	$100.00	$102.83	$111.70	$121.39	$116.48	$149.86

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2015 through 2019. Our revenues relating to real estate operations are derived from revenue earned from tenant leases on our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Our profitability from real estate operations is highly dependent on our occupancy and rental rates, both of which are affected by a number of factors. You should read the following summary historical financial data in conjunction with the consolidated financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2019	2018	2017	2016	2015
Revenues
Revenues from real estate operations	$527,463	$517,253	$509,980	$525,964	$519,064
Construction contract and other service revenues	113,763	60,859	102,840	48,364	106,402
Total revenues	641,226	578,112	612,820	574,328	625,466
Operating expenses
Property operating expenses	198,143	201,035	190,964	197,530	194,494
Depreciation and amortization associated with real estate operations	137,069	137,116	134,228	132,719	140,025
Construction contract and other service expenses	109,962	58,326	99,618	45,481	102,696
Impairment losses	329	2,367	15,123	101,391	23,289
General, administrative and leasing expenses	35,402	28,900	30,837	36,553	31,361
Business development expenses and land carry costs	4,239	5,840	6,213	8,244	13,507
Total operating expenses	485,144	433,584	476,983	521,918	505,372

Interest expense	(71,052)	(75,385)	(76,983)	(83,163)	(89,074)
Interest and other income	7,894	4,358	6,318	5,444	4,517
Gain on sales of real estate (1)	105,230	2,340	9,890	59,679	68,047
(Loss) gain on early extinguishment of debt	—	(258)	(513)	(1,110)	85,275
Income from continuing operations before equity in income of unconsolidated entities and income taxes	198,154	75,583	74,549	33,260	188,859
Equity in income of unconsolidated entities	1,633	2,697	1,490	752	62
Income tax benefit (expense)	217	363	(1,098)	(244)	(199)
Income from continuing operations	200,004	78,643	74,941	33,768	188,722
Discontinued operations	—	—	—	—	156
Net income	200,004	78,643	74,941	33,768	188,878
Net income attributable to noncontrolling interests	(8,312)	(6,342)	(6,196)	(4,878)	(10,578)
Net income attributable to COPT	191,692	72,301	68,745	28,890	178,300
Preferred share dividends	—	—	(6,219)	(14,297)	(14,210)
Issuance costs associated with redeemed preferred shares (2)	—	—	(6,847)	(17)	—
Net income attributable to COPT common shareholders	$191,692	$72,301	$55,679	$14,576	$164,090
Basic earnings per common share (3)
Income from continuing operations	$1.72	$0.69	$0.56	$0.15	$1.74
Net income	$1.72	$0.69	$0.56	$0.15	$1.74
Diluted earnings per common share (3)
Income from continuing operations	$1.71	$0.69	$0.56	$0.15	$1.74
Net income	$1.71	$0.69	$0.56	$0.15	$1.74

Weighted average common shares outstanding – basic	111,196	103,946	98,969	94,502	93,914
Weighted average common shares outstanding – diluted	111,623	104,125	99,155	94,594	97,667

	2019	2018	2017	2016	2015
Balance Sheet Data (as of year end):
Total properties, net	$3,340,886	$3,250,626	$3,141,105	$3,073,362	$3,349,748
Total assets	$3,854,453	$3,656,005	$3,595,205	$3,798,998	$3,909,312
Debt, net	$1,831,139	$1,823,909	$1,828,333	$1,904,001	$2,077,752
Total liabilities	$2,105,777	$2,002,697	$2,103,773	$2,163,242	$2,273,530
Redeemable noncontrolling interests	$29,431	$26,260	$23,125	$22,979	$19,218
Total equity	$1,719,245	$1,627,048	$1,468,307	$1,612,777	$1,616,564
Other Financial Data (for the year ended December 31):
Cash flows provided by (used in):
Operating activities	$228,558	$180,482	$230,121	$234,270	$205,733
Investing activities	$(138,015)	$(232,918)	$(89,363)	$71,174	$(309,072)
Financing activities	$(84,363)	$49,555	$(338,546)	$(155,088)	$156,338
Numerator for diluted EPS	$191,201	$71,839	$55,230	$14,157	$169,787
Diluted funds from operations (“FFO”) (4)(5)	$228,514	$214,303	$199,239	$189,449	$264,882
Diluted FFO, as adjusted for comparability (4)	$229,344	$215,800	$207,356	$197,157	$195,824
Diluted FFO per share (4)(5)	$2.02	$1.99	$1.94	$1.93	$2.71
Diluted FFO, as adjusted for comparability per share (4)	$2.03	$2.01	$2.02	$2.01	$2.01
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.10	$1.10
Operating Property Data (as of year end):
Number of office and data center shells owned (6)	170	163	159	164	177
Total rentable square feet owned (6)	19,173	18,094	17,345	17,190	18,053

(1)	Reflects gain from sales of properties and interests in properties not associated with discontinued operations.

(2)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Shares (following shareholder notification of such redemption in December 2016) and Series L Preferred Shares in 2017.

(3)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of COPT.

(4)
For definitions and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)
Prior period amounts include retrospective adjustments in connection with our adoption in 2019 of Nareit’s 2018 FFO Whitepaper Restatement which changed the prior definition of FFO to also exclude gains on sales and impairment losses of properties other than previously depreciated operating properties, net of associated income tax.

(6)
Amounts reported reflect only operating office and data center shell properties. Includes properties owned through unconsolidated real estate joint ventures (15 properties as of December 31, 2019 and 6 properties as of December 31, 2018, 2017 and 2016).

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2019	2018	2017	2016	2015
Revenues
Revenues from real estate operations	$527,463	$517,253	$509,980	$525,964	$519,064
Construction contract and other service revenues	113,763	60,859	102,840	48,364	106,402
Total revenues	641,226	578,112	612,820	574,328	625,466
Operating expenses
Property operating expenses	198,143	201,035	190,964	197,530	194,494
Depreciation and amortization associated with real estate operations	137,069	137,116	134,228	132,719	140,025
Construction contract and other service expenses	109,962	58,326	99,618	45,481	102,696
Impairment losses	329	2,367	15,123	101,391	23,289
General, administrative and leasing expenses	35,402	28,900	30,837	36,553	31,361
Business development expenses and land carry costs	4,239	5,840	6,213	8,244	13,507
Total operating expenses	485,144	433,584	476,983	521,918	505,372

Interest expense	(71,052)	(75,385)	(76,983)	(83,163)	(89,074)
Interest and other income	7,894	4,358	6,318	5,444	4,517
Gain on sales of real estate (1)	105,230	2,340	9,890	59,679	68,047
(Loss) gain on early extinguishment of debt	—	(258)	(513)	(1,110)	85,275
Income from continuing operations before equity in income of unconsolidated entities and income taxes	198,154	75,583	74,549	33,260	188,859
Equity in income of unconsolidated entities	1,633	2,697	1,490	752	62
Income tax benefit (expense)	217	363	(1,098)	(244)	(199)
Income from continuing operations	200,004	78,643	74,941	33,768	188,722
Discontinued operations	—	—	—	—	156
Net income	200,004	78,643	74,941	33,768	188,878
Net income attributable to noncontrolling interests	(5,385)	(3,940)	(3,646)	(3,715)	(3,520)
Net income attributable to COPLP	194,619	74,703	71,295	30,053	185,358
Preferred unit distributions	(564)	(660)	(6,879)	(14,957)	(14,870)
Issuance costs associated with redeemed preferred units (2)	—	—	(6,847)	(17)	—
Net income attributable to COPLP common unitholders	$194,055	$74,043	$57,569	$15,079	$170,488
Basic earnings per common unit (3)
Income from continuing operations	$1.72	$0.69	$0.56	$0.15	$1.74
Net income	$1.72	$0.69	$0.56	$0.15	$1.74
Diluted earnings per common unit (3)
Income from continuing operations	$1.71	$0.69	$0.56	$0.15	$1.74
Net income	$1.71	$0.69	$0.56	$0.15	$1.74

Weighted average common units outstanding – basic	112,495	106,414	102,331	98,135	97,606
Weighted average common units outstanding – diluted	112,922	106,593	102,517	98,227	97,667

	2019	2018	2017	2016	2015
Balance Sheet Data (as of year end):
Total properties, net	$3,340,886	$3,250,626	$3,141,105	$3,073,362	$3,349,748
Total assets	$3,851,393	$3,652,137	$3,590,589	$3,793,561	$3,903,549
Debt, net	$1,831,139	$1,823,909	$1,828,333	$1,904,001	$2,077,752
Total liabilities	$2,102,717	$1,998,829	$2,099,157	$2,157,805	$2,267,767
Redeemable noncontrolling interests	$29,431	$26,260	$23,125	$22,979	$19,218
Total equity	$1,719,245	$1,627,048	$1,468,307	$1,612,777	$1,616,564
Other Financial Data (for the year ended December 31):
Cash flows provided by (used in):
Operating activities	$228,558	$180,482	$230,121	$234,270	$205,733
Investing activities	$(138,015)	$(232,918)	$(89,363)	$71,174	$(309,072)
Financing activities	$(84,363)	$49,555	$(338,546)	$(155,088)	$156,338
Numerator for diluted EPU	$193,435	$73,581	$57,120	$14,660	$169,782
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.10	$1.10
Operating Property Data (as of year end):
Number of office and data center shells owned (4)	170	163	159	164	177
Total rentable square feet owned (4)	19,173	18,094	17,345	17,190	18,053

(1)	Reflects gain from sales of properties and interests in properties not associated with discontinued operations.

(2)
Reflects a decrease to net income available to common unitholders pertaining to the original issuance costs recognized in connection with the redemption of the Series K Preferred Units (following notification of such redemption in December 2016) and Series L Preferred Units in 2017.

(3)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(4)
Amounts reported reflect only operating office and data center shell properties. Includes properties owned through unconsolidated real estate joint ventures (15 properties as of December 31, 2019 and 6 properties as of December 31, 2018, 2017 and 2016).

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	possible adverse changes in tax laws;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results;

•	security breaches relating to cyber attacks, cyber intrusions or other factors; and

•	environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements.

Overview

Our 2019 was highlighted by:

•	record-breaking leasing volume, which helped fuel;

•	accelerated development volume that we funded in large part using; and

•	capital raised by selling interests in data center shells through a newly-formed joint venture.

We leased 4.9 million square feet in 2019, exceeding our previous all-time high set in 2010 by 14%. This leasing volume was highlighted by:

•
record-breaking development leasing of 2.2 million square feet, which exceeded our previous record set in 2012 by 81%, and came on the heels of last year’s near-record volume. This year’s development leasing volume was highlighted by:

•	1.2 million square feet in our data center shell sub-segment;

•
548,000 square feet in our Redstone Arsenal sub-segment in Huntsville, Alabama, which exceeded the combined total square footage previously placed in service by us in that sub-segment since our entry nearly 10 years ago; and

•	348,000 square feet in a property to be occupied by the USG in our Northern Virginia Defense/IT sub-segment.

•
vacant space leasing totaling 784,000 square feet, representing our highest annual volume since 2010, most of which was in the Fort Meade/BW Corridor and Northern Virginia Defense/IT sub-segments and Regional Office segment; and

•
a portfolio-wide tenant retention rate of 76.7% (or 79.1% for our Defense/IT Locations) achieved by renewing leases on 1.9 million square feet (defined below in the section entitled “Occupancy and Leasing”). Strong tenant retention is key to our asset management strategy in order to maximize revenue (by avoiding downtime) and minimize leasing capital.

We believe that these leasing results were attributable in large part to:

•
a healthy defense spending environment and continued bipartisan support towards funding our national defense. Successive increases in defense spending since 2016, including a two-year budget deal signed into law in August 2019 that removed the possibility of sequestration cuts by raising spending caps previously set forth under the Budget Control Act of 2011, increased USG and defense contractor tenants’ ability to invest in facility planning. This benefited our 2019 leasing results, as demand for space worked its way through the Government’s appropriations process, fueling USG and defense contractor demand for new space and expansion into previously vacant space; and

•
continued demand for data center shells. Our leasing included five new data center shells in Northern Virginia, the largest data center market in the world, and represented further expansion of our relationship with an existing defense contractor customer. As of year end, we held land that would accommodate an additional 934,000 square feet in future data center shell development.

These leasing results contributed to our ending the year with our office and data center shell portfolio 94.4% leased (compared to 93.9% as of December 31, 2018) while our Same Properties were 93.7% leased (compared to 93.5% as of December 31, 2018). Our year-end portfolio-wide office and data center shell occupancy was 92.9% (compared to 93.0% as of December 31, 2018) and Same Property occupancy was 91.9% (compared to 92.6% as of December 31, 2018). Our wholesale data center was 76.9% leased at year end (compared to 87.6% as of December 31, 2018). Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

Our record development leasing fueled an expansion of our overall development activity. We ended the year with 2.3 million square feet in properties under development, an increase of 114% from the end of last year. While our activity included 950,000 square feet in data center shells under development at year end (a 30.0% increase since the end of last year), most of the increased activity was attributable to our Redstone Arsenal sub-segment, where we had six properties totaling 756,000 square feet under development. Our year-end development at Redstone Arsenal included two properties being built on a speculative basis in order to keep pace with what we believe to be very strong demand, illustrated by that sub-segment’s 99.3% year-end occupancy rate and its absorption of 100% of the space in two properties on which we commenced development on a speculative basis last year. For further disclosure regarding our development underway as of year end, please refer to Item 2 of this Annual Report on Form 10-K. In 2019, we placed into service 1.2 million square feet that were 100% leased in nine newly-developed and one redeveloped Defense/IT Locations, comprised primarily of 946,000 square feet in data center shell space.

We funded much of this development activity by selling, through a series of transactions, a 90% interest in nine data center shells based on an aggregate property value of $345.1 million, retaining a 10% interest in the properties through BREIT COPT DC JV LLC (“BREIT-COPT”), a newly-formed joint venture. The transactions for seven of these properties were completed on June 20, 2019 and for the remaining two properties on December 5, 2019. Our partner in the joint venture acquired the 90% interest from us for $310.6 million, resulting in our recognition of a $105.2 million gain on sale, and we received an additional $20.1 million in net proceeds associated with the joint venture’s entry into non-recourse mortgage loans on the properties. This transaction enabled us to monetize the value that we created through our development of these properties and then reinvest towards funding our development activity for 2019 and much of 2020.

While we used borrowings under our Revolving Credit Facility to initially fund most of our development costs, we were able to more than repay those borrowings using:

•	the $330.7 million in net proceeds from the BREIT-COPT transactions discussed above; and

•
$46.5 million in net proceeds from COPT’s issuance of 1.6 million common shares under forward equity sale agreements originated in 2017 that COPT contributed into COPLP in exchange for an equal number of units in COPLP.

As a result, we were able to fund $394.4 million in development costs in 2019 while ending the year with a lower ratio of debt to total assets and more capacity under our Revolving Credit Facility than when we began the year, leaving us with $632.0 million in capacity as of December 31, 2019.

Net income in 2019 was $121.4 million higher than in 2018 due primarily to the gain on sale that we recognized from the BREIT-COPT transactions. Most of the remaining increase in net income was attributable to a $14.0 million increase in net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, which included: a $13.5 million increase from properties newly placed into service; a $7.6 million increase in Same Properties; and a net decrease of $6.4 million from dispositions (due primarily to our decrease in ownership of the properties included in the BREIT-COPT transactions discussed above). The increase in same property NOI was attributable to increased rental revenue for our Defense/IT Locations due in large part to leasing of previously vacant space. Additional disclosure comparing our 2019 and 2018 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2019 and 2018 in the section below entitled “Results of Operations.” The results of operations discussion is combined for COPT and COPLP because there are no material differences in the results of operations between the two reporting entities.

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

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K, amounts disclosed:

•
include total information pertaining to properties owned through unconsolidated real estate joint ventures except for amounts reported for annualized rental revenue, which represent the portion attributable to our ownership interest;

•
exclude, for purposes of amounts reported as of December 31, 2017, the unoccupied portion of two newly-developed properties that were completed but reported as development projects since they were held for future lease to the USG. Effective in 2018, these properties were fully included in our operating property statistics; and

•
exclude, for purposes of amounts reported as of December 31, 2017, a property reported as held for sale that we sold in 2017 subject to our providing a financial guaranty to the buyer under which we indemnified it for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us.  Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018.

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

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the USG, and the majority of those leases consist of a series of one-year renewal options, and/or provide for early termination rights. In addition, certain other leases in our portfolio provide early termination rights to tenants. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the term of each lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by us as the lessor. When assessing the expected lease end date, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Factors we consider in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of tenant leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. For most of our leases with the USG, we have determined, based on the factors above, that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain as it relates to the expected lease end date. Changes in these lease term assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases.

Impairment of Long-Lived Assets

We assess the asset groups associated with each of our properties, including operating properties, properties in development, land held for future development, related intangible assets, right-of-use assets, deferred rents receivable and lease liabilities, for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired.  If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recovery analysis for such asset groups. For properties to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over, in most cases, a ten-year holding period.  If we believe it is more likely than not that we will dispose of the properties earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property’s asset group is not recoverable from its estimated future cash flows, the property’s asset group is written down to the property’s estimated fair value and an impairment loss is recognized. If and when our plans change, we revise our recoverability analyses of such property’s asset group to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans.

Property fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. Estimated cash flows used in our impairment analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or discount rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the property. Changes in the estimated future cash flows due to changes in our plans for a property (especially our expected holding period), views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

Asset groups associated with properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Accordingly, decisions to sell certain properties will result in impairment losses if the carrying values of the specific properties’ asset groups classified as held for sale exceed such properties’ estimated fair values less costs to sell. The estimates of fair value consider matters such as recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties (including our office and data center shell properties and wholesale data center) based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant	2019	2018	2017
USG	34.6%	32.7%	31.7%
Fortune 500 Company	7.9%	8.9%	7.6%
General Dynamics Corporation (1)	4.9%	4.7%	3.5%
The Boeing Company (1)	3.2%	3.8%	4.2%
CACI International Inc.	2.5%	2.4%	1.5%
Northrop Grumman Corporation (1)	2.2%	2.3%	2.2%
CareFirst Inc.	2.1%	2.2%	2.1%
Booz Allen Hamilton, Inc.	2.1%	2.0%	2.0%
Wells Fargo & Company (1)	1.3%	1.3%	1.7%
AT&T Corporation (1)	1.3%	0.7%	1.2%
University of Maryland	1.2%	1.4%	1.0%
Miles and Stockbridge, PC	1.1%	1.1%	1.1%
Kratos Defense and Security Solutions (1)	1.0%	1.0%	1.0%
Science Applications International Corp. (1)	1.0%	1.3%	0.9%
The Raytheon Company (1)	1.0%	1.1%	1.1%
Jacobs Engineering Group Inc	1.0%	N/A	N/A
Transamerica Life Insurance Company	0.9%	0.9%	0.9%
Peraton Inc.	0.9%	N/A	N/A
The MITRE Corporation	0.7%	0.8%	0.9%
Mantech International Corp.	0.7%	N/A	N/A
International Business Machines Corp.	N/A	0.7%	N/A
KEYW Corporation	N/A	1.0%	1.2%
Accenture Federal Services, LLC	N/A	0.7%	0.7%
CSRA Inc. (1)	N/A	N/A	2.3%
Subtotal of 20 largest tenants	71.6%	71.0%	68.8%
All remaining tenants	28.4%	29.0%	31.2%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$525,338	$522,898	$501,212
(1) Includes affiliated organizations.

The increase in the USG’s concentration from 2018 to 2019 was due primarily to its leasing of previously vacant space.

Concentration of Office and Data Center Shell Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office and data center shell properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Office and Data Center Shell Properties as of December 31,			Number of Properties as of December 31,
Region	2019	2018	2017	2019	2018	2017
Defense/IT Locations:
Fort Meade/BW Corridor	51.3%	49.5%	51.6%	88	87	87
Northern Virginia Defense/IT	10.9%	12.0%	10.8%	13	13	12
Lackland Air Force Base	10.5%	10.3%	9.9%	7	7	7
Navy Support Locations	6.5%	6.3%	6.5%	21	21	21
Redstone Arsenal	3.5%	2.8%	3.0%	10	8	7
Data Center Shells	5.3%	7.0%	5.6%	22	18	15
Total Defense/IT Locations	87.9%	87.9%	87.4%	161	154	149
Regional Office	11.5%	11.5%	12.1%	7	7	7
Other	0.6%	0.6%	0.5%	2	2	3
	100.0%	100.0%	100.0%	170	163	159

For the changes in revenue concentration reflected above between year end 2018 and 2019: the decrease in our data center shells was attributable to our sale in 2019 of a 90% interest in nine properties; the increase in Fort Meade/BW Corridor was due primarily to the effect of the decrease in the data center shells’ concentration coupled with increased occupancy primarily from leasing of previously vacant space; and the decrease in Northern Virginia Defense/IT was due to lower occupancy.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	December 31,
	2019	2018	2017
Occupancy rates at period end
Total	92.9%	93.0%	93.6%
Defense/IT Locations:
Fort Meade/BW Corridor	92.4%	91.1%	95.6%
Northern Virginia Defense/IT	82.4%	91.3%	89.1%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	92.5%	90.5%	87.7%
Redstone Arsenal	99.3%	99.0%	98.2%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	93.7%	93.6%	95.2%
Regional Office	88.1%	89.2%	89.5%
Other	73.0%	77.2%	34.4%
Average contractual annualized rental rate per square foot at year end (1)	$31.28	$30.41	$30.41

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2018	18,094	16,821
Vacated upon lease expiration (1)	—	(997)
Occupancy for new leases	—	852
Developed or redeveloped	1,179	1,179
Removed from operations (2)	(155)	—
Other changes	55	(39)
December 31, 2019	19,173	17,816

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Includes the removal from service of our oldest data center shell property, which we intend to repurpose.

With regard to changes in occupancy from December 31, 2018 to December 31, 2019:

•	Fort Meade/BW Corridor and Navy Support Locations: Occupancy increased due primarily to progress made in leasing previously vacant space in these sub-segments;

•
Northern Virginia Defense/IT: Occupancy decreased due primarily to two large tenant vacancies during the year. As of December 31, 2019, eight of the 13 properties in this sub-segment had combined occupancy of 98.0%, while the other five properties had combined occupancy of 55.3%, and we had scheduled lease expirations in the sub-segment in 2020 for 121,000 square feet, or 7% of its occupied square feet. This sub-segment was 87.7% leased as of year end (inclusive of 106,000 square feet under leases yet to commence);

•
Regional Office: Includes properties in Baltimore City and two sub-markets in Northern Virginia. While total occupancy in this segment decreased only slightly from year end 2018 to 2019, occupancy decreases in our Baltimore City properties (which were 89.4% occupied as of December 31, 2019) more than offset the effect of occupancy increases in the Northern Virginia properties (which were 85.0% occupied as of December 31, 2019). As of December 31, 2019, we had scheduled lease expirations in 2020 for 77,000 square feet, or 4% of this segment’s occupied square feet; and

•	Other: As of December 31, 2019, our Other segment included two properties totaling 157,000 square feet in Aberdeen, Maryland.

In 2019, we leased 4.9 million square feet, including 2.2 million square feet of development and redevelopment space discussed in further detail above.

In 2019, we renewed leases on 1.9 million square feet, representing 76.7% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $30.88 per square foot) decreased on average by approximately 5.8% and the GAAP rents (totaling $31.15 per square foot) decreased on average by approximately 0.3% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 4.1 years, with average rent escalations per year of 2.4%, and the per annum average estimated tenant improvements and lease costs associated with completing the leasing was approximately $2.53 per square foot. The decrease in average rents on renewals was attributable primarily to per annum rent escalation terms of the previous leases that increased rents over the lease terms by amounts exceeding the increases in the applicable market rental rates.

In 2019, we also completed leasing on 784,000 square feet of vacant space. The annualized rents of this leasing totaled $29.46 per square foot and the GAAP rents totaled $29.81 per square foot; these leases had a weighted average lease term of approximately 6.4 years, with average rent escalations per year of 2.4%, and the per annum average estimated tenant improvements and lease costs associated with completing this leasing was approximately $6.77 per square foot.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 76.9% leased as of December 31, 2019 and 87.6% leased as of December 31, 2018. Based on known tenant downsizings, we expect that the leased percentage of this property will decline to approximately 70% (or 13.6 megawatts) by July 2020. We are negotiating the renewal of a lease for 11.25 megawatts that is scheduled to expire in August 2020.

Lease Expirations

The table below sets forth as of December 31, 2019 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our operating properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2020	2021	2022	2023	2024	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	5.9%	7.0%	5.0%	9.4%	8.0%	13.9%	49.2%
Northern Virginia Defense/IT	0.7%	0.6%	0.9%	0.9%	2.9%	4.5%	10.5%
Lackland Air Force Base	2.3%	0.0%	0.0%	0.0%	0.0%	7.8%	10.1%
Navy Support Locations	0.8%	1.4%	0.9%	1.0%	0.8%	1.3%	6.2%
Redstone Arsenal	0.0%	1.7%	0.2%	0.0%	0.3%	1.1%	3.3%
Data Center Shells	0.0%	0.0%	0.0%	0.0%	0.6%	4.5%	5.1%
Regional Office	0.5%	0.2%	3.2%	0.8%	0.8%	5.5%	11.0%
Other	0.1%	0.2%	0.0%	0.0%	0.0%	0.2%	0.5%
Wholesale Data Center	3.5%	0.1%	0.4%	0.1%	0.0%	0.0%	4.1%
Total	13.8%	11.2%	10.6%	12.2%	13.4%	38.8%	100.0%

For our office and data center shell properties, our weighted average lease term as of December 31, 2019 was approximately five years. We believe that the weighted average annualized rental revenue per occupied square foot for our office and data center shell leases expiring in 2020 was, on average, approximately 0% to 2% higher than estimated current market rents for the related space, with specific results varying by segment. Our wholesale data center had scheduled lease expirations in 2020 for 85% of its annualized rental revenue.

Results of Operations

For a discussion of our results of operations comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019.

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

•
stably owned and 100% operational throughout the two years being compared.  We define these as changes from “Same Properties.” For further discussion of the concept of “operational,” refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	developed or redeveloped and placed into service that were not 100% operational throughout the two years being compared; and

•	disposed; and

•	our wholesale data center.

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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on the consolidated statements of operations of COPT and subsidiaries is provided in Note 16 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$527,463	$517,253	$10,210
Construction contract and other service revenues	113,763	60,859	52,904
Total revenues	641,226	578,112	63,114
Operating expenses
Property operating expenses	198,143	201,035	(2,892)
Depreciation and amortization associated with real estate operations	137,069	137,116	(47)
Construction contract and other service expenses	109,962	58,326	51,636
Impairment losses	329	2,367	(2,038)
General, administrative and leasing expenses	35,402	28,900	6,502
Business development expenses and land carry costs	4,239	5,840	(1,601)
Total operating expenses	485,144	433,584	51,560

Interest expense	(71,052)	(75,385)	4,333
Interest and other income	7,894	4,358	3,536
Gain on sales of real estate	105,230	2,340	102,890
Loss on early extinguishment of debt	—	(258)	258
Equity in income of unconsolidated entities	1,633	2,697	(1,064)
Income tax benefit	217	363	(146)
Net income	$200,004	$78,643	$121,361

NOI from Real Estate Operations

	For the Years Ended December 31,
	2019	2018	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$454,144	$445,237	$8,907
Lease termination revenue	2,046	3,231	(1,185)
Other property revenue	4,764	4,698	66
Same Properties total revenues	460,954	453,166	7,788
Developed and redeveloped properties placed in service	23,655	7,958	15,697
Wholesale data center	29,405	31,892	(2,487)
Dispositions	11,191	20,297	(9,106)
Other	2,258	3,940	(1,682)
	527,463	517,253	10,210
Property operating expenses
Same Properties	(180,242)	(179,988)	(254)
Developed and redeveloped properties placed in service	(3,635)	(1,429)	(2,206)
Wholesale data center	(13,213)	(16,342)	3,129
Dispositions	(977)	(2,862)	1,885
Other	(76)	(414)	338
	(198,143)	(201,035)	2,892

UJV NOI allocable to COPT
Same Properties	4,852	4,818	34
Retained interests in newly-formed UJV	853	—	853
	5,705	4,818	887

NOI from real estate operations
Same Properties	285,564	277,996	7,568
Developed and redeveloped properties placed in service	20,020	6,529	13,491
Wholesale data center	16,192	15,550	642
Dispositions, net of retained interests in newly formed UJV	11,067	17,435	(6,368)
Other	2,182	3,526	(1,344)
	$335,025	$321,036	$13,989

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$254,135	$245,402	$8,733
Regional Office	29,928	30,784	(856)
Other	1,501	1,810	(309)
	$285,564	$277,996	$7,568

Same Properties rent statistics
Average occupancy rate	91.8%	91.1%	0.7%
Average straight-line rent per occupied square foot (1)	$26.55	$26.44	$0.11

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 147 properties, comprising 82.9% of our office and data center shell portfolio’s square footage as of December 31, 2019. This pool of properties changed from the pool used for purposes of comparing 2018 and 2017 in our 2018 Annual Report on Form 10-K due to: the addition of nine properties placed in service and 100% operational on or before January 1, 2018; and the removal of eight properties in which we sold a 90% interest (six in June 2019 and two in December 2019) and one property that was removed from service in October 2019.

As reflected above, our increase in Same Properties NOI from real estate operations was due primarily to increased lease revenue for our Defense/IT Locations due in large part to higher occupancy.

Our NOI from developed and redeveloped properties placed in service included 14 properties and land under a long-term contract placed in service in 2018 and 2019, while our dispositions included our decrease in ownership in the nine data center shells included in the BREIT-COPT transactions.

Our provision for credit losses of $686,000 in 2019 and $339,000 in 2018 was included in revenue from real estate operations and property operating expenses, respectively, representing 0.13% and 0.07% of our revenue from real estate operations for the respective years.

NOI from Service Operations

	For the Years Ended December 31,
	2019	2018	Variance
	(in thousands)
Construction contract and other service revenues	$113,763	$60,859	$52,904
Construction contract and other service expenses	109,962	58,326	51,636
NOI from service operations	$3,801	$2,533	$1,268

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses increased in large part due to: higher compensation and related expenses and legal and professional expenses; and lower capitalized compensation resulting from our adoption of lease accounting guidance in 2019 under which we no longer defer recognition of non-incremental leasing costs.

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing development or redevelopment activities. We also, prior to our adoption of lease accounting guidance in 2019, capitalized compensation costs associated with obtaining new tenant leases or extending existing tenants. Our capitalized compensation and indirect costs totaled $10.1 million in 2019 and $11.1 million in 2018.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2019	2018	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,321	$53,254	$67
Interest on mortgage and other secured debt	7,908	6,933	975
Interest on unsecured term debt	8,908	11,216	(2,308)
Amortization of deferred financing costs	2,136	1,954	182
Interest expense recognized on interest rate swaps	(1,415)	(407)	(1,008)
Interest on Revolving Credit Facility	8,613	5,873	2,740
Other interest	2,367	2,491	(124)
Capitalized interest	(10,786)	(5,929)	(4,857)
Interest expense	$71,052	$75,385	$(4,333)

The increase in capitalized interest reflected above was attributable to the expansion of our development activity.

Our average outstanding debt was $1.9 billion in 2019 and 2018, and our weighted average effective interest rate on debt was approximately 4.1% in 2019 and 2018.

Gain on sales of real estate

The gain on sales of real estate in 2019 was due to our sale of a 90% interest in nine data center shell properties through the BREIT-COPT transactions.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment and nonrecurring improvements; executive transition costs; issuance costs associated with redeemed preferred shares; and certain other expenses that we believe are not closely correlated with our operating performance.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer of ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $5.3 million in 2015. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on unrestricted common shares and (b) distributions to holders of interests in COPLP (excluding unvested share-based compensation awards) and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

We adopted, retrospectively effective January 1, 2019, Nareit’s 2018 Whitepaper Restatement, which changed the prior definition of FFO to also exclude gains on sales and impairment losses of properties other than previously depreciated operating properties, net of associated income tax. This adoption affected our reporting for FFO, Basic FFO, Diluted FFO and Diluted FFO per share.

The table below sets forth the computation of the above stated measures for the years ended December 31, 2015 through 2019 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars and shares in thousands, except per share data)
Net income	$200,004	$78,643	$74,941	$33,768	$188,878
Add: Real estate-related depreciation and amortization	137,069	137,116	134,228	132,719	140,025
Add: Depreciation and amortization on UJV allocable to COPT	2,703	2,256	2,252	938	—
Add: Impairment losses on real estate	329	2,367	15,123	101,391	23,523
Less: Gain on sales of real estate	(105,230)	(2,340)	(9,890)	(59,679)	(68,047)
Add: Income tax expense associated with FFO adjustments	—	—	800	—	—
FFO	234,875	218,042	217,454	209,137	284,379
Less: Noncontrolling interests-preferred units in the Operating Partnership	(564)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(5,024)	(3,768)	(3,675)	(4,020)	(3,586)
Less: Preferred share dividends	—	—	(6,219)	(14,297)	(14,210)
Less: Issuance costs associated with redeemed preferred shares	—	—	(6,847)	(17)	—
Basic and diluted FFO allocable to share-based compensation awards	(905)	(851)	(814)	(694)	(1,041)
Basic FFO available to common shares and common unit holders	228,382	212,763	199,239	189,449	264,882
Redeemable noncontrolling interests	132	1,540	—	—	—
Diluted FFO available to common shares and common unit holders	228,514	214,303	199,239	189,449	264,882
Operating property acquisition costs	—	—	—	—	4,134
(Gain) loss on interest rate derivatives	—	—	(234)	(378)	386
Loss (gain) on early extinguishment of debt	—	258	513	1,110	(85,655)
Issuance costs associated with redeemed preferred shares	—	—	6,847	17	—
Demolition costs on redevelopment and nonrecurring improvements	148	462	294	578	1,396
Non-comparable professional and legal expenses	681	—	—	—	—
Executive transition costs	4	793	732	6,454	—
Add: Negative FFO of properties conveyed to extinguish debt in default	—	—	—	—	10,456
Diluted FFO comparability adjustments allocable to share-based compensation awards	(3)	(16)	(35)	(73)	225
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$229,344	$215,800	$207,356	$197,157	$195,824

Weighted average common shares	111,196	103,946	98,969	94,502	93,914
Conversion of weighted average common units	1,299	2,468	3,362	3,633	3,692
Weighted average common shares/units - Basic FFO	112,495	106,414	102,331	98,135	97,606
Dilutive effect of share-based compensation awards	308	134	132	92	61
Dilutive effect of forward equity sale agreements	—	45	54	—	—
Redeemable noncontrolling interests	119	936	—	—	—
Weighted average common shares/units - Diluted FFO	112,922	107,529	102,517	98,227	97,667

Diluted FFO per share	$2.02	$1.99	$1.94	$1.93	$2.71
Diluted FFO per share, as adjusted for comparability	$2.03	$2.01	$2.02	$2.01	$2.01

Denominator for diluted EPS	111,623	104,125	99,155	94,594	97,667
Weighted average common units	1,299	2,468	3,362	3,633	—
Redeemable noncontrolling interests	—	936	—	—	—
Denominator for diluted FFO per share measures	112,922	107,529	102,517	98,227	97,667

Common share dividends - unrestricted shares and deferred shares	$122,823	$116,285	$109,489	$104,811	$103,552
Common unit distributions - unrestricted units	1,405	2,498	3,661	3,990	4,046
Dividends and distributions for payout ratios	$124,228	$118,783	$113,150	$108,801	$107,598

FFO payout ratio	52.9%	54.5%	52.0%	52.0%	37.8%
Diluted FFO payout ratio	54.4%	55.4%	56.8%	57.4%	40.6%
Diluted FFO payout ratio, as adjusted for comparability	54.2%	55.0%	54.6%	55.2%	54.9%

Property Additions

The table below sets forth the major components of our additions to properties for 2019 and 2018:

	For the Years Ended December 31,
	2019	2018	Variance
	(in thousands)
Development and redevelopment	$427,526	$169,671	$257,855
Tenant improvements on operating properties (1)	26,294	31,876	(5,582)
Capital improvements on operating properties	26,598	22,977	3,621
	$480,418	$224,524	$255,894

(1) Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

 Cash Flows

Net cash flow from operating activities increased $48.1 million from 2018 to 2019 due primarily to our payment in 2018 of construction costs on a contract that the customer pre-funded to us in prior years.

Net cash flow used in investing activities decreased $94.9 million from 2018 to 2019 due primarily to $309.6 million in property disposition proceeds mostly from our sale in 2019 of a 90% interest in properties that was offset in part by a $234.5 million increase in cash outlays for development and redevelopment in 2019.

Net cash flow used in financing activities in 2019 was $84.4 million and included primarily the following:

•	dividends and/or distributions to equity holders of $124.8 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $46.4 million.

Net cash flow provided by financing activities in 2018 was $49.6 million and included primarily the following:

•	net proceeds from the issuance of common shares (or units) of $202.1 million; offset in part by

•	dividends and/or distributions to equity holders of $118.0 million; and

•	payments on a capital lease obligation of $15.4 million.

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

As of December 31, 2019, COPT owned 98.7% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties and improvements to existing properties.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of December 31, 2019, COPLP had $14.7 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of December 31, 2019, the maximum borrowing capacity under this facility totaled $800.0 million, of which $623.0 million was available.

COPT has a program in place under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million. Under this program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer receiving the proceeds from the sale until a later date.

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	For the Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$12,132	$300,000	$297,069	$590,578	$277,649	$345,623	$1,823,051
Scheduled principal payments (3)	4,024	3,955	4,272	3,252	2,034	2,219	19,756
Interest on debt (3)(4)	72,754	65,754	60,004	37,281	18,406	9,997	264,196
Development and redevelopment obligations (5)(6)	184,700	15,449	501	—	—	—	200,650
Third-party construction obligations (6)(7)	16,546	—	—	—	—	—	16,546
Tenant and other building improvements (3)(6)	32,393	19,871	6,500	—	—	—	58,764
Finance leases (principal and interest) (3)	862	202	64	—	—	—	1,128
Operating leases (3)	1,140	1,146	1,164	1,169	1,173	100,609	106,401
Other obligations (3)	178	178	178	178	177	622	1,511
Total contractual cash obligations	$324,729	$406,555	$369,752	$632,458	$299,439	$459,070	$2,492,003

(1)
The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less and also exclude accruals and payables incurred (with the exclusion of debt) and therefore reflected in our reported liabilities.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $11.7 million. As of December 31, 2019, maturities included $177.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of December 31, 2019 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2019 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

(5)	Represents contractual obligations pertaining to new development and redevelopment activities.

(6)
Due to the long-term nature of certain development and construction contracts and leases included in these lines, the amounts reported in the table represent our estimate of the timing for the related obligations being payable.

(7)
Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

We expect to spend $325 million to $375 million on development costs and approximately $80 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) in 2020.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2019, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2019.

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

The following table sets forth as of December 31, 2019 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt (1)	$3,718	$303,875	$4,033	$416,590	$279,443	$337,442	$1,345,101
Weighted average interest rate	3.96%	3.70%	3.98%	3.70%	5.16%	4.87%	4.30%
Variable rate debt (2)	$12,438	$80	$297,308	$177,240	$240	$10,400	$497,706
Weighted average interest rate (3)	3.56%	3.14%	3.12%	2.70%	3.14%	3.14%	2.99%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $11.7 million.

(2)	As of December 31, 2019, maturities included $177.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of December 31, 2019 for variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2019 and 2018.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $45 million as of December 31, 2019 and $56 million as of December 31, 2018.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2019 and 2018 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.0 million in 2019 and $1.7 million in 2018 if the applicable LIBOR rate was 1% higher.  Interest expense in 2019 was more sensitive to a change in interest rates than 2018 due primarily to our having a higher average variable-rate debt balance in 2019.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

I.	Internal Control Over Financial Reporting

COPT

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of December 31, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of December 31, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2020 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.4
Form of certificate for the Registrant’s Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Company’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

3.5
Indenture, dated as of April 8, 2019, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Registration Statement on Form S-3 (Commission File No. 333-230764) and incorporated herein by reference).

4	Description of Common Shares (filed herewith).
10.1
Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K dated December 6, 2018 and incorporated herein by reference).

10.1.1
First Amendment to Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. dated July 31, 2019 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION
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

10.5.2*
Form of Corporate Office Properties Trust Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.5.3*
Form of Corporate Office Properties Trust Time-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

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

10.16
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 20, 2014 and incorporated herein by reference).

10.17
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
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

10.18.4
Third Amendment to Term Loan Agreement, dated as of November 7, 2018, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 19, 2020	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 19, 2020	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 19, 2020
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 19, 2020
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 19, 2020
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 19, 2020
(Thomas F. Brady)
/s/ Robert L. Denton	Trustee	February 19, 2020
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 19, 2020
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 19, 2020
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 19, 2020
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 19, 2020
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 19, 2020
(Lisa G. Trimberger)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 19, 2020	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 19, 2020	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 19, 2020
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 19, 2020
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 19, 2020
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 19, 2020
(Thomas F. Brady)
/s/ Robert L. Denton	Trustee	February 19, 2020
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 19, 2020
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 19, 2020
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 19, 2020
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 19, 2020
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 19, 2020
(Lisa G. Trimberger)

Corporate Office Properties Trust Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue for the year ended December 31, 2019 was $522.5 million and a significant portion of the Company’s leases are with the United States Government, which represented 25% of the fixed lease revenues for the year ended December 31, 2019. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United Stated Government leases with one-year renewal options and/or early termination rights is a critical audit matter are the significant judgments by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end dates for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions utilized by management, such as the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating the assumptions included evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 19, 2020
We have served as the Company’s auditor since 1997.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties, L.P. and its subsidiaries (the “Operating Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Operating Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Operating Partnership’s consolidated financial statements and on the Operating Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue for the year ended December 31, 2019 was $522.5 million and a significant portion of the Operating Partnership’s leases are with the United States Government, which represented 25% of the fixed lease revenues for the year ended December 31, 2019. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Operating Partnership recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Operating Partnership as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United Stated Government leases with one-year renewal options and/or early termination rights is a critical audit matter are the significant judgments by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end dates for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions utilized by management, such as the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating the assumptions included evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 19, 2020
We have served as the Operating Partnership’s auditor since 2013.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Properties, net:
Operating properties, net	$2,772,647	$2,847,265
Projects in development or held for future development	568,239	403,361
Total properties, net	3,340,886	3,250,626
Property - operating right-of-use assets	27,864	—
Property - finance right-of-use assets	40,458	—
Cash and cash equivalents	14,733	8,066
Investment in unconsolidated real estate joint ventures	51,949	39,845
Accounts receivable	35,444	26,277
Deferred rent receivable	87,736	89,350
Intangible assets on real estate acquisitions, net	27,392	43,470
Deferred leasing costs, net (accumulated amortization of $33,782 and $31,994, respectively)	58,392	50,191
Investing receivables	73,523	56,982
Prepaid expenses and other assets, net	96,076	91,198
Total assets	$3,854,453	$3,656,005
Liabilities and equity
Liabilities:
Debt, net	$1,831,139	$1,823,909
Accounts payable and accrued expenses	148,746	92,855
Rents received in advance and security deposits	33,620	30,079
Dividends and distributions payable	31,263	30,856
Deferred revenue associated with operating leases	7,361	9,125
Property - operating lease liabilities	17,317	—
Interest rate derivatives	25,682	5,459
Other liabilities	10,649	10,414
Total liabilities	2,105,777	2,002,697
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	29,431	26,260
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,068,705 at December 31, 2019 and 110,241,868 at December 31, 2018)	1,121	1,102
Additional paid-in capital	2,481,558	2,431,355
Cumulative distributions in excess of net income	(778,275)	(846,808)
Accumulated other comprehensive loss	(25,444)	(238)
Total Corporate Office Properties Trust’s shareholders’ equity	1,678,960	1,585,411
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,597	19,168
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,888	13,669
Noncontrolling interests in subsidiaries	40,285	41,637
Total equity	1,719,245	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,854,453	$3,656,005
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Lease revenue	$522,472	$512,327	$504,889
Other property revenue	4,991	4,926	5,091
Construction contract and other service revenues	113,763	60,859	102,840
Total revenues	641,226	578,112	612,820
Operating expenses
Property operating expenses	198,143	201,035	190,964
Depreciation and amortization associated with real estate operations	137,069	137,116	134,228
Construction contract and other service expenses	109,962	58,326	99,618
Impairment losses	329	2,367	15,123
General, administrative and leasing expenses	35,402	28,900	30,837
Business development expenses and land carry costs	4,239	5,840	6,213
Total operating expenses	485,144	433,584	476,983

Interest expense	(71,052)	(75,385)	(76,983)
Interest and other income	7,894	4,358	6,318
Gain on sales of real estate	105,230	2,340	9,890
Loss on early extinguishment of debt	—	(258)	(513)
Income before equity in income of unconsolidated entities and income taxes	198,154	75,583	74,549
Equity in income of unconsolidated entities	1,633	2,697	1,490
Income tax benefit (expense)	217	363	(1,098)
Net income	200,004	78,643	74,941
Net income attributable to noncontrolling interests:
Common units in COPLP	(2,363)	(1,742)	(1,890)
Preferred units in COPLP	(564)	(660)	(660)
Other consolidated entities	(5,385)	(3,940)	(3,646)
Net income attributable to COPT	191,692	72,301	68,745
Preferred share dividends	—	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	—	(6,847)
Net income attributable to COPT common shareholders	$191,692	$72,301	$55,679

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$1.72	$0.69	$0.56
Net income attributable to COPT common shareholders - diluted	$1.71	$0.69	$0.56
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$200,004	$78,643	$74,941
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(24,321)	(2,373)	684
(Gain) loss on interest rate derivatives recognized in interest expense	(1,415)	(407)	3,304
Equity in other comprehensive income of equity method investee	199	210	39
Other comprehensive (loss) income	(25,537)	(2,570)	4,027
Comprehensive income	174,467	76,073	78,968
Comprehensive income attributable to noncontrolling interests	(7,981)	(6,453)	(6,325)
Comprehensive income attributable to COPT	$166,486	$69,620	$72,643

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016 (98,498,651 common shares outstanding)	$172,500	$985	$2,116,581	$(747,825)	$(1,731)	$72,267	$1,612,777
Redemption of preferred shares (6,900,000 shares)	(172,500)	—	6,847	(6,847)	—	—	(172,500)
Conversion of common units to common shares (339,513 shares)	—	3	4,633	—	—	(4,636)	—
Common shares issued under forward equity sale agreements (1,678,913 shares)	—	17	49,927	—	—	—	49,944
Common shares issued under at-the-market program (591,042 shares)	—	6	19,662	—	—	—	19,668
Exercise of share options (5,000 shares)	—	—	150	—	—	—	150
Share-based compensation (179,180 shares issued, net of redemptions)	—	2	6,093	—	—	—	6,095
Redemption of vested equity awards	—	—	(1,973)	—	—	—	(1,973)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(1,486)	—	—	1,486	—
Comprehensive income	—	—	—	68,745	3,898	3,987	76,630
Dividends	—	—	—	(116,158)	—	—	(116,158)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,322)	(4,322)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	626	—	—	—	626
Tax loss from share-based compensation	—	—	(13)	—	—	—	(13)
Balance at December 31, 2017 (101,292,299 common shares outstanding)	—	1,013	2,201,047	(802,085)	2,167	66,165	1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	—	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (1,904,615 shares)	—	19	27,394	—	—	(27,413)	—
Redemption of common units	—	—	—	—	—	(339)	(339)
Common shares issued under forward equity sale agreements (5,907,000 shares)	—	59	172,235	—	—	—	172,294
Common shares issued under at-the-market program (991,664 shares)	—	10	29,722	—	—	—	29,732
Share-based compensation (146,290 shares issued, net of redemptions)	—	1	6,962	—	—	—	6,963
Redemption of vested equity awards	—	—	(1,702)	—	—	—	(1,702)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,466)	—	—	2,466	—
Comprehensive income	—	—	—	72,301	(2,681)	3,930	73,550
Dividends	—	—	—	(116,748)	—	—	(116,748)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,157)	(3,157)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(1,837)	—	—	—	(1,837)
Balance at December 31, 2018 (110,241,868 common shares outstanding)	—	1,102	2,431,355	(846,808)	(238)	41,637	1,627,048
Conversion of common units to common shares (105,039 shares)	—	1	1,585	—	—	(1,586)	—
Redemption of common units	—	—	—	—	—	(25)	(25)
Common shares issued to the public (1,000 shares)	—	—	29	—	—	—	29
Common shares issued under forward equity sale agreements (1,614,087 shares)	—	16	46,438	—	—	—	46,454
Share-based compensation (106,711 shares issued, net of redemptions)	—	2	6,131	—	—	1,323	7,456
Redemption of vested equity awards	—	—	(2,064)	—	—	—	(2,064)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(167)	—	—	167	—
Comprehensive income	—	—	—	191,692	(25,206)	4,146	170,632
Dividends	—	—	—	(123,159)	—	—	(123,159)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,057)	(2,057)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(5,890)	(5,890)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	(1,749)	—	—	—	(1,749)
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$—	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$530,280	$528,066	$510,551
Construction contract and other service revenues received	94,677	33,579	102,531
Property operating expenses paid	(196,611)	(197,647)	(186,577)
Construction contract and other service expenses paid	(96,789)	(79,386)	(82,707)
General, administrative, leasing, business development and land carry costs paid	(29,347)	(27,006)	(32,673)
Interest expense paid	(67,475)	(72,460)	(73,079)
Lease incentives paid	(9,482)	(7,679)	(9,725)
Income taxes paid	—	(21)	(31)
Other	3,305	3,036	1,831
Net cash provided by operating activities	228,558	180,482	230,121
Cash flows from investing activities
Development and redevelopment of properties	(394,444)	(159,994)	(200,504)
Tenant improvements on operating properties	(23,809)	(35,098)	(33,409)
Other capital improvements on operating properties	(24,659)	(24,223)	(22,882)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	201,499	—	—
Sale of properties	108,128	—	180,839
Distributions from unconsolidated real estate joint ventures	22,426	1,942	1,874
Investing receivables funded	(11,180)	(97)	(588)
Leasing costs paid	(16,825)	(10,926)	(14,581)
Other	849	(4,522)	(112)
Net cash used in investing activities	(138,015)	(232,918)	(89,363)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	409,000	381,000	352,000
Other debt proceeds	43,615	13,406	—
Repayments of debt
Revolving Credit Facility	(445,000)	(294,000)	(226,000)
Scheduled principal amortization	(4,310)	(4,240)	(4,062)
Other debt repayments	(77)	(100,000)	(200,000)
Deferred financing costs paid	(448)	(8,292)	(500)
Payments on finance lease liabilities	(223)	(15,379)	—
Net proceeds from issuance of common shares	46,415	202,065	69,534
Redemption of preferred shares	—	—	(199,083)
Common share dividends paid	(122,657)	(114,286)	(109,174)
Preferred share dividends paid	—	—	(9,305)
Distributions paid to noncontrolling interests in COPLP	(2,166)	(3,699)	(4,426)
Distributions paid to redeemable noncontrolling interests	(1,659)	(1,382)	(8,215)
Distributions paid to noncontrolling interests in other consolidated entities	(5,890)	(16)	(2,617)
Redemption of vested equity awards	(2,064)	(1,702)	(1,973)
Other	1,101	(3,920)	5,275
Net cash (used in) provided by financing activities	(84,363)	49,555	(338,546)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,180	(2,881)	(197,788)
Cash and cash equivalents and restricted cash
Beginning of year	11,950	14,831	212,619
End of year	$18,130	$11,950	$14,831

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$200,004	$78,643	$74,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	138,903	139,063	136,501
Impairment losses	329	2,367	15,116
Amortization of deferred financing costs and net debt discounts	3,639	3,393	4,307
Increase in deferred rent receivable	(4,091)	(4,621)	(2,651)
Gain on sales of real estate	(105,230)	(2,340)	(9,890)
Share-based compensation	6,714	6,376	5,615
Other	(6,022)	(2,733)	(4,216)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,141)	5,673	2,783
(Increase) decrease in prepaid expenses and other assets, net	(22,457)	(987)	7,219
Increase (decrease) in accounts payable, accrued expenses and other liabilities	20,369	(49,179)	4,309
Increase (decrease) in rents received in advance and security deposits	3,541	4,827	(3,913)
Net cash provided by operating activities	$228,558	$180,482	$230,121
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261	$209,863
Restricted cash at beginning of period	3,884	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831	$212,619

Cash and cash equivalents at end of period	$14,733	$8,066	$12,261
Restricted cash at end of period	3,397	3,884	2,570
Cash and cash equivalents and restricted cash at end of period	$18,130	$11,950	$14,831
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$35,913	$6,570	$(10,654)
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$840	$—	$—
Finance right-of-use asset obtained in exchange for finance lease liability	$—	$—	$16,127
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$158,542	$—	$—
Investment in unconsolidated real estate joint venture retained in disposition	$34,506	$—	$—
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$—	$(42,226)	$—
Decrease in deferred property sale	$—	$43,377	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(25,817)	$2,915	$3,845
Equity in other comprehensive income of an equity method investee	$199	$210	$39
Dividends/distributions payable	$31,263	$30,856	$28,921
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,586	$27,413	$4,636
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$167	$2,466	$1,486
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,749	$1,837	$(626)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2019	2018
Assets
Properties, net:
Operating properties, net	$2,772,647	$2,847,265
Projects in development or held for future development	568,239	403,361
Total properties, net	3,340,886	3,250,626
Property - operating right-of-use assets	27,864	—
Property - finance right-of-use assets	40,458	—
Cash and cash equivalents	14,733	8,066
Investment in unconsolidated real estate joint ventures	51,949	39,845
Accounts receivable	35,444	26,277
Deferred rent receivable	87,736	89,350
Intangible assets on real estate acquisitions, net	27,392	43,470
Deferred leasing costs, net (accumulated amortization of $33,782 and $31,994, respectively)	58,392	50,191
Investing receivables	73,523	56,982
Prepaid expenses and other assets, net	93,016	87,330
Total assets	$3,851,393	$3,652,137
Liabilities and equity
Liabilities:
Debt, net	$1,831,139	$1,823,909
Accounts payable and accrued expenses	148,746	92,855
Rents received in advance and security deposits	33,620	30,079
Distributions payable	31,263	30,856
Deferred revenue associated with operating leases	7,361	9,125
Property - operating lease liabilities	17,317	—
Interest rate derivatives	25,682	5,459
Other liabilities	7,589	6,546
Total liabilities	2,102,717	1,998,829
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	29,431	26,260
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at December 31, 2019 and 2018	8,800	8,800
Common units, 112,068,705 and 110,241,868 held by the general partner and 1,482,425 and 1,332,886 held by limited partners at December 31, 2019 and 2018, respectively	1,724,159	1,604,655
Accumulated other comprehensive loss	(25,648)	(121)
Total Corporate Office Properties, L.P.’s equity	1,707,311	1,613,334
Noncontrolling interests in subsidiaries	11,934	13,714
Total equity	1,719,245	1,627,048
Total liabilities, redeemable noncontrolling interests and equity	$3,851,393	$3,652,137
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Lease revenue	$522,472	$512,327	$504,889
Other property revenue	4,991	4,926	5,091
Construction contract and other service revenues	113,763	60,859	102,840
Total revenues	641,226	578,112	612,820
Operating expenses
Property operating expenses	198,143	201,035	190,964
Depreciation and amortization associated with real estate operations	137,069	137,116	134,228
Construction contract and other service expenses	109,962	58,326	99,618
Impairment losses	329	2,367	15,123
General, administrative and leasing expenses	35,402	28,900	30,837
Business development expenses and land carry costs	4,239	5,840	6,213
Total operating expenses	485,144	433,584	476,983

Interest expense	(71,052)	(75,385)	(76,983)
Interest and other income	7,894	4,358	6,318
Gain on sales of real estate	105,230	2,340	9,890
Loss on early extinguishment of debt	—	(258)	(513)
Income before equity in income of unconsolidated entities and income taxes	198,154	75,583	74,549
Equity in income of unconsolidated entities	1,633	2,697	1,490
Income tax benefit (expense)	217	363	(1,098)
Net income	200,004	78,643	74,941
Net income attributable to noncontrolling interests in consolidated entities	(5,385)	(3,940)	(3,646)
Net income attributable to COPLP	194,619	74,703	71,295
Preferred unit distributions	(564)	(660)	(6,879)
Issuance costs associated with redeemed preferred units	—	—	(6,847)
Net income attributable to COPLP common unitholders	$194,055	$74,043	$57,569

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$1.72	$0.69	$0.56
Net income attributable to COPLP common unitholders - diluted	$1.71	$0.69	$0.56
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$200,004	$78,643	$74,941
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate derivatives	(24,321)	(2,373)	684
(Gain) loss on interest rate derivatives recognized in interest expense	(1,415)	(407)	3,304
Equity in other comprehensive income of equity method investee	199	210	39
Other comprehensive (loss) income	(25,537)	(2,570)	4,027
Comprehensive income	174,467	76,073	78,968
Comprehensive income attributable to noncontrolling interests	(5,375)	(3,940)	(3,646)
Comprehensive income attributable to COPLP	$169,092	$72,133	$75,322

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2016	352,000	$8,800	6,900,000	$172,500	102,089,042	$1,419,710	$(1,854)	$13,621	$1,612,777
Reclassification of preferred units to be redeemed to liability	—	—	(6,900,000)	(172,500)	—	—	—	—	(172,500)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	1,678,913	49,944	—	—	49,944
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	591,042	19,668	—	—	19,668
Issuance of common units resulting from exercise of share options	—	—	—	—	5,000	150	—	—	150
Share-based compensation (units net of redemption)	—	—	—	—	179,180	6,095	—	—	6,095
Redemptions of vested equity awards	—	—	—	—	—	(1,973)	—	—	(1,973)
Comprehensive income	—	660	—	6,219	—	64,416	4,027	1,308	76,630
Distributions to owners of common and preferred units	—	(660)	—	(6,219)	—	(113,601)	—	—	(120,480)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2,617)	(2,617)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	626	—	—	626
Tax loss from share-based compensation	—	—	—	—	—	(13)	—	—	(13)
Balance at December 31, 2017	352,000	8,800	—	—	104,543,177	1,445,022	2,173	12,312	1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	352,000	8,800	—	—	104,543,177	1,444,746	2,449	12,312	1,468,307
Redemption of common units	—	—	—	—	(13,377)	(339)	—	—	(339)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	5,907,000	172,294	—	—	172,294
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	—	—	146,290	6,963	—	—	6,963
Redemptions of vested equity awards	—	—	—	—	—	(1,702)	—	—	(1,702)
Comprehensive income	—	660	—	—	—	74,043	(2,570)	1,417	73,550
Distributions to owners of common and preferred units	—	(660)	—	—	—	(119,245)	—	—	(119,905)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(1,837)	—	—	(1,837)
Balance at December 31, 2018	352,000	8,800	—	—	111,574,754	1,604,655	(121)	13,714	1,627,048
Redemption of common units	—	—	—	—	(924)	(25)	—	—	(25)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	1,000	29	—	—	29
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	—	—	362,213	7,456	—	—	7,456
Redemptions of vested equity awards	—	—	—	—	—	(2,064)	—	—	(2,064)
Comprehensive income	—	564	—	—	—	194,055	(25,527)	1,540	170,632
Distributions to owners of common and preferred units	—	(564)	—	—	—	(124,652)	—	—	(125,216)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(5,890)	(5,890)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	—	—	(1,749)	—	—	(1,749)
Balance at December 31, 2019	352,000	$8,800	—	$—	113,551,130	$1,724,159	$(25,648)	$11,934	$1,719,245
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Revenues from real estate operations received	$530,280	$528,066	$510,551
Construction contract and other service revenues received	94,677	33,579	102,531
Property operating expenses paid	(196,611)	(197,647)	(186,577)
Construction contract and other service expenses paid	(96,789)	(79,386)	(82,707)
General, administrative, leasing, business development and land carry costs paid	(29,347)	(27,006)	(32,673)
Interest expense paid	(67,475)	(72,460)	(73,079)
Lease incentives paid	(9,482)	(7,679)	(9,725)
Income taxes paid	—	(21)	(31)
Other	3,305	3,036	1,831
Net cash provided by operating activities	228,558	180,482	230,121
Cash flows from investing activities
Development and redevelopment of properties	(394,444)	(159,994)	(200,504)
Tenant improvements on operating properties	(23,809)	(35,098)	(33,409)
Other capital improvements on operating properties	(24,659)	(24,223)	(22,882)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	201,499	—	—
Sale of properties	108,128	—	180,839
Distributions from unconsolidated real estate joint ventures	22,426	1,942	1,874
Investing receivables funded	(11,180)	(97)	(588)
Leasing costs paid	(16,825)	(10,926)	(14,581)
Other	849	(4,522)	(112)
Net cash used in investing activities	(138,015)	(232,918)	(89,363)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	409,000	381,000	352,000
Other debt proceeds	43,615	13,406	—
Repayments of debt
Revolving Credit Facility	(445,000)	(294,000)	(226,000)
Scheduled principal amortization	(4,310)	(4,240)	(4,062)
Other debt repayments	(77)	(100,000)	(200,000)
Deferred financing costs paid	(448)	(8,292)	(500)
Payments on finance lease liabilities	(223)	(15,379)	—
Net proceeds from issuance of common units	46,415	202,065	69,534
Redemption of preferred units	—	—	(199,083)
Common unit distributions paid	(124,171)	(117,325)	(112,940)
Preferred unit distributions paid	(652)	(660)	(9,965)
Distributions paid to redeemable noncontrolling interests	(1,659)	(1,382)	(8,215)
Distributions paid to noncontrolling interests in other consolidated entities	(5,890)	(16)	(2,617)
Redemption of vested equity awards	(2,064)	(1,702)	(1,973)
Other	1,101	(3,920)	5,275
Net cash (used in) provided by financing activities	(84,363)	49,555	(338,546)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,180	(2,881)	(197,788)
Cash and cash equivalents and restricted cash
Beginning of year	11,950	14,831	212,619
End of year	$18,130	$11,950	$14,831

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Reconciliation of net income to net cash provided by operating activities:
Net income	$200,004	$78,643	$74,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	138,903	139,063	136,501
Impairment losses	329	2,367	15,116
Amortization of deferred financing costs and net debt discounts	3,639	3,393	4,307
Increase in deferred rent receivable	(4,091)	(4,621)	(2,651)
Gain on sales of real estate	(105,230)	(2,340)	(9,890)
Share-based compensation	6,714	6,376	5,615
Other	(6,022)	(2,733)	(4,216)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,141)	5,673	2,783
(Increase) decrease in prepaid expenses and other assets, net	(23,255)	(1,735)	6,398
Increase (decrease) in accounts payable, accrued expenses and other liabilities	21,167	(48,431)	5,130
Increase (decrease) in rents received in advance and security deposits	3,541	4,827	(3,913)
Net cash provided by operating activities	$228,558	$180,482	$230,121
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$8,066	$12,261	$209,863
Restricted cash at beginning of period	3,884	2,570	2,756
Cash and cash equivalents and restricted cash at beginning of period	$11,950	$14,831	$212,619

Cash and cash equivalents at end of period	$14,733	$8,066	$12,261
Restricted cash at end of period	3,397	3,884	2,570
Cash and cash equivalents and restricted cash at end of period	$18,130	$11,950	$14,831
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$35,913	$6,570	$(10,654)
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,570	$—	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities	$840	$—	$—
Finance right-of-use asset obtained in exchange for finance lease liability	$—	$—	$16,127
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$158,542	$—	$—
Investment in unconsolidated real estate joint venture retained in disposition	$34,506	$—	$—
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$—	$(42,226)	$—
Decrease in deferred property sale	$—	$43,377	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(25,817)	$2,915	$3,845
Equity in other comprehensive income of an equity method investee	$199	$210	$39
Distributions payable	$31,263	$30,856	$28,921
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to carry redeemable noncontrolling interests at fair value	$1,749	$1,837	$(626)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2019, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•
170 properties totaling 19.2 million square feet comprised of 15.4 million square feet in 148 office properties and 3.7 million square feet in 22 single-tenant data center shell properties (“data center shells”). We owned 15 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
14 properties under development or redevelopment (ten office properties and four data center shells) that we estimate will total approximately 2.5 million square feet upon completion, including one partially-operational property; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.3 million square feet and 43 acres of other land.

COPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2019, COPT owned 98.7% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders. In the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units.

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

Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and deferred rent receivable, the determination of estimated useful lives of assets, the determination of lease terms, the evaluation of impairment of long-lived assets, the amount of impairment losses recognized, the allocation of property acquisition costs, the amount of revenue recognized relating to tenant improvements, the level of expense recognized in connection with share-based compensation and the determination of accounting method for investments. Actual results could differ from these and other estimates.

Properties

We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses. The predevelopment stage of the development or redevelopment of an operating property includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks that are essential to development.

We capitalize direct and indirect project costs (including related compensation and other indirect costs), interest expense and real estate taxes associated with properties, or portions thereof, undergoing development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for a property undergoing development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-developed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under development. We start depreciating newly-developed and redeveloped properties as they become operational.

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

We depreciate our fixed assets using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings and building improvements	10-40 years
Land improvements	10-20 years
Tenant improvements on operating properties	Shorter of remaining useful lives of assets or related lease term
Equipment and personal property	3-10 years

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

Sales of Interests in Properties

We recognize gains from sales of interests in properties using the full accrual method, provided that various criteria relating to the terms of sale and any subsequent involvement by us with the real estate sold are met.

Impairment of Properties

We assess the asset groups associated with each of our properties, including operating properties, properties in development, land held for future development, related intangible assets, right-of-use assets, deferred rents receivable and lease liabilities for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired.  If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recovery analysis for such asset groups.  For properties to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over, in most cases, a ten-year holding period.  If we believe it is more likely than not that we will dispose of the properties earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property’s asset group is not recoverable from its estimated future cash flows, the property’s asset group is written down to the property’s estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans. Changes in holding periods may require us to recognize significant impairment losses.

Fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses, yield analyses or comparable sales analyses. Estimated cash flows used in our impairment analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

When we determine that a property is held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net book value of the property’s asset group, we recognize an impairment loss equal to the difference and reduce the net book value of the property’s asset group. For periods in which a property is classified as held for sale, we classify the assets of the property’s asset group as held for sale on our consolidated balance sheet for such periods.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

•
properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated between land and buildings or, in the case of properties under development, development in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancelable terms of the respective leases;

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

Property Right-of-Use Assets

We lease land underlying certain properties that we are operating or developing from third parties. In determining operating right-of-use assets and lease liabilities for our existing operating leases upon our adoption of the new lease guidance discussed below, as well as for new operating leases in the current period, we were required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, our estimate of this rate requires significant judgment, and considers factors such as interest rates available to us on a fully-collateralized basis for shorter-termed debt and U.S. Treasury rates.

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

Accounts and Deferred Rents Receivable and Investing Receivables

We evaluate our receivables from customers and borrowers for collectability and recognize estimated credit losses on these receivables. We use judgment in estimating these losses based primarily upon the payment history and credit status of the entities associated with the individual receivables. We write off receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When cash is received in connection with receivables for which we have previously recognized credit losses, we recognize reductions in our credit losses.

For lease revenue, if collectability is not probable, revenue recognized is limited to the lesser of revenue that would have been recognized if collectability was probable or lease payments collected. Losses on lease revenue receivables are presented on our consolidated statements of operation with property operating expenses for years prior to January 1, 2019, when we adopted new lease accounting guidance, and as reductions in lease revenue thereafter.

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

We recognize the amortization of acquired above- and below-market leases as adjustments to rental revenue. We recognize the amortization of above- and below-market cost arrangements as adjustments to property operating expenses. We recognize the amortization of other intangible assets on property acquisitions as amortization expense.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred Leasing Costs

We defer costs incurred to obtain new tenant leases or extend existing tenant leases; our deferral of costs included related non-incremental compensation costs until January 1, 2019, when we adopted new lease accounting guidance. We amortize these costs evenly over the lease terms. We classify leasing costs paid as an investing activity on our statements of cash flows since such costs are necessary in order for us to generate long-term future cash flows from our properties. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the shortened term of the lease.
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

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  We use interest rate swaps to hedge the cash flows associated with interest rates on variable-rate debt borrowings. We also use forward-starting interest rate swaps to hedge the cash flows associated with interest rates on forecasted fixed-rate borrowings. We recognize all derivatives as assets or liabilities on our consolidated balance sheet at fair value.

Prior to our adoption of guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2018, we: deferred only the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”), reclassifying such deferrals to interest expense as interest expense was recognized on the hedged forecasted transactions; and recognized the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. Effective January 1, 2018, we defer all changes in the fair value of designated cash flow hedges to AOCI or AOCL, reclassifying such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting and the hedged transactions are probable not to occur, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Noncontrolling Interests

COPT’s consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT (discussed further in Note 14) and interests in consolidated real estate joint ventures not owned by us (discussed further in Note 6). COPLP’s consolidated noncontrolling interests are comprised primarily of interests in our consolidated real estate joint ventures. Also included in COPLP’s consolidated noncontrolling interests are interests in several real estate entities owned directly by COPT, or a wholly owned subsidiary of COPT, that generally do not exceed 1% of interests in such entities. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. We classify noncontrolling interests that are currently redeemable for cash at the option of the holders or are probable of becoming redeemable as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on COPT’s consolidated balance sheets or common units on COPLP’s balance sheet. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets.

Revenue Recognition

Lease and Other Property Revenue

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

Most of our lease revenue is from fixed contractual payments defined under the lease that, in most cases, escalate annually over the term of the lease. Our lease revenue also includes variable lease payments predominantly for tenant reimbursements of property operating expenses and lease termination fees. Property operating expense reimbursement structures vary, with some tenants responsible for all of a property’s expenses, while others are responsible for their share of a property’s expense only to the extent such expenses exceed amounts defined in the lease (which are derived from the property’s historical expense levels). Lease termination fees in most cases result from a tenant’s exercise of an existing right under a lease.

Our leases of properties as lessor reflected herein are classified as operating leases. We recognize minimum rents on operating leases, net of abatements, on a straight-line basis over the term of tenant leases. A lease term commences when: (1) the tenant has control of the leased space (legal right to use the property); and (2) we have delivered the premises to the tenant as required under the terms of such lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by us as the lessor. When assessing the expected lease end date, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. While a significant portion of our portfolio is leased to the USG, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain for most of these leases.

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

If collectability under a lease is not probable, revenue recognized is limited to the lesser of revenue that would have been recognized if collectability was probable or lease payments collected.

We recognize lease revenue associated with tenant expense recoveries in the same periods in which we incur the related expenses, including tenant reimbursements of property taxes, utilities and other property operating expenses.

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

Construction Contract and Other Service Revenues

We enter into construction contracts to complete various design and construction services primarily for our USG tenants. The revenues and expenses from these services consist primarily of subcontracted costs that are reimbursed to us by our customers along with a fee. These services are an ancillary component of our overall operations, with small operating margins relative to the revenue. We review each contract to determine the performance obligations and allocate the transaction price based on the standalone selling price, as discussed further below. We recognize revenue under these contracts as services are performed in an amount that reflects the consideration we expect to receive in exchange for those services. Our performance obligations are satisfied over time as work progresses. Revenue recognition is determined using the input method based on costs incurred as of a point in time relative to the total estimated costs at completion to measure progress toward satisfying our performance obligations. We believe incurred costs of work performed best depicts the transfer of control of the services being transferred to the customer.

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

Expense Classification
We classify as property operating expense costs incurred for property taxes, ground rents, utilities, property management, insurance, repairs and exterior and interior maintenance, as well as associated labor and indirect costs attributable to these costs.

We classify as general, administrative and leasing expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing and corporate-level insurance (including general business and director and officers) and leasing prospects, as well as associated labor and indirect costs attributable to these expenses.

Share-Based Compensation
We issue four forms of share-based compensation: restricted COPT common shares (“restricted shares”), deferred share awards (also known as restricted share units), performance share units (also known as performance share awards) (“PSUs”) and profit interest units (“PIUs”) (time-based and performance-based). We also issued options to purchase COPT common shares (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in development and redevelopment activities.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We compute the fair value of restricted shares, time-based PIUs and deferred share awards based on the fair value of COPT common shares on the grant date. We compute the fair value of PSUs and performance-based PIUs using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value is the market value on the grant date; the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility is based on historical volatility of COPT’s common shares.

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

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Ordinary income	54.4%	83.1%	86.5%	N/A	N/A	100.0%
Return of capital	45.6%	16.9%	13.5%	N/A	N/A	0.0%

While the dividends allocated to each of the above years for Federal income tax purposes included dividends paid on COPT’s common shares during each of those years, the dividends allocated to 2019 for Federal income tax purposes also included dividends paid on January 15, 2020 (with a record date of December 31, 2019).

We distributed all of COPT’s REIT taxable income in 2019, 2018 and 2017 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $52 million higher than the amount reported on our consolidated balance sheet as of December 31, 2019 which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

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

◦
Deferral of non-incremental leasing costs: For new or extended tenant leases, we no longer defer recognition of non-incremental leasing costs that we would have deferred under prior accounting guidance; these deferrals totaled $1.2 million in 2018 and $1.1 million in 2017.

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

•	Leases in which we are the lessee (the most significant of which are ground leases):

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

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding ones arising from operating leases), loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g. loan commitments and guarantees). Under the new guidance, we will recognize an estimate of our expected credit losses on these asset types as an allowance, as the guidance requires that financial assets be measured on an amortized

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

cost basis and be presented at the net amount expected to be collected. Upon adoption, our most significant assets within the scope of this guidance were our investing receivables and receivables and contract assets associated with our non-USG construction contracts. We adopted this guidance effective January 1, 2020 using a modified retrospective transition approach under which we apply the guidance effective January 1, 2020, with a cumulative-effect adjustment as of such date, and do not adjust prior comparative reporting periods. Upon adoption, we recognized an allowance for expected credit losses on these assets with an offset to retained earnings that did not have a material impact on our consolidated financial statements. Following adoption, our consolidated statements of operations will reflect adjustments for any changes in our expected credit losses.

In August 2018, the FASB issued guidance that modifies disclosure requirements for fair value measurements. We adopted this guidance effective January 1, 2020. The resulting changes in disclosure will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. FASB guidance did not previously address the accounting for such implementation costs. We adopted this guidance effective January 1, 2020. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $3.1 million as of December 31, 2019 and $3.9 million as of December 31, 2018, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2019 and 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,035	$—	$—	$3,035
Other	25	—	—	25
Interest rate derivatives (1)	—	23	—	23
Total assets	$3,060	$23	$—	$3,083
Liabilities:
Deferred compensation plan liability (2)	$—	$3,060	$—	$3,060
Interest rate derivatives	—	25,682	—	25,682
Total liabilities	$—	$28,742	$—	$28,742

December 31, 2018:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,819	$—	$—	$3,819
Other	49	—	—	49
Interest rate derivatives (1)	—	5,617	—	5,617
Total assets	$3,868	$5,617	$—	$9,485
Liabilities:
Deferred compensation plan liability (2)	$—	$3,868	$—	$3,868
Interest rate derivatives	—	5,459	—	5,459
Total liabilities	$—	$9,327	$—	$9,327

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019:
Assets:
Interest rate derivatives (1)	$—	$23	$—	$23
Liabilities:
Interest rate derivatives	$—	$25,682	$—	$25,682

December 31, 2018:
Assets:
Interest rate derivatives (1)	$—	$5,617	$—	$5,617
Liabilities:
Interest rate derivatives	$—	$5,459	$—	$5,459

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

2019 Nonrecurring Fair Value Measurements

In the third quarter of 2019, we determined that the carrying amount of land held in Frederick, Maryland would not be recovered from its eventual disposition. As a result, we recognized an impairment loss of $327,000 in order to adjust the land to its estimated fair value. This land was sold in the fourth quarter of 2019.

2017 Nonrecurring Fair Value Measurements

As part of our closing process for each quarter in 2017, we conducted our review of our portfolio of long-lived assets to be held and used for indicators of impairment and found there to be no impairment losses in the first, second and third quarters. In the fourth quarter of 2017, our assessment of weakening leasing prospects and expected enduring vacancy in our Aberdeen, Maryland (“Aberdeen”) portfolio indicated that these properties could be impaired. We performed recovery analyses on the properties considering weakening tenant demand, high vacancy and low investor demand for office properties in the surrounding submarkets and concluded that the carrying values of these properties were not likely to be recovered from the expected undiscounted cash flows from the operation and eventual disposition of these properties. Accordingly, we recognized $9.0 million of impairment losses on the operating properties in Aberdeen (included in our Other segment). In addition, and also considering these conditions, we determined that we would not likely recover the carrying amount of land in this submarket and recognized a $4.7 million impairment loss on it. We previously recognized impairment losses on these properties in 2016. We determined that the declines in values that have occurred since the initial losses were recognized were due to declining market conditions.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$472,976	$503,274
Buildings and improvements	3,306,791	3,241,894
Less: Accumulated depreciation	(1,007,120)	(897,903)
Operating properties, net	$2,772,647	$2,847,265

2019 Dispositions

In 2019, we sold, through a series of transactions, a 90% interest in nine recently-developed data center shells in Northern Virginia based on an aggregate property value of property value of $345.1 million, retaining a 10% interest in the properties through BREIT COPT DC JV LLC (“BREIT-COPT”), a newly-formed joint venture. The transactions for seven of these properties were completed on June 20, 2019 and the remaining two properties on December 5, 2019. Our partner in the joint venture acquired the 90% interest from us for $310.6 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $105.2 million.

2019 Development Activities

In 2019, we placed into service 1.1 million square feet in nine newly-developed properties and 85,000 square feet in one partially-operational property under redevelopment. As of December 31, 2019, we had 13 properties under development, or which we were contractually committed to develop, that we estimate will total 2.3 million square feet upon completion and one partially-operational property under redevelopment that we estimate will total 106,000 square feet upon completion.

2018 Dispositions

In 2018, we sold 11751 Meadowville Lane, an operating property totaling 193,000 square feet in Chester, Virginia (in our Data Center Shells sub-segment). We contractually closed on the sale of this property on October 27, 2017 for $44.0 million. We provided a financial guaranty to the buyer under which we provided an indemnification for up to $20 million in losses it could incur related to a potential defined capital event occurring on the property; our financial guaranty to the buyer expired on October 1, 2018, resulting in no losses to us. We accounted for this transaction as a financing arrangement. Accordingly, we did not recognize the sale of this property for accounting purposes until the expiration of the guaranty on October 1, 2018. In the fourth quarter of 2018, we recognized a gain on this sale of $1.5 million.

2018 Development Activities

In 2018, we placed into service 666,000 square feet in six newly-developed properties (including two partially- operational properties), 22,000 square feet in one redeveloped property and land under a long-term contract.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2017 Dispositions

In 2017, we sold the following operating properties (dollars in thousands):

Project Name	City, State	Segment	Date of Sale	Number of Properties	Total Rentable Square Feet	Transaction Value	Gain on Sale
3120 Fairview Park Drive	Falls Church, VA	Northern Virginia Defense/IT	2/15/2017	1	190,000	$39,000	$—
1334 Ashton Road	Hanover, MD	Fort Meade/BW Corridor	6/9/2017	1	37,000	2,300	—
White Marsh Properties (1)	White Marsh, MD	Regional Office and Other	7/28/2017	8	412,000	47,500	1,180
201 Technology Drive	Lebanon, VA	Data Center Shells	10/27/2017	1	103,000	29,500	3,625
7320 Parkway Drive	Hanover, MD	Fort Meade/BW Corridor	12/15/2017	1	57,000	7,529	831
				12	799,000	$125,829	$5,636

(1) This sale also included land.

We also sold other land for $14.3 million and recognized a gain on sale of $4.2 million.

2017 Development Activities

In 2017, we placed into service 1.1 million square feet in eight newly-developed properties (including a partially- operational property) and 94,000 square feet in three redeveloped properties.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of December 31, 2019, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 15 years and averaging approximately five years.

Our lease revenue is comprised of: fixed lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below- market lease intangibles; and variable lease revenue, including tenant expense recoveries, lease termination revenue and other revenue from tenants that is not fixed under the lease. The table below sets forth our allocation of lease revenue recognized between fixed and variable lease revenue (in thousands):

Lease revenue	For the Year Ended December 31, 2019
Fixed	$412,342
Variable	110,130
$522,472

A significant concentration of our lease revenue in 2019 was earned from our largest tenant, the USG, including 34% of our total lease revenue and 25% of our fixed lease revenue. Our lease revenue from the USG was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Northern Virginia Defense/IT reportable sub-segments (see Note 16).

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	December 31, 2019
2020	$388,310
2021	336,482
2022	299,356
2023	245,661
2024	195,246
Thereafter	474,741
$1,939,796

Lessee Arrangements

We lease land underlying certain properties that we are operating or developing from third parties. These ground leases have long durations with remaining terms ranging from 29 years (excluding extension options) to 96 years. As of December 31, 2019, our balance sheet included $68.3 million in right-of-use assets associated with ground leases that included:

•
$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 96-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2020;

•	$10.3 million for land underlying operating office properties in Washington, DC under two leases with remaining terms of approximately 80 years;

•
$6.5 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 29 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;

•
$6.6 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture all of the rent on which was previously paid. These leases had remaining terms ranging from 63 to 74 years;

•
$4.8 million for land in a business park in Huntsville, Alabama under 10 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 43 to 51 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance; and

•
$2.3 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 48 years all of the rent on which was previously paid.

As of December 31, 2019, our balance sheet also included right-of-use lease assets totaling $1.2 million in connection with vehicles and office equipment that we lease from third parties.

Our right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	December 31, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$27,864
Finance leases
Property	Property - finance right-of-use assets	40,458
Vehicles and office equipment	Prepaid expenses and other assets, net	1,196
Total finance lease right-of-use assets		41,654

Total right-of-use assets		$69,518

Lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	December 31, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$17,317
Finance leases	Other liabilities	1,116

Total lease liabilities		$18,433

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the weighted average terms and discount rates of our leases as of December 31, 2019:

Weighted average remaining lease term
Operating leases	68 years
Finance leases	1 year
Weighted average discount rate
Operating leases	7.33%
Finance leases	3.11%

The table below presents our total lease cost (in thousands):

Lease cost	Statement of Operations Location	For the Year Ended December 31, 2019
Operating lease cost
Property leases	Property operating expenses	$1,699
Vehicles and office equipment	General, administrative and leasing expenses	69
Finance lease cost
Amortization of vehicles and office equipment right-of-use assets	General, administrative and leasing expenses	457
Amortization of property right-of-use assets	Property operating expenses	30
Interest on lease liabilities	Interest expense	13
		$2,268

The table below presents the effect of lease payments on our consolidated statement of cash flows (in thousands):

Supplemental cash flow information	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,004
Operating cash flows for financing leases	$13
Financing cash flows for financing leases	$223

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Payments on leases as of December 31, 2019 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2020	$1,140	$862	$2,002
2021	1,146	202	1,348
2022	1,164	64	1,228
2023	1,169	—	1,169
2024	1,173	—	1,173
Thereafter	100,609	—	100,609
Total lease payments	106,401	1,128	107,529
Less: Amount representing interest	(89,084)	(12)	(89,096)
Lease liability	$17,317	$1,116	$18,433

Future minimum rental payments on leases as of December 31, 2018 were due as follows (in thousands):

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$1,101	$219	$1,320
2020	1,110	844	1,954
2021	1,094	184	1,278
2022	1,115	49	1,164
2023	1,119	—	1,119
Thereafter	83,373	—	83,373
Total lease payments	$88,912	1,296	90,208
Less: Amount representing interest	N/A	(24)	(24)
Total	N/A	$1,272	$90,184

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

We consolidate the real estate joint ventures described below because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of the properties developed by the VIEs; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2019 (dollars in thousands):

		Nominal Ownership %		December 31, 2019 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$249,875	$73,911	$73,083
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	87,915	63,895	56,028
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	126,603	126,112	56,268
				$464,393	$263,918	$185,379
(1) Excludes amounts eliminated in consolidation.

Each of these joint ventures are engaged in the development and operation of real estate. With regard to these joint ventures:

•
for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. We had advanced $49.0 million to the City through December 31, 2019 to fund such costs. We also expect to fund additional development costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make equity contributions. While net

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 1.5 million square feet of construction commencement through December 31, 2019. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in COPLP;

•
for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member; and

•
for Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time following the property’s development completion (expected to occur in 2021) and stabilization (as defined in the operating agreement) of the joint venture’s office property; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We and our partners each have the right to acquire each other’s interests at fair value upon the second anniversary of the property’s stabilization date (as defined in the operating agreement). Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP.

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

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				December 31, 2019	December 31, 2018
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$37,816	$39,845
BREIT COPT DC JV LLC	6/20/2019	10%	9	14,133	—
			15	$51,949	$39,845
(1) Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Northern Virginia. With regard to these joint ventures:

•	for GI-COPT DC Partnership LLC, under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments in the joint venture; and

•
for BREIT-COPT, as described further in Note 4, in 2019, we sold a 90% interest in nine triple-net leased, single-tenant data center shell properties in Northern Virginia and retained a 10% interest in the properties through the joint venture. We concluded that the joint venture is a variable interest entity. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investment, subject to certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$131,975	$120,894	$11,081	$132,276	$117,520	$14,756
Tenant relationship value	59,131	43,544	15,587	60,028	39,703	20,325
Above-market leases	13,718	13,318	400	13,841	13,164	677
Below-market cost arrangements (1)	—	—	—	8,880	1,507	7,373
Other	1,333	1,009	324	1,333	994	339
	$206,157	$178,765	$27,392	$216,358	$172,888	$43,470

(1)
These assets pertain to ground leases. Upon our adoption of lease accounting guidance effective January 1, 2019, the net carrying amount was reclassified to property operating lease right-of-use assets associated with these leases.

Amortization of the intangible asset categories set forth above totaled $8.7 million in 2019, $15.6 million in 2018 and $19.3 million in 2017. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market leases: eight years; and other: 23 years. The approximate weighted average amortization period for all of the categories combined is eight years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $5.2 million for 2020; $5.0 million for 2021; $3.5 million for 2022; $3.1 million for 2023; and $2.5 million for 2024.

8.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2019	2018
Notes receivable from City of Huntsville	$59,427	$53,961
Other investing loans receivable	14,096	3,021
	$73,523	$56,982

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which is compounded annually on March 1, will be repaid using the real estate taxes generated by the properties developed by the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville will be required to issue bonds to repay the notes and the accrued and unpaid interest thereon. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the developed properties in 2045.

Our other investing loans receivable carry an interest rate of 8.0% and mature in 2020.

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2019 or December 31, 2018. The fair value of these receivables was approximately $74 million as of December 31, 2019 and $58 million as of December 31, 2018.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Lease incentives, net	$28,433	$21,258
Prepaid expenses	18,835	25,658
Construction contract costs in excess of billings	17,223	3,189
Furniture, fixtures and equipment, net (1)	7,823	8,630
Non-real estate equity investments	6,705	5,940
Deferred financing costs, net (2)	3,633	4,733
Restricted cash	3,397	3,884
Deferred tax asset, net	2,328	2,084
Interest rate derivatives	23	5,617
Other assets	4,616	6,337
Total for COPLP and subsidiaries	93,016	87,330
Marketable securities in deferred compensation plan	3,060	3,868
Total for COPT and subsidiaries	$96,076	$91,198

(1) Includes $1.2 million in finance right-of-use assets as of December 31, 2019.
(2) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2019	2018
Operating loss carry forward	$2,885	$4,354
Property	(77)	427
Share-based compensation	—	28
Accrued payroll	—	2
Valuation allowance	(480)	(2,727)
Deferred tax asset, net	$2,328	$2,084

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. The decrease in deferred tax asset valuation allowance reflected above was due to higher projected taxable income in our TRS resulting from certain construction projects. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2019 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		December 31, 2019
	December 31, 2019	December 31, 2018
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$143,430	$147,141	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	68,055	23,282	LIBOR + 1.45% to 2.35% (5)	2020-2026
Total mortgage and other secured debt	211,485	170,423
Revolving Credit Facility	177,000	213,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (7)
Term Loan Facility (8)	248,706	248,273	LIBOR + 0.85% to 1.65% (9)	2022
Unsecured Senior Notes (10)
3.60%, $350,000 aggregate principal	348,431	347,986	3.60% (11)	May 2023
5.25%, $250,000 aggregate principal	247,652	247,136	5.25% (12)	February 2024
3.70%, $300,000 aggregate principal	299,324	298,815	3.70% (13)	June 2021
5.00%, $300,000 aggregate principal	297,503	297,109	5.00% (14)	July 2025
Unsecured note payable	1,038	1,167	0% (15)	May 2026
Total debt, net	$1,831,139	$1,823,909

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.8 million as of December 31, 2019 and $7.2 million as of December 31, 2018.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $217,000 as of December 31, 2019 and $281,000 as of December 31, 2018.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of December 31, 2019.

(4)	Includes a construction loan with $64.9 million in remaining borrowing capacity as of December 31, 2019.

(5)	The weighted average interest rate on our variable rate secured debt was 3.85% as of December 31, 2019.

(6)	The weighted average interest rate on the Revolving Credit Facility was 2.70% as of December 31, 2019.

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

(9)	The interest rate on this loan was 2.94% as of December 31, 2019.

(10)	Refer to the paragraphs below for further disclosure.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.1 million as of December 31, 2019 and $1.4 million as of December 31, 2018. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of December 31, 2019 and $2.6 million as of December 31, 2018. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(13)
The carrying value of these notes reflects an unamortized discount totaling $534,000 as of December 31, 2019 and $943,000 as of December 31, 2018. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(14)
The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of December 31, 2019 and $2.4 million as of December 31, 2018.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%

(15)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $223,000 as of December 31, 2019 and $294,000 as of December 31, 2018.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2019, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2019
2020	$16,156
2021	303,955
2022	301,341
2023	593,830
2024	279,683
Thereafter	347,842
Total	$1,842,807	(1)

(1)	Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $11.7 million.

We capitalized interest costs of $10.8 million in 2019, $5.9 million in 2018 and $5.2 million in 2017.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,192,910	$1,227,441	$1,191,046	$1,219,603
Other fixed-rate debt	144,468	149,907	148,308	147,106
Variable-rate debt	493,761	495,962	484,555	486,497
	$1,831,139	$1,873,310	$1,823,909	$1,853,206

Revolving Credit Facility

On October 10, 2018, we entered into a credit agreement with a group of lenders to replace our existing unsecured revolving credit facility with a new facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The lenders’ aggregate commitment under the new facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The new facility matures on March 10, 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the new facility is based on LIBOR plus 0.775% to 1.450%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The new facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2019, the maximum borrowing capacity under this facility totaled $800.0 million, of which $623.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $255.6 million in 2019 and $188.1 million in 2018. The weighted average interest rate on our Revolving Credit Facility was 3.32% in 2019 and 3.08% in 2018.

Term Loan Facilities

Our unsecured term loan facility originated in 2015 and was subsequently amended. We have the ability to borrow an additional $150.0 million under this facility provided that there is no default under the loan and subject to the approval of the lenders.  The loan matures on December 17, 2022, and carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 0.85% to 1.65%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition to the term loan discussed above, we also had a term loan originating in 2012 on which we repaid $200.0 million in May 2017 and the remaining balance of $100.0 million in November 2018.

In connection with our new Revolving Credit Facility discussed above, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

Unsecured Senior Notes

We may redeem our unsecured senior notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (30 basis points for the 3.60% Senior Notes, 40 basis points for the 5.25% Senior Notes, 25 basis points for the 3.70% Senior Notes and 45 basis points for the 5.00% Senior Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2019	2018
$12,438	(1)	1.390%	One-Month LIBOR	10/13/2015	10/1/2020	$23	$239
100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	(1,028)	1,968
100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(1,037)	1,967
50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(524)	971
11,200	(2)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(20)	—
75,000		3.176%	Three-Month LIBOR	6/30/2020	6/30/2030	(8,640)	(2,676)
75,000		3.192%	Three-Month LIBOR	6/30/2020	6/30/2030	(8,749)	(2,783)
75,000		2.744%	Three-Month LIBOR	6/30/2020	6/30/2030	(5,684)	—
100,000		1.730%	One-Month LIBOR	9/1/2015	8/1/2019	—	472
						$(25,659)	$158

(1) The notional amount of this instrument is scheduled to amortize to $12.1 million.
(2) The notional amount of this instrument is scheduled to amortize to $10.0 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2019	2018
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$23	$5,617
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(25,682)	$(5,459)

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2019	2018	2017	2019	2018	2017
Interest rate derivatives	$(24,321)	$(2,373)	$684	$1,415	$407	$(3,304)

Over the next 12 months, we estimate that approximately $2.6 million of losses will be reclassified from accumulated other comprehensive loss (“AOCL”) as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2019, we were not in default with any of these provisions.  As of December 31, 2019, the fair value of interest rate derivatives in a liability position related to these agreements was $25.7 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2019, we had not posted any collateral related to these agreements. If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $25.8 million as of December 31, 2019.

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

	For the Years Ended December 31,
	2019	2018	2017
Beginning balance	$26,260	$23,125	$22,979
Contributions from noncontrolling interests	—	186	—
Distributions to noncontrolling interests	(2,413)	(1,411)	(1,566)
Net income attributable to noncontrolling interests	3,835	2,523	2,338
Adjustment to arrive at fair value of interests	1,749	1,837	(626)
Ending balance	$29,431	$26,260	$23,125

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

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2019, COPT had 25.0 million preferred shares authorized and unissued at $0.01 par value per share. In 2017, COPT redeemed all of its outstanding preferred shares, including:

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

Common Shares

In September 2016, COPT established an at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $200.0 million (the “2016 ATM Program”). COPT issued the following common shares under this ATM program in 2018 and 2017:

•	992,000 shares in 2018 at a weighted average price of $30.46 per share. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents; and

•	591,000 shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

In November 2018, COPT replaced its 2016 ATM Program with a new program under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million (the “2018 ATM Program”). Under the 2018 ATM Program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. As of December 31, 2019, COPT has not issued any shares under the 2018 ATM Program.

On November 2, 2017, COPT entered into forward equity sale agreements to issue 9.2 million common shares at an initial gross offering price of $285.2 million, or $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price received upon physical settlement of the agreements was subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and was decreased on each of certain dates specified in the agreements during the term of the agreements. COPT issued the following common shares under these forward equity sale agreements:

•	1.6 million shares in 2019 for net proceeds of $46.5 million;

•	5.9 million shares in 2018 for net proceeds of $172.5 million; and

•	1.7 million shares in 2017 for net proceeds of $50.0 million.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP. COPT used its remaining capacity under these agreements in 2019.

Certain holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 105,039 in 2019, 1.9 million in 2018 and 339,513 in 2017.

COPT declared dividends per common share of $1.10 in 2019, 2018 and 2017.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

In 2017, COPLP redeemed all of the outstanding units of the following series of preferred units held by COPT:

•	the 5.600% Series K Preferred Units effective on January 21, 2017; and

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

Limited Partner Preferred Units

COPLP has 352,000 Series I Preferred Units issued to an unrelated party that have an aggregate liquidation preference of $8.8 million ($25.00 per unit), plus any accrued and unpaid distributions of return thereon. The owner of these units is entitled to a priority annual cumulative return equal to 3.5% of their liquidation preference. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for COPT common shares in accordance with the terms of COPLP’s agreement of limited partnership. These units may be redeemed for cash by COPLP at COPLP’s option on or after January 1, 2020, provided that COPLP provides notice to the unit holder six months prior to the effective date of the redemption.  The units’ terms also require COPLP to provide notice to the unit holder for defined periods of time in advance of the sale of certain property or repayment or refinancing of certain debt, after which, in certain instances, the unit holder would have the ability to require COPLP to redeem the units at their liquidation preference. The terms of these units were amended on July 31, 2019 to:

•
reduce, effective September 23, 2019, the priority annual cumulative return on these units from 7.5% of the units’ liquidation preference to 3.5%, and eliminate provisions for future increases previously in place;

•	extend the earliest date that COPLP could redeem the units to January 1, 2020; and

•	establish the notice provisions in advance of property sales and debt repayments or refinancing and related redemption requirements described above.

Common Units

COPT owned 98.7% of COPLP’s common units as of December 31, 2019 and 98.8% as of December 31, 2018.

In 2018 and 2017, COPT acquired additional common units through the following common share issuances under its 2016 ATM Program:

•	992,000 shares in 2018 at a weighted average price of $30.46 per share. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents; and

•	591,000 shares in 2017 at a weighted average price of $33.84 per share. Net proceeds from the shares issued totaled $19.7 million, after payment of $0.3 million in commissions to sales agents.

From 2017 through 2019, COPT also acquired additional common units through the following common share issuances under its forward equity sale agreements:

•	1.6 million shares in 2019 for net proceeds of $46.5 million;

•	5.9 million shares in 2018 for net proceeds of $172.5 million; and

•	1.7 million shares in 2017 for net proceeds of $50.0 million.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

forth in the partnership agreement). Certain limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 105,039 in 2019, 1.9 million in 2018 and 339,513 in 2017. In addition, we redeemed 924 common units in 2019 for $25,000 and 13,377 in 2018 for $339,000.

COPLP declared distributions per common unit of $1.10 in 2019, 2018 and 2017.

15.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, COPT adopted the 2017 Omnibus Equity and Incentive Plan (the “2017 Plan”) following the approval of such plan by our common shareholders. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 3.4 million common shares in COPT to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. In November 2018, we amended the 2017 Plan to provide for the future grant of awards in the form of PIUs; PIUs are a special class of common unit structured to qualify as “profit interests” for tax purposes which are similar to restricted shares and PSUs, except that upon vesting recipients will receive common units in COPLP. This plan expires on May 11, 2027.

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

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
General, administrative and leasing expenses	$5,748	$5,415	$4,649
Property operating expenses	966	961	966
Capitalized to development activities	742	587	480
Share-based compensation cost	$7,456	$6,963	$6,095

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs, PIUs and deferred share awards and 0% to 7% for restricted shares.

As of December 31, 2019, unrecognized compensation costs related to unvested awards included:

•	$6.5 million on restricted shares expected to be recognized over a weighted average period of approximately two years;

•	$1.6 million on performance-based PIUs (“PB-PIUs”) expected to be recognized over a weighted average performance period of approximately two years;

•	$1.1 million on time-based PIUs (“TB-PIUs”) expected to be recognized over a weighted average performance period of approximately two years;

•	$630,000 on PSUs expected to be recognized over a weighted average performance period of approximately one year; and

•	$33,000 on deferred share awards expected to be recognized through May 2020.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our TRS is subject to Federal and state income taxes. We realized a windfall tax loss of $13,000 in 2017 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2017, 2018 and 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	371,247	$26.20
Granted	239,479	33.84
Forfeited	(27,056)	27.80
Vested	(158,044)	26.27
Unvested as of December 31, 2017	425,626	30.37
Granted	219,716	25.62
Forfeited	(25,419)	30.02
Vested	(181,238)	29.49
Unvested as of December 31, 2018	438,685	28.38
Granted	195,520	26.56
Forfeited	(56,341)	29.44
Vested	(185,001)	28.01
Unvested as of December 31, 2019	392,863	$27.49
Unvested shares as of December 31, 2019 that are expected to vest	363,773	$27.50

The aggregate intrinsic value of restricted shares that vested was $4.9 million in 2019, $4.6 million in 2018 and $5.3 million in 2017.

PIUs

Commencing in 2019, we offered our executives and Trustees the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares, deferred share awards and PSUs). Our executives and certain of our Trustees selected PIUs as their form of share-based compensation for their 2019 grants. We granted two forms of PIUs: TB-PIUs; and PB-PIUs. TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

In 2019, our executives and certain non-employee Trustees were granted a total of 61,820 TB-PIUs with an aggregate grant date fair value of $1.6 million (weighted average of $26.01 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the date of grant. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights.

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

PSUs

We made the following grants of PSUs to executives from 2015 through 2018 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2019
3/5/2015	45,656	1/1/2015	12/31/2017	$1,678	—
3/1/2016	26,299	1/1/2016	12/31/2018	$1,005	—
1/1/2017	39,351	1/1/2017	12/31/2019	$1,415	39,351
1/1/2018	59,110	1/1/2018	12/31/2020	$1,890	59,110

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

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th (target)	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

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

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for the 2015 PSUs issued to executives that vested on December 31, 2017, we issued 13,328 common shares in settlement of the PSUs on February 22, 2018; and

•	for the 2016 PSUs issued to executives that vested on December 31, 2018, we issued 44,757 common shares in settlement of the PSUs on January 18, 2019.

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over the performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2017 and 2018 are set forth below:

Grant Date	Grant Date Fair Value Per Share	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2017	$38.43	$31.22	19.0%	1.47%
1/1/2018	$31.97	$29.20	17.0%	2.04%

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred Share Awards

We made the following grants of deferred share awards to nonemployee members of our Board of Trustees in 2017, 2018 and 2019 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Share
2017	10,032	$326	$32.47
2018	13,832	$388	$28.08
2019	3,432	$95	$27.60

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We issued the following common shares in settlement of deferred shares in 2017, 2018 and 2019 (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Number of common shares issued	3,097	5,515	15,590
Grant date fair value per share	$26.77	$29.32	$26.89
Aggregate intrinsic value	$86	$154	$508

Options

We have not issued options since 2009, and all of our options were vested and fully expensed prior to 2018. The table below sets forth information regarding our outstanding options as of the following dates (dollars in thousands, except per share data):

	Options Outstanding and Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2016	201,100	$43.35	1	$31
December 31, 2017	60,000	$35.17	1	$—
December 31, 2018	30,000	$32.52	0.4	$—
December 31, 2019	—	N/A	N/A	N/A
The aggregate intrinsic value of options exercised was $18,000 in 2017. No options were exercised in 2019 or 2018.

16.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure). As of December 31, 2019, 2018 and 2017, our Regional Office segment included properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics; during 2017, this segment also included suburban properties not meeting these characteristics that were since disposed.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2019
Revenues from real estate operations	$252,781	$55,742	$51,140	$32,659	$16,593	$26,571	$435,486	$59,611	$29,405	$2,961	$527,463
Property operating expenses	(82,815)	(19,779)	(29,042)	(13,579)	(6,626)	(1,962)	(153,803)	(29,682)	(13,213)	(1,445)	(198,143)
UJV NOI allocable to COPT	—	—	—	—	—	5,705	5,705	—	—	—	5,705
NOI from real estate operations	$169,966	$35,963	$22,098	$19,080	$9,967	$30,314	$287,388	$29,929	$16,192	$1,516	$335,025
Additions to long-lived assets	$34,618	$9,326	$—	$8,912	$1,548	$—	$54,404	$20,925	$893	$128	$76,350
Transfers from non-operating properties	$18,606	$4,548	$10,781	$—	$33,606	$159,472	$227,013	$—	$(1,012)	$—	$226,001
Segment assets at December 31, 2019	$1,280,656	$396,914	$146,592	$184,257	$138,501	$279,099	$2,426,019	$392,319	$202,935	$3,685	$3,024,958

Year Ended December 31, 2018
Revenues from real estate operations	$248,927	$53,518	$46,286	$31,927	$14,745	$25,650	$421,053	$61,181	$31,892	$3,127	$517,253
Property operating expenses	(82,975)	(20,330)	(26,888)	(13,536)	(6,050)	(3,225)	(153,004)	(30,253)	(16,342)	(1,436)	(201,035)
UJV NOI allocable to COPT	—	—	—	—	—	4,818	4,818	—	—	—	4,818
NOI from real estate operations	$165,952	$33,188	$19,398	$18,391	$8,695	$27,243	$272,867	$30,928	$15,550	$1,691	$321,036
Additions to long-lived assets	$38,612	$7,956	$—	$6,535	$573	$—	$53,676	$19,730	$856	$480	$74,742
Transfers from non-operating properties	$35,648	$10,231	$14,718	$(116)	$4,167	$99,191	$163,839	$—	$2,304	$—	$166,143
Segment assets at December 31, 2018	$1,279,571	$399,339	$139,731	$188,911	$108,010	$353,165	$2,468,727	$395,380	$216,640	$4,115	$3,084,862

Year Ended December 31, 2017
Revenues from real estate operations	$245,613	$47,118	$47,209	$29,540	$14,322	$24,320	$408,122	$68,262	$28,875	$4,721	$509,980
Property operating expenses	(80,697)	(16,938)	(27,812)	(12,619)	(5,783)	(2,709)	(146,558)	(28,982)	(13,551)	(1,873)	(190,964)
UJV NOI allocable to COPT	—	—	—	—	—	4,805	4,805	—	—	—	4,805
NOI from real estate operations	$164,916	$30,180	$19,397	$16,921	$8,539	$26,416	$266,369	$39,280	$15,324	$2,848	$323,821
Additions to long-lived assets	$26,659	$8,115	$71	$8,451	$1,056	$—	$44,352	$25,299	$3,580	$110	$73,341
Transfers from non-operating properties	$43,370	$48,328	$—	$474	$2,159	$107,854	$202,185	$—	$8	$18	$202,211
Segment assets at December 31, 2017	$1,263,567	$402,076	$128,755	$194,476	$108,119	$301,996	$2,398,989	$400,512	$224,422	$4,082	$3,028,005

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Segment revenues from real estate operations	$527,463	$517,253	$509,980
Construction contract and other service revenues	113,763	60,859	102,840
Total revenues	$641,226	$578,112	$612,820

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
UJV NOI allocable to COPT	$5,705	$4,818	$4,805
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(4,065)	(3,314)	(3,310)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(7)	1,193	(5)
Equity in income of unconsolidated entities	$1,633	$2,697	$1,490

As previously discussed, we provide real estate services such as property management, development and construction services primarily for our properties but also for third parties.  The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations (“NOI from service operations”), which is based on the net of revenues and expenses from these activities.  Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Construction contract and other service revenues	$113,763	$60,859	$102,840
Construction contract and other service expenses	(109,962)	(58,326)	(99,618)
NOI from service operations	$3,801	$2,533	$3,222

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
NOI from real estate operations	$335,025	$321,036	$323,821
NOI from service operations	3,801	2,533	3,222
Interest and other income	7,894	4,358	6,318
Gain on sales of real estate	105,230	2,340	9,890
Equity in income of unconsolidated entities	1,633	2,697	1,490
Income tax benefit (expense)	217	363	(1,098)
Depreciation and other amortization associated with real estate operations	(137,069)	(137,116)	(134,228)
Impairment losses	(329)	(2,367)	(15,123)
General, administrative and leasing expenses	(35,402)	(28,900)	(30,837)
Business development expenses and land carry costs	(4,239)	(5,840)	(6,213)
Interest expense	(71,052)	(75,385)	(76,983)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(5,705)	(4,818)	(4,805)
Loss on early extinguishment of debt	—	(258)	(513)
Net income	$200,004	$78,643	$74,941

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2019	2018
Segment assets	$3,024,958	$3,084,862
Operating properties lease liabilities included in segment assets	17,317	—
Non-operating property assets	621,630	410,671
Other assets	190,548	160,472
Total COPT consolidated assets	$3,854,453	$3,656,005

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

17.      Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Construction contract revenue:
GMP	$67,708	$34,050	$78,401
FFP	10,688	20,327	22,607
Cost-plus fee	34,386	5,540	801
Other	981	942	1,031
	$113,763	$60,859	$102,840

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Construction contract revenue:
Construction	$112,170	$57,986	$94,471
Design	612	1,931	7,338
Other	981	942	1,031
	$113,763	$60,859	$102,840

We derived 74% of our construction contract revenue from the USG in 2019, 95% in 2018 and 98% in 2017.

We recognized revenue of $53,000, $349,000 and $586,000 in 2019, 2018 and 2017, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Beginning balance	$6,701	$4,577
Ending balance	$12,378	$6,701

Contract assets, which we refer to herein as construction contract costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Beginning balance	$3,189	$4,884
Ending balance	$17,223	$3,189

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Beginning balance	$568	$27,402
Ending balance	$1,184	$568
Portion of beginning balance recognized in revenue during the year	$446	$27,296

The change in the contract liabilities balance reported above for 2018 was due primarily to our satisfaction of performance obligations during the period on a contract on which we previously received advance payments from a customer.

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2019 that will be recognized as revenue in future periods was $79.0 million, approximately $29 million of which we expect to recognize in 2020.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues, and had no impairment losses on construction contracts receivable or unbilled construction revenue in 2019, 2018 and 2017.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to COPT	$191,692	$72,301	$68,745
Preferred share dividends	—	—	(6,219)
Issuance costs associated with redeemed preferred shares	—	—	(6,847)
Income attributable to share-based compensation awards	(656)	(462)	(449)
Numerator for basic EPS on net income attributable to COPT common shareholders	$191,036	$71,839	$55,230
Redeemable noncontrolling interests	132	—	—
Income attributable to share-based compensation awards	33	—	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$191,201	$71,839	$55,230
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,196	103,946	98,969
Dilutive effect of redeemable noncontrolling interests	119	—	—
Dilutive effect of share-based compensation awards	308	134	132
Dilutive effect of forward equity sale agreements	—	45	54
Denominator for diluted EPS (common shares)	111,623	104,125	99,155
Basic EPS	$1.72	$0.69	$0.56
Diluted EPS	$1.71	$0.69	$0.56

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2019	2018	2017
Conversion of common units	1,299	2,468	3,362
Conversion of redeemable noncontrolling interests	896	936	689
Conversion of Series I preferred units	176	176	176

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements of 376,000 for 2019;

•	weighted average restricted shares and deferred share awards of 441,000 for 2019, 452,000 for 2018 and 433,000 for 2017;

•	weighted average options of 12,000 for 2019, 42,000 for 2018 and 70,000 for 2017; and

•	weighted average unvested PIUs of 51,000 for 2019.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to COPLP	$194,619	$74,703	$71,295
Preferred unit distributions	(564)	(660)	(6,879)
Issuance costs associated with redeemed preferred units	—	—	(6,847)
Income attributable to share-based compensation awards	(785)	(462)	(449)
Numerator for basic EPU on net income attributable to COPLP common unitholders	193,270	73,581	57,120
Redeemable noncontrolling interests	132	—	—
Income attributable to share-based compensation awards	33	—	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$193,435	$73,581	$57,120
Denominator (all weighted averages):
Denominator for basic EPU (common units)	112,495	106,414	102,331
Dilutive effect of redeemable noncontrolling interests	119	—	—
Dilutive effect of share-based compensation awards	308	134	132
Dilutive effect of forward equity sale agreements	—	45	54
Denominator for diluted EPU (common units)	112,922	106,593	102,517
Basic EPU	$1.72	$0.69	$0.56
Diluted EPU	$1.71	$0.69	$0.56

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2019	2018	2017
Conversion of redeemable noncontrolling interests	896	936	689
Conversion of Series I preferred units	176	176	176

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements of 376,000 for 2019;

•	weighted average restricted units and deferred share awards of 441,000 for 2019, 452,000 for 2018 and 433,000 for 2017;

•	weighted average options of 12,000 for 2019, 42,000 for 2018 and 70,000 for 2017; and

•	weighted average unvested PIUs of 51,000 for 2019.

19.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2019, management believes that it is reasonably possible that we could recognize a loss of up to $3 million for certain municipal tax claims. While we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $34 million as of December 31, 2019. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2019, we do not expect any such future fundings will be required.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of December 31, 2019 that included the following (excluding amounts incurred and therefore reflected as liabilities reported on our consolidated balance sheets):

•	development and redevelopment obligations of $200.7 million;

•	tenant and other building improvements of $58.8 million;

•	third party construction obligations of $16.5 million; and

•	other obligations of $1.5 million.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per share/unit data).

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
COPT and Subsidiaries
Revenues	$148,940	$175,070	$159,431	$157,785	$155,476	$146,743	$137,411	$138,482
Net income	$22,318	$109,563	$23,246	$44,877	$18,780	$21,085	$20,322	$18,456
Net income attributable to noncontrolling interests	(1,459)	(2,772)	(1,989)	(2,092)	(1,630)	(1,651)	(1,625)	(1,436)
Net income attributable to COPT common shareholders	$20,859	$106,791	$21,257	$42,785	$17,150	$19,434	$18,697	$17,020

Basic EPS	$0.19	$0.95	$0.19	$0.38	$0.17	$0.19	$0.18	$0.16
Diluted EPS	$0.19	$0.95	$0.19	$0.38	$0.17	$0.19	$0.18	$0.16

COPLP and Subsidiaries
Revenues	$148,940	$175,070	$159,431	$157,785	$155,476	$146,743	$137,411	$138,482
Net income	$22,318	$109,563	$23,246	$44,877	$18,780	$21,085	$20,322	$18,456
Net income attributable to noncontrolling interests	(1,037)	(1,268)	(1,565)	(1,515)	(921)	(878)	(1,080)	(1,061)
Net income attributable to COPLP	21,281	108,295	21,681	43,362	17,859	20,207	19,242	17,395
Preferred unit distributions	(165)	(165)	(157)	(77)	(165)	(165)	(165)	(165)
Net income attributable to COPLP common unitholders	$21,116	$108,130	$21,524	$43,285	$17,694	$20,042	$19,077	$17,230

Basic EPU	$0.19	$0.95	$0.19	$0.38	$0.17	$0.19	$0.18	$0.16
Diluted EPU	$0.19	$0.95	$0.19	$0.38	$0.17	$0.19	$0.18	$0.16

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$47,529	$26,715	$59,177	$12,989	$26,715	$72,166	$98,881	$(16,790)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	25,763	—	—	25,763	25,763	—	(7)	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	10,035	—	20,533	5	—	20,538	20,538	(3,492)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	10,598	—	19,593	6	—	19,599	19,599	(2,926)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	223	364	3,332	3,696	(1,491)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	12,242	—	22,389	—	—	22,389	22,389	(3,384)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	8,879	—	58,664	58,664	(16,924)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,007	669	2,130	17,676	19,806	(5,073)	1985/2017	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	8,093	—	50,557	50,557	(15,746)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	4,120	1,906	11,743	13,649	(7,074)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,669	2,917	16,928	19,845	(9,958)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	5,607	2,517	15,675	18,192	(10,005)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	4,952	3,684	12,469	16,153	(6,727)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,821	905	5,441	6,346	(3,100)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	4,591	1,386	10,167	11,553	(5,741)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,847	11,986	8,670	2,847	20,656	23,503	(11,121)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	6,196	2,484	15,946	18,430	(9,584)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	271	950	4,135	5,085	(578)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	4,142	3,507	34,319	37,826	(11,745)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,734	3,407	25,901	29,308	(10,247)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,828	2,398	14,366	16,764	(8,605)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	4,809	3,731	20,762	24,493	(8,630)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	75	—	1,577	75	1,652	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,060	1,572	13,235	14,807	(6,626)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	3,781	1,615	12,139	13,754	(6,788)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	7,880	3,436	22,282	25,718	(12,059)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	18,470	27,964	70,460	98,424	(25,079)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	16,525	4,415	36,890	41,305	(15,930)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	4,190	5,753	17,805	23,558	(9,374)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(5,942)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(16)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(17)	2016	4/30/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	—	393	3,323	3,716	(183)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(180)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	960	613	3,542	4,155	(1,735)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	1,894	1,856	9,319	11,175	(3,928)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,033	522	3,123	3,645	(1,255)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,188	688	5,048	5,736	(2,692)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,367	773	5,461	6,234	(2,408)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	802	436	2,544	2,980	(1,131)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	33,115	10,486	75,454	85,940	(35,552)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	22,407	8,275	56,760	65,035	(22,899)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	276	134	1,987	2,121	(487)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	204	113	1,606	1,719	(400)	2010	9/14/2007
2100 L Street (O)	Washington, DC	47,068	19,024	60,822	—	19,024	60,822	79,846	—	(7)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	6,951	2,881	—	9,832	9,832	(1,304)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,924	1,422	7,643	9,065	(3,869)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	2,911	1,362	8,702	10,064	(4,357)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	2,729	1,094	7,767	8,861	(3,115)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,986	2,243	18,405	20,648	(7,511)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	648	692	3,699	4,391	(1,861)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	14,833	8,057	49,421	57,478	(12,629)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,146	1	2,791	12,147	14,938	(12,146)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,293	34,443	1,859	20,293	36,302	56,595	(5,932)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,565	2,098	22,899	24,997	(11,271)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	5,530	1,737	20,796	22,533	(11,505)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	2,847	2,251	24,458	26,709	(12,920)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	2,167	3,863	31,439	35,302	(12,354)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	3,205	4,611	17,802	22,413	(9,741)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	8,709	8,737	40,321	49,058	(21,502)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	3,998	—	12,101	867	—	12,968	12,968	(1,503)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	1,756	1,517	60,921	62,438	(14,803)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	901	2,648	30,588	33,236	(9,224)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	1,966	3,411	26,883	30,294	(9,807)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	2,487	3,260	25,079	28,339	(8,174)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,354	1,422	28,562	29,984	(6,123)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	41,160	—	2,372	41,160	43,532	(3,968)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	4,916	261	31,447	31,708	(9,962)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(3,694)	2014	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(1,014)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	157	2,748	38,313	41,061	(7,446)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	560	2,185	28,986	31,171	(9,949)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	65	2,067	21,688	23,755	(6,482)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(7,808)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(5,380)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	—	—	9,187	—	—	9,187	9,187	(162)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	1,705	1,831	24,962	26,793	(4,101)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	—	—	7,998	—	—	7,998	7,998	(102)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,751	132	2,370	27,883	30,253	(4,046)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	396	1,852	21,959	23,811	(4,265)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,706	817	3,289	4,106	(1,374)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,071	405	2,690	3,095	(1,328)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	180	434	4,002	4,436	(1,815)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	291	344	1,181	1,525	(486)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,217	1,309	5,723	7,032	(3,068)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	533	2,272	14,341	16,613	(2,848)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	30	8,345	—	30	8,345	8,375	—	(7)	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	2,145	1,406	7,941	9,347	(3,931)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	2,112	1,200	9,311	10,511	(3,443)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	38	1,878	11,596	13,474	(4,407)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	31,249	—	2,035	31,249	33,284	(1,723)	2017	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,530	—	21,602	21,602	(5,549)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	836	—	5,386	5,386	(1,456)	2007	3/8/2006
5801 University Research Court (O)	College Park, MD	11,200	—	17,429	—	—	17,429	17,429	(706)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	20,450	—	22,771	1,329	—	24,100	24,100	(6,399)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	21,636	—	31,906	405	—	32,311	32,311	(8,025)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	508	—	—	508	508	—	(7)	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	8,186	1,755	15,205	16,960	(8,193)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,644	1,618	897	14,262	15,159	(4,393)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	1,557	2,683	24,796	27,479	(8,399)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	4,544	1,242	9,513	10,755	(5,829)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	131	1,753	34,221	35,974	(9,234)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,165	449	7,204	7,653	(3,200)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	5,340	2,807	24,438	27,245	(12,123)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,441	1,424	9,137	10,561	(6,055)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	169	675	1,880	2,555	(580)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	4,976	1,263	17,437	18,700	(10,076)	2001	12/31/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,901	890	7,462	8,352	(4,585)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	7,974	3,545	17,890	21,435	(9,882)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	26,846	3,220	3,596	30,066	33,662	(11,307)	1998/2019 (7)	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	7,443	3,131	19,546	22,677	(8,231)	1999	5/31/2002
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,319	2,058	9,412	11,470	(4,165)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,379	729	5,473	6,202	(3,215)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,416	902	7,100	8,002	(4,004)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,095	919	6,858	7,777	(4,428)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	5,116	1,829	16,939	18,768	(8,069)	2001	8/30/2001
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	46,994	21,053	20,487	68,047	88,534	(25,351)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	2,859	1,350	7,218	8,568	(3,621)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	436	704	5,136	5,840	(1,666)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,843	1,104	6,361	7,465	(3,864)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	2,608	1,342	9,756	11,098	(3,516)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	813	1,032	4,242	5,274	(1,673)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,854	1,821	6,242	8,063	(2,799)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	3,124	2,732	10,130	12,862	(4,336)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,243	1,283	5,339	6,622	(2,295)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(1,116)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	5,932	—	8,348	88	—	8,436	8,436	(1,175)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	4,538	4,089	27,168	31,257	(11,823)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(3,452)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,578	1,479	10,878	12,357	(4,955)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,319	972	5,207	6,179	(2,740)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	6,506	—	9,223	82	—	9,305	9,305	(1,044)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	4,954	1,565	8,070	9,635	(3,456)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	7,195	—	—	7,195	7,195	—	(7)	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	2,543	—	—	2,543	2,543	—	(7)	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	17,352	3,825	34,176	1,009	3,825	35,185	39,010	(8,311)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	76,663	283	6,387	76,946	83,333	(12,966)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	25,913	247	4,857	26,160	31,017	(2,695)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	2,564	—	—	2,564	2,564	—	(7)	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	4,931	—	—	4,931	4,931	—	(7)	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	6,428	2,317	19,070	21,387	(5,755)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,956	1,510	6,720	8,230	(3,240)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,306	1,718	8,586	10,304	(4,366)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	9,333	2,003	18,775	20,778	(10,533)	1981	8/3/2001

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
8800 Redstone Gateway (O)	Huntsville, AL	—	—	17,730	—	—	17,730	17,730	(58)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,483	1,165	8,255	9,420	(4,921)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	3,864	1,156	8,301	9,457	(4,321)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,970	1,215	7,831	9,046	(4,481)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,516	922	6,264	7,186	(3,022)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,438	939	8,194	9,133	(5,028)	1983	4/30/1998
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	250,355	5,582	6,050	255,937	261,987	(61,123)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,352	9,683	—	13,352	9,683	23,035	—	(6)	7/2/2007
BLC 1 (O)	Northern Virginia	—	12,026	18,175	—	12,026	18,175	30,201	(696)	2018	12/28/2017
BLC 2 (O)	Northern Virginia	—	12,026	17,929	—	12,026	17,929	29,955	(655)	2018	12/28/2017
Canton Crossing Land (L)	Baltimore, MD	—	17,285	8,322	—	17,285	8,322	25,607	—	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	6,100	10,450	1,727	6,100	12,177	18,277	(5,651)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,722	—	6,387	3,722	10,109	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	730	—	705	730	1,435	—	(6)	3/24/2004
IN 1 (O)	Northern Virginia	—	1,815	15,955	—	1,815	15,955	17,770	(336)	2019	8/31/2016
IN 2 (O)	Northern Virginia	—	2,627	28,527	—	2,627	28,527	31,154	(364)	2019	8/31/2016
M Square Research Park (L)	College Park, MD	—	—	1,632	—	—	1,632	1,632	—	(6)	1/29/2008
MP 1 (O)	Northern Virginia	—	9,426	29,508	—	9,426	29,508	38,934	(490)	2019	11/20/2017
MP 2 (O)	Northern Virginia	—	9,426	28,843	—	9,426	28,843	38,269	(685)	2018	11/20/2017
MR Land (L)	Northern Virginia	—	9,038	407	—	9,038	407	9,445	—	(6)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	28,843	46,879	—	28,843	46,879	75,722	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	5	—	1,755	5	1,760	—	(6)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	847	—	7,430	847	8,277	—	(6)	1/20/2006
NOVA Office A (O) (8)	Chantilly, VA	—	2,096	46,849	—	2,096	46,849	48,945	(5,751)	2015	7/18/2002
NOVA Office B (O) (8)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(2,754)	2016	7/18/2002
NOVA Office C (O) (8)	Chantilly, VA	—	5,604	9,191	—	5,604	9,191	14,795	—	(7)	7/18/2002
NOVA Office D (O) (8)	Chantilly, VA	—	6,587	40,518	—	6,587	40,518	47,105	(2,433)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	16,554	—	12,866	16,554	29,420	—	(7)	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	26,518	—	12,866	26,518	39,384	—	2019	11/1/2018
Oak Grove Phase II (L)	Northern Virginia	—	23,483	8,942	—	23,483	8,942	32,425	—	(6)	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,710	1,637	12,210	13,847	(4,380)	1974/1985	12/14/2000
P2 A (O)	Northern Virginia	—	19,514	27,096	—	19,514	27,096	46,610	—	(7)	5/2/2019
P2 B (O)	Northern Virginia	—	25,621	6,494	—	25,621	6,494	32,115	—	(7)	5/2/2019
P2 C (O)	Northern Virginia	—	17,137	1,591	—	17,137	1,591	18,728	—	(7)	5/2/2019
Paragon Park (L)	Northern Virginia	—	—	78	—	—	78	78	—	(6)	5/8/2017
Patriot Ridge (L)	Springfield, VA	—	18,517	14,530	—	18,517	14,530	33,047	—	(6)	3/10/2010
Project EX (O) (9)	Confidential-USA	—	8,959	16,525	—	8,959	16,525	25,484	(279)	2018	7/16/2008

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
Redstone Gateway (L)	Huntsville, AL	—	—	21,472	—	—	21,472	21,472	—	(6)	3/23/2010
Sentry Gateway (L)	San Antonio, TX	—	4,052	1,833	—	4,052	1,833	5,885	—	(6)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(12,502)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(295)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(496)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(4,846)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(4,875)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(3,673)	2015	6/14/2005
SP Manassas (L)	Manassas, VA	—	8,156	94	—	8,156	94	8,250	—	(6)	2/6/2015
Westfields - Park Center (L)	Chantilly, VA	—	10,815	6,019	—	10,815	6,019	16,834	—	(6)	7/2/2013
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,576	—	7,141	1,576	8,717	—	(6)	1/27/2005
Other Developments, including intercompany eliminations (V)	Various	—	—	530	258	—	788	788	(79)	Various	Various
		$214,546	$735,948	$3,124,706	$487,352	$735,948	$3,612,058	$4,348,006	$(1,007,120)

(1)	A legend for the Property Type follows: (O) = Office or Data Center Shell Property; (L) = Land held or pre-development; (D) = Wholesale Data Center; and (V) = Various.

(2)
Excludes our Revolving Credit Facility of $177.0 million, term loan facilities of $248.7 million, unsecured senior notes of $1.2 billion, unsecured notes payable of $1.0 million, and deferred financing costs, net of premiums, on the remaining loans of $3.1 million.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.4 billion as of December 31, 2019.

(4)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(5)
The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.

(6)	Held as of December 31, 2019.

(7)	Under development or redevelopment as of December 31, 2019.

(8)	The carrying amounts of these properties exclude allocated costs of the garage being constructed to support the properties.

(9)	This property represents land under a long-term contract.

The following table summarizes our changes in cost of properties for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Beginning balance	$4,148,529	$3,980,813	$3,874,715
Improvements and other additions	480,418	224,524	259,548
Sales (1)	(242,497)	(53,547)	(138,216)
Impairments	(329)	(2,493)	(15,116)
Other dispositions	(340)	(768)	(118)
Reclassification to right-of use asset	(37,775)	—	—
Ending balance	$4,348,006	$4,148,529	$3,980,813

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2019	2018	2017
Beginning balance	$897,903	$801,038	$715,951
Depreciation expense	117,973	112,610	107,772
Sales (1)	(8,416)	(14,845)	(22,567)
Impairments	—	(132)	—
Other dispositions	(340)	(768)	(118)
Ending balance	$1,007,120	$897,903	$801,038

(1)
Includes our sale, through a series of transactions, of ownership interests in data center shells through a newly-formed unconsolidated real estate joint venture in 2019, as described in Note 4 to our consolidated financial statements.