Form 10-Q
period 2020-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2020-05-08
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of April 21, 2020, 112,169,463 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,813,949	$2,772,647
Projects in development or held for future development	605,679	568,239
Total properties, net	3,419,628	3,340,886
Property - operating right-of-use assets	27,793	27,864
Property - finance right-of-use assets	40,450	40,458
Cash and cash equivalents	159,061	14,733
Investment in unconsolidated real estate joint ventures	51,220	51,949
Accounts receivable, net	30,317	35,444
Deferred rent receivable	89,690	87,736
Intangible assets on real estate acquisitions, net	26,078	27,392
Deferred leasing costs (net of accumulated amortization of $34,613 and $33,782, respectively)	58,608	58,392
Investing receivables (net of allowance for credit losses of $3,598 at March 31, 2020)	71,197	73,523
Prepaid expenses and other assets, net	80,415	96,076
Total assets	$4,054,457	$3,854,453
Liabilities and equity
Liabilities:
Debt, net	$2,076,839	$1,831,139
Accounts payable and accrued expenses	128,441	148,746
Rents received in advance and security deposits	33,323	33,620
Dividends and distributions payable	31,301	31,263
Deferred revenue associated with operating leases	6,972	7,361
Property - operating lease liabilities	17,365	17,317
Interest rate derivatives	63,232	25,682
Other liabilities	8,886	10,649
Total liabilities	2,366,359	2,105,777
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,912	29,431
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,169,463 at March 31, 2020 and 112,068,705 at December 31, 2019)	1,122	1,121
Additional paid-in capital	2,476,677	2,481,558
Cumulative distributions in excess of net income	(790,600)	(778,275)
Accumulated other comprehensive loss	(62,201)	(25,444)
Total Corporate Office Properties Trust’s shareholders’ equity	1,624,998	1,678,960
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,600	19,597
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,788	11,888
Noncontrolling interests in subsidiaries	40,188	40,285
Total equity	1,665,186	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,054,457	$3,854,453

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Lease revenue	$131,012	$130,903
Other property revenue	1,104	1,087
Construction contract and other service revenues	13,681	16,950
Total revenues	145,797	148,940
Operating expenses
Property operating expenses	49,999	49,445
Depreciation and amortization associated with real estate operations	32,596	34,796
Construction contract and other service expenses	13,121	16,326
General, administrative and leasing expenses	7,486	8,751
Business development expenses and land carry costs	1,118	1,113
Total operating expenses	104,320	110,431
Interest expense	(16,840)	(18,674)
Interest and other income	1,205	2,286
Credit loss expense	(689)	—
Gain on sales of real estate	5	—
Income before equity in income of unconsolidated entities and income taxes	25,158	22,121
Equity in income of unconsolidated entities	441	391
Income tax expense	(49)	(194)
Net income	25,550	22,318
Net income attributable to noncontrolling interests:
Common units in COPLP	(287)	(257)
Preferred units in COPLP	(77)	(165)
Other consolidated entities	(1,132)	(1,037)
Net income attributable to COPT common shareholders	$24,054	$20,859

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.21	$0.19
Net income attributable to COPT common shareholders - diluted	$0.21	$0.19

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$25,550	$22,318
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(37,705)	(8,845)
Loss (gain) on interest rate derivatives recognized in interest expense	131	(570)
Total other comprehensive loss	(37,574)	(9,415)
Comprehensive (loss) income	(12,024)	12,903
Comprehensive income attributable to noncontrolling interests	(679)	(1,344)
Comprehensive (loss) income attributable to COPT	$(12,703)	$11,559

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2019
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (5,500 shares)	—	80	—	—	(80)	—
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (78,335 shares issued, net of redemptions)	1	1,562	—	—	239	1,802
Redemption of vested equity awards	—	(1,817)	—	—	—	(1,817)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,322)	—	—	1,322	—
Comprehensive income	—	—	20,859	(9,300)	669	12,228
Dividends	—	—	(30,754)	—	—	(30,754)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(550)	(550)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(799)	—	—	—	(799)
Balance at March 31, 2019 (111,939,790 common shares outstanding)	$1,119	$2,475,497	$(856,703)	$(9,538)	$45,803	$1,656,178

For the Three Months Ended March 31, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (88,749 shares issued, net of redemptions)	1	983	—	—	226	1,210
Redemption of vested equity awards	—	(1,492)	—	—	—	(1,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(453)	—	—	453	—
Comprehensive loss	—	—	24,054	(36,757)	(279)	(12,982)
Dividends	—	—	(30,838)	—	—	(30,838)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(420)	(420)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,101)	—	—	—	(4,101)
Balance at March 31, 2020 (112,169,463 common shares outstanding)	$1,122	$2,476,677	$(790,600)	$(62,201)	$40,188	$1,665,186

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$133,092	$126,569
Construction contract and other service revenues received	24,925	5,904
Property operating expenses paid	(46,330)	(42,974)
Construction contract and other service expenses paid	(17,631)	(4,614)
General, administrative, leasing, business development and land carry costs paid	(12,371)	(11,703)
Interest expense paid	(16,767)	(18,282)
Lease incentives paid	(3,628)	(1,158)
Other	928	910
Net cash provided by operating activities	62,218	54,652
Cash flows from investing activities
Development and redevelopment of properties	(92,802)	(100,212)
Tenant improvements on operating properties	(10,446)	(4,174)
Other capital improvements on operating properties	(5,457)	(4,476)
Investing receivables funded	—	(11,051)
Leasing costs paid	(5,950)	(2,539)
Other	192	1,297
Net cash used in investing activities	(114,463)	(121,155)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	251,000	123,000
Other debt proceeds	181,595	3,350
Repayments of debt
Revolving Credit Facility	(186,000)	(74,000)
Scheduled principal amortization	(1,021)	(1,098)
Deferred financing costs paid	(1,261)	—
Net proceeds from issuance of common shares	—	46,415
Common share dividends paid	(30,817)	(30,287)
Distributions paid to noncontrolling interests in COPLP	(403)	(553)
Distributions paid to redeemable noncontrolling interests	(11,870)	—
Redemption of vested equity awards	(1,492)	(1,817)
Other	(2,729)	1,318
Net cash provided by financing activities	197,002	66,328
Net increase (decrease) in cash and cash equivalents and restricted cash	144,757	(175)
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$162,887	$11,775

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$25,550	$22,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	33,015	35,229
Amortization of deferred financing costs and net debt discounts	961	898
Increase in deferred rent receivable	(2,230)	(2,539)
Share-based compensation	1,389	1,659
Other	(52)	(1,572)
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,547	1,033
Decrease (increase) in prepaid expenses and other assets, net	15,548	(6,752)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(16,213)	8,822
Decrease in rents received in advance and security deposits	(297)	(4,444)
Net cash provided by operating activities	$62,218	$54,652
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$159,061	$7,780
Restricted cash at end of period	3,826	3,995
Cash and cash equivalents and restricted cash at end of period	$162,887	$11,775
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(4,795)	$11,329
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$276
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(37,573)	$(9,450)
Dividends/distributions payable	$31,301	$31,346
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$182	$80
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$453	$1,322
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,101	$799

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,813,949	$2,772,647
Projects in development or held for future development	605,679	568,239
Total properties, net	3,419,628	3,340,886
Property - operating right-of-use assets	27,793	27,864
Property - finance right-of-use assets	40,450	40,458
Cash and cash equivalents	159,061	14,733
Investment in unconsolidated real estate joint ventures	51,220	51,949
Accounts receivable, net	30,317	35,444
Deferred rent receivable	89,690	87,736
Intangible assets on real estate acquisitions, net	26,078	27,392
Deferred leasing costs (net of accumulated amortization of $34,613 and $33,782, respectively)	58,608	58,392
Investing receivables (net of allowance for credit losses of $3,598 at March 31, 2020)	71,197	73,523
Prepaid expenses and other assets, net	78,136	93,016
Total assets	$4,052,178	$3,851,393
Liabilities and equity
Liabilities:
Debt, net	$2,076,839	$1,831,139
Accounts payable and accrued expenses	128,441	148,746
Rents received in advance and security deposits	33,323	33,620
Distributions payable	31,301	31,263
Deferred revenue associated with operating leases	6,972	7,361
Property - operating lease liabilities	17,365	17,317
Interest rate derivatives	63,232	25,682
Other liabilities	6,607	7,589
Total liabilities	2,364,080	2,102,717
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,912	29,431
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at March 31, 2020 and December 31, 2019	8,800	8,800
Common units, 112,169,463 and 112,068,705 held by the general partner and 1,620,449 and 1,482,425 held by limited partners at March 31, 2020 and December 31, 2019, respectively	1,707,395	1,724,159
Accumulated other comprehensive loss	(62,843)	(25,648)
Total Corporate Office Properties, L.P.’s equity	1,653,352	1,707,311
Noncontrolling interests in subsidiaries	11,834	11,934
Total equity	1,665,186	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,052,178	$3,851,393

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Lease revenue	$131,012	$130,903
Other property revenue	1,104	1,087
Construction contract and other service revenues	13,681	16,950
Total revenues	145,797	148,940
Operating expenses
Property operating expenses	49,999	49,445
Depreciation and amortization associated with real estate operations	32,596	34,796
Construction contract and other service expenses	13,121	16,326
General, administrative and leasing expenses	7,486	8,751
Business development expenses and land carry costs	1,118	1,113
Total operating expenses	104,320	110,431
Interest expense	(16,840)	(18,674)
Interest and other income	1,205	2,286
Credit loss expense	(689)	—
Gain on sales of real estate	5	—
Income before equity in income of unconsolidated entities and income taxes	25,158	22,121
Equity in income of unconsolidated entities	441	391
Income tax expense	(49)	(194)
Net income	25,550	22,318
Net income attributable to noncontrolling interests in consolidated entities	(1,132)	(1,037)
Net income attributable to COPLP	24,418	21,281
Preferred unit distributions	(77)	(165)
Net income attributable to COPLP common unitholders	$24,341	$21,116

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.21	$0.19
Net income attributable to COPLP common unitholders - diluted	$0.21	$0.19

(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$25,550	$22,318
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(37,705)	(8,845)
Loss (gain) on interest rate derivatives recognized in interest expense	131	(570)
Total other comprehensive loss	(37,574)	(9,415)
Comprehensive (loss) income	(12,024)	12,903
Comprehensive income attributable to noncontrolling interests	(753)	(1,037)
Comprehensive (loss) income attributable to COPLP	$(12,777)	$11,866

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Three Months Ended March 31, 2019
Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	326,973	1,802	—	—	1,802
Redemptions of vested equity awards	—	—	—	(1,817)	—	—	(1,817)
Comprehensive income	—	165	—	21,116	(9,415)	362	12,228
Distributions to owners of common and preferred units	—	(165)	—	(31,139)	—	—	(31,304)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(799)	—	—	(799)
Balance at March 31, 2019	352,000	$8,800	113,515,814	$1,640,272	$(9,536)	$16,642	$1,656,178

For the Three Months Ended March 31, 2020
Balance at December 31, 2019	352,000	$8,800	113,551,130	$1,724,159	$(25,648)	$11,934	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	352,000	8,800	113,551,130	1,718,618	(25,648)	11,934	1,713,704
Share-based compensation (units net of redemption)	—	—	238,782	1,210	—	—	1,210
Redemptions of vested equity awards	—	—	—	(1,492)	—	—	(1,492)
Comprehensive loss	—	77	—	24,341	(37,195)	(205)	(12,982)
Distributions to owners of common and preferred units	—	(77)	—	(31,181)	—	—	(31,258)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	112	112
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(4,101)	—	—	(4,101)
Balance at March 31, 2020	352,000	$8,800	113,789,912	$1,707,395	$(62,843)	$11,834	$1,665,186

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$133,092	$126,569
Construction contract and other service revenues received	24,925	5,904
Property operating expenses paid	(46,330)	(42,974)
Construction contract and other service expenses paid	(17,631)	(4,614)
General, administrative, leasing, business development and land carry costs paid	(12,371)	(11,703)
Interest expense paid	(16,767)	(18,282)
Lease incentives paid	(3,628)	(1,158)
Other	928	910
Net cash provided by operating activities	62,218	54,652
Cash flows from investing activities
Development and redevelopment of properties	(92,802)	(100,212)
Tenant improvements on operating properties	(10,446)	(4,174)
Other capital improvements on operating properties	(5,457)	(4,476)
Investing receivables funded	—	(11,051)
Leasing costs paid	(5,950)	(2,539)
Other	192	1,297
Net cash used in investing activities	(114,463)	(121,155)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	251,000	123,000
Other debt proceeds	181,595	3,350
Repayments of debt
Revolving Credit Facility	(186,000)	(74,000)
Scheduled principal amortization	(1,021)	(1,098)
Deferred financing costs paid	(1,261)	—
Net proceeds from issuance of common units	—	46,415
Common unit distributions paid	(31,143)	(30,675)
Distributions paid to redeemable noncontrolling interests	(11,870)	—
Redemption of vested equity awards	(1,492)	(1,817)
Other	(2,806)	1,153
Net cash provided by financing activities	197,002	66,328
Net increase (decrease) in cash and cash equivalents and restricted cash	144,757	(175)
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$162,887	$11,775

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$25,550	$22,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	33,015	35,229
Amortization of deferred financing costs and net debt discounts	961	898
Increase in deferred rent receivable	(2,230)	(2,539)
Share-based compensation	1,389	1,659
Other	(52)	(1,572)
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,547	1,033
Decrease (increase) in prepaid expenses and other assets, net	14,768	(6,406)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(15,433)	8,476
Decrease in rents received in advance and security deposits	(297)	(4,444)
Net cash provided by operating activities	$62,218	$54,652
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$159,061	$7,780
Restricted cash at end of period	3,826	3,995
Cash and cash equivalents and restricted cash at end of period	$162,887	$11,775
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(4,795)	$11,329
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$276
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(37,573)	$(9,450)
Distributions payable	$31,301	$31,346
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,101	$799

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2020, our properties included the following:

•
171 properties totaling 19.4 million square feet comprised of 15.4 million square feet in 148 office properties and 4.0 million square feet in 23 single-tenant data center shell properties (“data center shells”). We owned 15 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
14 properties under development or redevelopment (11 office properties and three data center shells) that we estimate will total approximately 2.3 million square feet upon completion, including one partially-operational property; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.2 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2020, COPT owned 98.6% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders. In the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2019 Annual Report on Form 10-K as updated for our adoption of recent accounting pronouncements discussed below.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

Effective January 1, 2020, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that changes how entities measure credit losses for most financial assets and certain other instruments not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding those arising from operating leases), loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g. loan commitments and guarantees). Under this guidance, we recognize an estimate of our expected credit losses on these asset types as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected. We adopted this guidance effective January 1, 2020 using the modified retrospective transition method under which we recognized a $5.5 million allowance for credit losses by means of a cumulative-effect adjustment to cumulative distributions in excess of net income of the Company (or common units of the Operating Partnership), and did not adjust prior comparative reporting periods. Our consolidated statements of operations reflect adjustments for changes in our expected credit losses occurring subsequent to adoption of this guidance.

Effective January 1, 2020, we adopted guidance issued by the FASB that modifies disclosure requirements for fair value measurements. The resulting changes in disclosure did not have a material impact on our consolidated financial statements.

Effective January 1, 2020, we adopted guidance issued by the FASB that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. FASB guidance did not previously address the accounting for such implementation costs. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

Credit Losses, Financial Assets and Other Instruments

As discussed above, effective January 1, 2020, we adopted guidance issued by the FASB that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. Our items within the scope of this guidance included the following:

•	investing receivables, as disclosed in Note 7;

•	tenant notes receivable;

•	other assets comprised of non-lease revenue related accounts receivable (primarily from construction contract services) and contract assets from unbilled construction contract revenue; and

•	off-balance sheet credit exposures, which included $4.8 million in unfunded commitments to fund tenant loans and a tax incremental financing obligation disclosed in Note 17.

Under this guidance, we recognize an estimate of our expected credit losses on these items as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected (or as a separate liability in the case of off-balance sheet credit exposures). The allowance represents the portion of the amortized cost basis that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific factors). The guidance requires the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposures), regardless of whether it is originated or purchased. Quarterly, the expected losses are re-estimated, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized in the line entitled “credit loss expense” on our consolidated statements of operations.

We estimate expected credit losses for in-scope items using historical loss rate information developed for varying classifications of credit risk and contractual lives of such items. Due to our limited quantity of items within the scope of this guidance and the unique risk characteristics of such items, we individually assign each in-scope item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items in which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our investing receivable from the City of Huntsville disclosed in Note 7 and a tax incremental financing obligation disclosed in Note 17).

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Three Months Ended March 31, 2020
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures (3)	Total
December 31, 2019	$—	$(97)	$—	$—	$(97)
Cumulative effect of change for adoption of credit loss guidance	(3,732)	(325)	(144)	(1,340)	(5,541)
Credit loss expense	134	23	(77)	(769)	(689)
March 31, 2020	$(3,598)	$(399)	$(221)	$(2,109)	$(6,327)

(1)	Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2) The balance as of March 31, 2020 included $181,000 in the line entitled “accounts receivable, net” and $40,000 in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3) Included in the line entitled “other liabilities” on our consolidated balance sheets.

Most of our credit loss expense for the three months ended March 31, 2020 was attributable to a new commitment to fund a tenant note receivable for improvements in a property.

The following table presents the amortized cost basis of our investing receivables and tenants notes receivable by credit risk classification, by origination year as of March 31, 2020 (in thousands):

	Origination Year
	2015 and Earlier	2016	2017	2018	2019	2020	Total as of March 31, 2020
Investing receivables:
Credit risk classification:
Investment grade	$59,833	$—	$866	$—	$—	$—	$60,699
Non-investment grade	3,020	—	—	—	11,076	—	14,096
Total	$62,853	$—	$866	$—	$11,076	$—	$74,795

Tenant notes receivable:
Credit risk classification:
Investment grade	$21	$78	$—	$1,100	$100	$—	$1,299
Non-investment grade	97	219	—	185	2,079	—	2,580
Total	$118	$297	$—	$1,285	$2,179	$—	$3,879

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification.

An insignificant portion of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date.

When we believe that collection of interest income on an investing or tenant note receivable is not probable, we place the receivable on nonaccrual status, meaning interest income is recognized when payments are received rather than on an accrual basis. We had a tenant note receivable on nonaccrual status as of March 31, 2020 and December 31, 2019 with an amortized cost basis of $97,000, which was fully reserved as of each date. We did not recognize any interest income during the three months ended March 31, 2020 on receivables on nonaccrual status.

We write off receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When cash is received in connection with receivables for which we have previously recognized credit losses, we recognize reductions in our credit loss expense.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The Company froze additional entry into the plan effective December 31, 2019.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.3 million as of March 31, 2020, is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on COPT’s consolidated balance sheet. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,260	$—	$—	$2,260
Other	19	—	—	19
Mutual funds (1)	10	—	—	10
Total assets	$2,289	$—	$—	$2,289
Liabilities:
Deferred compensation plan liability (2)	$—	$2,279	$—	$2,279
Interest rate derivatives	—	63,232	—	63,232
Total liabilities	$—	$65,511	$—	$65,511

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds (1)	$10	$—	$—	$10
Liabilities:
Interest rate derivatives	$—	$63,232	$—	$63,232

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$489,744	$472,976
Buildings and improvements	3,359,908	3,306,791
Less: Accumulated depreciation	(1,035,703)	(1,007,120)
Operating properties, net	$2,813,949	$2,772,647

2020 Development Activities

During the three months ended March 31, 2020, we placed into service 230,000 square feet in one newly-developed property. As of March 31, 2020, we had 13 properties under development, or which we were contractually committed to develop, that we estimate will total 2.2 million square feet upon completion and one partially-operational property under redevelopment that we estimate will total 106,000 square feet upon completion.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of March 31, 2020, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 15 years and averaging approximately five years.

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

	For the Three Months Ended March 31,
Lease revenue	2020	2019
Fixed	$104,109	$104,644
Variable	26,903	26,259
	$131,012	$130,903

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	March 31, 2020	December 31, 2019
2020 (1)	$301,914	$388,310
2021	357,747	336,482
2022	319,239	299,356
2023	264,865	245,661
2024	214,797	195,246
Thereafter	548,049	474,741
	$2,006,611	$1,939,796

(1) As of March 31, 2020, represents the nine months ending December 31, 2020.

Lessee arrangements

We lease land underlying certain properties that we are operating or developing from third parties. These ground leases have long durations with remaining terms ranging from 29 years (excluding extension options) to 96 years. As of March 31, 2020, our balance sheet included $68.2 million in right-of-use assets associated with ground leases that included:

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

•
$4.8 million for land in a business park in Huntsville, Alabama under nine leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 43 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance; and

•
$2.3 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 48 years, all of the rent on which was previously paid.

Our right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2020	December 31, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$27,793	$27,864
Finance leases - Property	Property - finance right-of-use assets	40,450	40,458
Total right-of-use assets		$68,243	$68,322

Lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2020	December 31, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$17,365	$17,317
Finance leases - Property	Other liabilities	702	702
Total lease liabilities		$18,067	$18,019

The table below sets forth the weighted average terms and discount rates of our leases as of March 31, 2020:

Weighted average remaining lease term
Operating leases	68 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.33%
Finance leases	3.62%

The table below presents our total lease cost (in thousands):

		For the Three Months Ended March 31,
Lease cost	Statement of Operations Location	2020	2019
Operating lease cost
Property leases	Property operating expenses	$431	$413
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	9	—
		$440	$413

The table below presents the effect of lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$311	$228
Financing cash flows for financing leases	$—	$52

Payments on leases as of March 31, 2020 and December 31, 2019 were due as follows (in thousands):

	As of March 31, 2020			As of December 31, 2019
Year Ending December 31,	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
2020 (1)	$826	$674	$1,500	$1,092	$674	$1,766
2021	1,138	14	1,152	1,138	14	1,152
2022	1,162	14	1,176	1,162	14	1,176
2023	1,167	—	1,167	1,167	—	1,167
2024	1,173	—	1,173	1,173	—	1,173
Thereafter	100,609	—	100,609	100,609	—	100,609
Total lease payments	106,075	702	106,777	106,341	702	107,043
Less: Amount representing interest	(88,710)	—	(88,710)	(89,024)	—	(89,024)
Lease liability	$17,365	$702	$18,067	$17,317	$702	$18,019

(1) As of March 31, 2020, represents the nine months ending December 31, 2020.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2020 (dollars in thousands):

				March 31, 2020 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$285,673	$111,839	$100,415
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	91,205	63,318	56,396
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	135,861	135,175	64,621
				$512,739	$310,332	$221,432

(1)	Excludes amounts eliminated in consolidation.

In March 2020, the LW Redstone Company, LLC joint venture agreement was amended to change the distribution terms to allow the venture to distribute financing proceeds to satisfy our partner’s cumulative preferred return and to provide our partner a priority preferred return on its invested capital.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2020	December 31, 2019
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$37,275	$37,816
BREIT COPT DC JV LLC	6/20/2019	10%	9	13,945	14,133
			15	$51,220	$51,949
(1) Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Notes receivable from the City of Huntsville	$60,699	$59,427
Other investing loans receivable	14,096	14,096
Amortized cost basis	74,795	73,523
Allowance for credit losses	(3,598)	—
Investing receivables, net	$71,197	$73,523

The balances above include accrued interest receivable, net of allowance for credit losses, of $433,000 as of March 31, 2020 and $4.7 million as of December 31, 2019.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $75 million as of March 31, 2020 and $74 million as of December 31, 2019.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lease incentives, net	$29,026	$28,433
Prepaid expenses	12,482	18,835
Furniture, fixtures and equipment, net	7,620	7,823
Construction contract costs in excess of billings, net	7,463	17,223
Non-real estate equity investments	6,714	6,705
Restricted cash	3,826	3,397
Deferred financing costs, net (1)	3,351	3,633
Deferred tax asset, net (2)	2,279	2,328
Other assets	5,375	4,639
Total for COPLP and subsidiaries	78,136	93,016
Marketable securities in deferred compensation plan	2,279	3,060
Total for COPT and subsidiaries	$80,415	$96,076

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2) Includes a valuation allowance of $480,000 as of March 31, 2020 and December 31, 2019.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2020	December 31, 2019	March 31, 2020
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$142,581	$143,430	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	100,003	68,055	LIBOR + 1.45% to 2.35% (5)	2020-2026
Total mortgage and other secured debt	242,584	211,485
Revolving Credit Facility (6)	242,000	177,000	LIBOR + 0.775% to 1.45% (7)	March 2023 (6)
Term Loan Facility (8)	397,863	248,706	LIBOR + 1.00% to 1.65% (9)	2022
Unsecured Senior Notes
3.60%, $350,000 aggregate principal	348,544	348,431	3.60% (10)	May 2023
5.25%, $250,000 aggregate principal	247,785	247,652	5.25% (11)	February 2024
3.70%, $300,000 aggregate principal	299,454	299,324	3.70% (12)	June 2021
5.00%, $300,000 aggregate principal	297,605	297,503	5.00% (13)	July 2025
Unsecured note payable	1,004	1,038	0% (14)	May 2026
Total debt, net	$2,076,839	$1,831,139

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.6 million as of March 31, 2020 and $5.8 million as of December 31, 2019.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $202,000 as of March 31, 2020 and $217,000 as of December 31, 2019.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of March 31, 2020.

(4)	Includes a construction loan with $55.9 million in remaining borrowing capacity as of March 31, 2020.

(5)	The weighted average interest rate on our variable rate secured debt was 3.77% as of March 31, 2020.

(6)
The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. In connection with this facility, we also have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

(7)	The weighted average interest rate on the Revolving Credit Facility was 1.74% as of March 31, 2020.
(8)   On March 6, 2020, we amended this loan facility to increase the loan amount by $150.0 million and change the interest terms.

(9)	The interest rate on this loan was 2.37% as of March 31, 2020.

(10)
The carrying value of these notes reflects an unamortized discount totaling $1.0 million as of March 31, 2020 and $1.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of March 31, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $429,000 as of March 31, 2020 and $534,000 as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of March 31, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $207,000 as of March 31, 2020 and $223,000 as of December 31, 2019.

All debt is owed by COPLP. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2020, we were compliant with these financial covenants.

We capitalized interest costs of $3.4 million in the three months ended March 31, 2020 and $2.0 million in the three months ended March 31, 2019.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,193,388	$1,223,259	$1,192,910	$1,227,441
Other fixed-rate debt	143,585	142,201	144,468	149,907
Variable-rate debt	739,866	747,039	493,761	495,962
	$2,076,839	$2,112,499	$1,831,139	$1,873,310

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2020	December 31, 2019
$12,336	(1)	1.390%	One-Month LIBOR	10/13/2015	10/1/2020	$(57)	$23
100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	(4,297)	(1,028)
100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(4,307)	(1,037)
50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(2,157)	(524)
11,200	(2)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(778)	(20)
150,000		0.498%	One-Month LIBOR	4/1/2020	12/31/2020	(125)	—
23,000	(3)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	(174)	—
75,000		3.176%	Three-Month LIBOR	6/30/2020	6/30/2030	(18,132)	(8,640)
75,000		3.192%	Three-Month LIBOR	6/30/2020	6/30/2030	(18,249)	(8,749)
75,000		2.744%	Three-Month LIBOR	6/30/2020	6/30/2030	(14,956)	(5,684)
						$(63,232)	$(25,659)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

(2)	The notional amount of this instrument is scheduled to amortize to $10.0 million.

(3)	The notional amount of this instrument is scheduled to amortize to $22.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$—	$23
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(63,232)	$(25,682)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Loss Recognized in AOCL on Derivatives		Amount of (Loss) Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Derivatives in Hedging Relationships	2020	2019	2020	2019
Interest rate derivatives	$(37,705)	$(8,845)	$(131)	$570

Based on the fair value of our derivatives as of March 31, 2020, we estimate that approximately $6.0 million of losses will be reclassified from accumulated other comprehensive loss (“AOCL”) as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2020, we were not in default with any of these provisions. As of March 31, 2020, the fair value of interest rate derivatives in a liability position related to these agreements was $63.4 million, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2020, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $63.5 million as of March 31, 2020.

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

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$29,431	$26,260
Distributions to noncontrolling interests	(11,578)	(349)
Net income attributable to noncontrolling interests	958	675
Adjustment to arrive at fair value of interests	4,101	799
Ending balance	$22,912	$27,385

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

12.    Equity

Common Shares/Units

As of March 31, 2020, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the three months ended March 31, 2020, certain COPLP limited partners converted 12,009 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and distributions per COPLP common unit of $0.275 in the three months ended March 31, 2020 and 2019.

See Note 15 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants generally fund the costs for the power, fiber connectivity and data center infrastructure).

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended March 31, 2020
Revenues from real estate operations	$64,438	$13,678	$12,076	$8,341	$4,676	$5,577	$108,786	$15,460	$7,172	$698	$132,116
Property operating expenses	(21,222)	(5,185)	(6,795)	(3,285)	(1,847)	(657)	(38,991)	(7,537)	(3,233)	(238)	(49,999)
UJV NOI allocable to COPT	—	—	—	—	—	1,713	1,713	—	—	—	1,713
NOI from real estate operations	$43,216	$8,493	$5,281	$5,056	$2,829	$6,633	$71,508	$7,923	$3,939	$460	$83,830
Additions to long-lived assets	$7,675	$2,691	$—	$1,758	$170	$—	$12,294	$3,357	$878	$65	$16,594
Transfers from non-operating properties	$538	$256	$15	$—	$1,136	$56,232	$58,177	$—	$—	$—	$58,177
Segment assets at March 31, 2020	$1,275,601	$395,108	$145,363	$183,054	$138,797	$334,102	$2,472,025	$390,352	$200,891	$3,677	$3,066,945
Three Months Ended March 31, 2019
Revenues from real estate operations	$62,683	$14,831	$11,561	$8,155	$3,939	$7,354	$108,523	$14,833	$7,871	$763	$131,990
Property operating expenses	(22,335)	(5,292)	(5,959)	(3,404)	(1,539)	(353)	(38,882)	(7,416)	(2,838)	(309)	(49,445)
UJV NOI allocable to COPT	—	—	—	—	—	1,219	1,219	—	—	—	1,219
NOI from real estate operations	$40,348	$9,539	$5,602	$4,751	$2,400	$8,220	$70,860	$7,417	$5,033	$454	$83,764
Additions to long-lived assets	$3,935	$1,447	$—	$5,017	$300	$—	$10,699	$3,989	$156	$10	$14,854
Transfers from non-operating properties	$5,040	$4,509	$6,503	$—	$3,635	$19,788	$39,475	$—	$—	$—	$39,475
Segment assets at March 31, 2019	$1,279,983	$400,741	$145,697	$189,192	$110,195	$370,447	$2,496,255	$394,001	$213,993	$3,904	$3,108,153

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Segment revenues from real estate operations	$132,116	$131,990
Construction contract and other service revenues	13,681	16,950
Total revenues	$145,797	$148,940

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
UJV NOI allocable to COPT	$1,713	$1,219
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,270)	(827)
Add: Equity in loss of unconsolidated non-real estate entities	(2)	(1)
Equity in income of unconsolidated entities	$441	$391

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

	For the Three Months Ended March 31,
	2020	2019
Construction contract and other service revenues	$13,681	$16,950
Construction contract and other service expenses	(13,121)	(16,326)
NOI from service operations	$560	$624

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
NOI from real estate operations	$83,830	$83,764
NOI from service operations	560	624
Interest and other income	1,205	2,286
Credit loss expense	(689)	—
Gain on sales of real estate	5	—
Equity in income of unconsolidated entities	441	391
Income tax expense	(49)	(194)
Depreciation and other amortization associated with real estate operations	(32,596)	(34,796)
General, administrative and leasing expenses	(7,486)	(8,751)
Business development expenses and land carry costs	(1,118)	(1,113)
Interest expense	(16,840)	(18,674)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,713)	(1,219)
Net income	$25,550	$22,318

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2020	March 31, 2019
Segment assets	$3,066,945	$3,108,153
Operating properties lease liabilities included in segment assets	17,365	16,342
Non-operating property assets	658,978	485,911
Other assets	311,169	165,453
Total COPT consolidated assets	$4,054,457	$3,775,859

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss expense, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Construction contract revenue:
Guaranteed maximum price	$5,044	$12,356
Firm fixed price	5,072	2,325
Cost-plus fee	3,309	2,060
Other	256	209
	$13,681	$16,950

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Construction contract revenue:
Construction	$12,883	$16,489
Design	542	252
Other	256	209
	$13,681	$16,950

We recognized revenue of $32,000 in the three months ended March 31, 2019 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$12,378	$6,701
Ending balance	$10,852	$6,569

Contract assets, which we refer to herein as construction contract costs in excess of billings, net are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$17,223	$3,189
Ending balance	$7,463	$14,834

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$1,184	$568
Ending balance	$1,417	$1,005
Portion of beginning balance recognized in revenue during period	$646	$439

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2020 that will be recognized as revenue in future periods was $74.1 million, approximately $26 million of which we expect to recognize during the remainder of 2020.

We incurred no deferred incremental costs to obtain or fulfill our construction contracts or other service revenues and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in the three months ended March 31, 2020 and 2019.

15.    Share-Based Compensation

Restricted Shares

During the three months ended March 31, 2020, certain employees were granted a total of 133,335 restricted common shares with an aggregate grant date fair value of $3.4 million ($25.34 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. During the three months ended March 31, 2020, forfeiture restrictions lapsed on 132,703 previously issued common shares; these shares had a weighted average grant date fair value of $28.13 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.4 million.

Performance Share Awards (“PSUs”)

We issued 23,181 common shares on January 13, 2020 to executives in settlement of PSUs granted in 2017, representing 53% of the target awards for those PSUs.

Profit Interest Units (“PIUs”)

For 2020, we offered our executives the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares, deferred share awards and PSUs), and our executives selected PIUs. We granted two forms of PIUs: time-based PIUs (“TB-PIUs”); and performance-based PIUs (“PB-PIUs”). TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

During the three months ended March 31, 2020, our executives were granted a total of 67,081 TB-PIUs with an aggregate grant date fair value of $1.7 million ($25.34 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the first anniversary of the date of grant. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the three months ended March 31, 2020, 20,622 TB-PIUs awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation. During the three months ended March 31, 2020, forfeiture restrictions lapsed on 18,318 previously issued TB-PIUs; these TB-PIUs had a grant date fair value of $25.81 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $464,000.

PB-PIUs

On January 1, 2020, we granted our executives 176,758 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2022 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned Awards Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT’s TSR during the measurement period is negative, the maximum number of earned awards will be limited to the target level payout percentage.  During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of non-PIU common units but carry no redemption rights.

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

These PB-PIU grants had an aggregate grant date fair value of $2.9 million ($16.36 per PB-PIU) which is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $29.38; expected volatility for common shares of 18.0%; and a risk-free interest rate of 1.65%.

During the three months ended March 31, 2020, 73,184 PB-PIUs awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to COPT	$24,054	$20,859
Income attributable to share-based compensation awards	(105)	(86)
Numerator for basic EPS on net income attributable to COPT common shareholders	23,949	20,773
Income attributable to share-based compensation awards	8	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$23,957	$20,773
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,724	109,951
Dilutive effect of share-based compensation awards	239	267
Denominator for diluted EPS (common shares)	111,963	110,218
Basic EPS	$0.21	$0.19
Diluted EPS	$0.21	$0.19

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2020	2019
Conversion of common units	1,226	1,331
Conversion of redeemable noncontrolling interests	1,011	1,013
Conversion of Series I preferred units	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2019 of 1.5 million;

•	weighted average restricted shares and deferred share awards for the three months ended March 31, 2020 and 2019 of 440,000 and 463,000, respectively;

•	weighted average options for the three months ended March 31, 2019 of 30,000; and

•	weighted average unvested TB-PIUs for the three months ended March 31, 2020 and 2019 of 75,000 and 19,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to COPLP	$24,418	$21,281
Preferred unit distributions	(77)	(165)
Income attributable to share-based compensation awards	(121)	(93)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$24,220	$21,023
Denominator (all weighted averages):
Denominator for basic EPU (common units)	112,950	111,282
Dilutive effect of share-based compensation awards	239	267
Denominator for diluted EPU (common units)	113,189	111,549
Basic EPU	$0.21	$0.19
Diluted EPU	$0.21	$0.19

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2020	2019
Conversion of redeemable noncontrolling interests	1,011	1,013
Conversion of Series I preferred units	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the three months ended March 31, 2019 of 1.5 million;

•	weighted average restricted units and deferred share awards for the three months ended March 31, 2020 and 2019 of 440,000 and 463,000, respectively;

•	weighted average options for the three months ended March 31, 2019 of 30,000; and

•	weighted average unvested TB-PIUs for the three months ended March 31, 2020 and 2019 of 75,000 and 19,000, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2020, management believes that it is reasonably possible that we could recognize a loss of up to $3.1 million for certain municipal tax claims. While we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $34 million as of March 31, 2020. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2020, we do not expect any such future fundings will be significant.

Effects of COVID-19

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide and throughout the United States. As of May 8, 2020, there continued to be significant uncertainty regarding the duration of COVID-19’s spread, and the potential, once its spread subsides, for the virus to reoccur on a significant scale in the future. The COVID-19 outbreak has prompted governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. Furthermore, conditions could potentially continue to deteriorate as a result of the pandemic.

COVID-19 and measures instituted to prevent spread, may adversely affect us in many ways, including by disrupting:

•	our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;

•	our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•
access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities;

•	the supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively; and

•	our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development.

The extent of COVID-19’s effect on our operational and financial performance is dependent on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the effects of COVID-19 have developed, we are unable at this time to estimate the magnitude of the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2020, we:

•	finished the period with our office and data center shell portfolio 93.7% occupied and 94.9% leased;

•	placed into service 230,000 square feet in one newly-developed data center shell property that was 100.0% leased as of March 31, 2020; and

•
amended an existing term loan facility to increase the loan amount by $150.0 million and reduce the LIBOR interest rate spread on the facility. We used the resulting loan proceeds to repay borrowings under our Revolving Credit Facility that funded development costs.

In addition, effective March 16, 2020, Paul R. Adkins resigned from his position as Executive Vice President and Chief Operating Officer. We commenced a search for candidates to replace Mr. Adkins and, in the interim, have senior level employees handling his responsibilities.

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

•	adverse changes in the real estate markets, including, among other things, increased competition with other companies;

•	risks associated with uncertainties regarding the impact of the COVID-19 pandemic on our business and national, regional and local economic conditions;

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

Effects of COVID-19

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide and throughout the United States. As of the date of this filing, there continued to be significant uncertainty regarding the duration of COVID-19’s spread, and the potential, once its spread subsides, for the virus to reoccur on a significant scale in the future. The COVID-19 outbreak has prompted governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. Furthermore, conditions could potentially continue to deteriorate as a result of the pandemic.

COVID-19 has significantly affected the operations of much of the commercial real estate industry as tenants’ operations, including the ability to use space and run businesses, has been disrupted, which has adversely affected their ability to sustain their businesses, as well as their ability, or willingness, to fulfill their lease obligations. The industry has also been significantly impacted by the economic disruption that COVID-19 has triggered, which has adversely impacted the ability to lease space in most property types to new and existing tenants at favorable terms. As result, the commercial real estate industry is facing enhanced risk for adverse impacts in its operations, financial conditions and cash flows from COVID-19.

Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, representing 162 of the portfolio’s 171 properties, or 87.7%, of our annualized rental revenue as of March 31, 2020. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high-priority security, defense and IT missions. As a result, most of these properties are designated as “essential businesses,” and are therefore exempt from many of the restrictions that have otherwise affected much of the commercial real estate industry. Furthermore, since the tenants in these properties are mostly the USG, or contractors of the USG who will continue to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations will not be significantly disrupted. Our Defense/IT Locations do include several tenants serving as amenities to business parks housing our properties (such as restaurant, retail and personal service providers); while these tenants’ operations have been significantly disrupted by COVID-19, our annualized rental revenue from these tenants is not significant.

As of March 31, 2020, we owned seven Regional Office properties, representing 11.8% of our office and data center shell portfolio’s annualized rental revenue; these properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties. While these properties include tenants in the financial services, health care and public health sectors, which, as “essential businesses,” are exempt from restrictions on operations, they also include a number of non essential business tenants. These properties are more subject to traditional office fundamentals than our Defense/IT Locations and therefore face much of the enhanced risk in adverse impacts from COVID-19 described above.

In terms of the effect of COVID-19 on our results of operations for the three months ended March 31, 2020, we:

•
concluded that the economic disruption resulting from COVID-19 constituted a significant adverse change in the business climate that could affect the value of our Regional Office properties, which are dependent on commercial office tenants and could suffer increased vacancy as a result. Accordingly, we concluded that these circumstances constituted an indicator of impairment. We performed recovery analyses for each Regional Office property’s asset group and concluded that the carrying values of each asset group was recoverable from its respective estimated undiscounted future cash flows. As a result, no impairment loss was recognized; and

•
maintained operational service level at our properties, with our property-level building technicians and maintenance employees working on site (with personal protective equipment, social distancing and more frequent cleaning), while most of our corporate headquarters-based employees worked from home.

While we do not currently expect that COVID-19 will significantly affect our results of operations, we believe that the effect will ultimately be dependent on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

We believe that COVID-19 has delayed our ability to complete several leases that we previously thought were on track for completion by March 31, 2020. The inability for us to physically show space to prospective tenants due to COVID-19 related restrictions also serves as an impediment to initiate new leasing activity. Overall, we believe that COVID-19 could: impede our ability to complete leasing for our Defense/IT Locations at the pace that we were previously expecting, though we still expect such leasing to advance; and potentially create more significant challenges for leasing space in our Regional Office properties.

For our development activity, the 13 properties that were under development as of March 31, 2020 face minimal operational risk as they were 78% leased as of April 30, 2020. However, COVID-19 does enhance the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: factories’ ability to provide materials; possible labor quarantines; and jurisdictional permitting and inspections. These types of issues have not significantly affected us to date but could in the future, depending on future COVID-19 related developments.

COVID-19’s effects on economic and financial markets could impede our ability, or willingness based on terms available, to obtain unsecured, fixed rate debt or raise equity through issuances of COPT common shares. Due to the potential for further financial market instability, we borrowed under our Revolving Credit Facility in late March of 2020 in order to pre-fund our short-term capital needs. While we expect to spend approximately $220 million on development costs and approximately $70 million on improvements and leasing costs for operating properties during the remainder of 2020, as of March 31, 2020, we had $159 million in cash and cash equivalents on hand, $558.0 million in available borrowing capacity under our Revolving Credit Facility and minimal debt maturities for the remainder of 2020. In addition, we believe that we have the ability to raise equity by selling interests in data center shells through joint ventures.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	March 31, 2020	December 31, 2019
Occupancy rates at period end
Total	93.7%	92.9%
Defense/IT Locations:
Fort Meade/BW Corridor	92.4%	92.4%
Northern Virginia Defense/IT	85.5%	82.4%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	94.0%	92.5%
Redstone Arsenal	99.7%	99.3%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.2%	93.7%
Regional Office	91.4%	88.1%
Other	64.6%	73.0%
Average contractual annual rental rate per square foot at period end (1)	$31.42	$31.28

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2019	19,173	17,816
Vacated upon lease expiration (1)	—	(62)
Occupancy for new leases (2)	—	180
Developed or redeveloped	230	230
Other changes	(25)	(3)
March 31, 2020	19,378	18,161

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the three months ended March 31, 2020, we completed 631,000 square feet of leasing, including: renewed leases on 488,000 square feet, representing 89.0% of the square footage of our lease expirations (including the effect of early renewals); and 143,000 square feet of vacant space.

Wholesale Data Center

As of March 31, 2020 and December 31, 2019, 14.8 megawatts, or 76.9%, of the 19.25 megawatts in our wholesale data center were leased. While 1.2 megawatts in known tenant downsizing are expected to occur by July 2020, in April 2020, we leased 3.1 megawatts scheduled to commence in phases from April through November 2020. We are negotiating the renewal of a lease for 11.25 megawatts that is scheduled to expire in August 2020.

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

Comparison of Statements of Operations for the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$132,116	$131,990	$126
Construction contract and other service revenues	13,681	16,950	(3,269)
Total revenues	145,797	148,940	(3,143)
Operating expenses
Property operating expenses	49,999	49,445	554
Depreciation and amortization associated with real estate operations	32,596	34,796	(2,200)
Construction contract and other service expenses	13,121	16,326	(3,205)
General, administrative and leasing expenses	7,486	8,751	(1,265)
Business development expenses and land carry costs	1,118	1,113	5
Total operating expenses	104,320	110,431	(6,111)
Interest expense	(16,840)	(18,674)	1,834
Interest and other income	1,205	2,286	(1,081)
Credit loss expense	(689)	—	(689)
Gain on sales of real estate	5	—	5
Equity in income of unconsolidated entities	441	391	50
Income tax expense	(49)	(194)	145
Net income	$25,550	$22,318	$3,232

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue	$118,259	$116,390	$1,869
Lease termination revenue	85	521	(436)
Other property revenue	1,044	1,042	2
Same Properties total revenues	119,388	117,953	1,435
Developed and redeveloped properties placed in service	5,552	902	4,650
Wholesale data center	7,172	7,871	(699)
Dispositions	—	4,375	(4,375)
Other	4	889	(885)
	132,116	131,990	126
Property operating expenses
Same Properties	(45,645)	(46,165)	520
Developed and redeveloped properties placed in service	(1,115)	(314)	(801)
Wholesale data center	(3,233)	(2,838)	(395)
Dispositions	—	(138)	138
Other	(6)	10	(16)
	(49,999)	(49,445)	(554)

UJV NOI allocable to COPT
Same Properties	1,207	1,219	(12)
Retained interests in UJV formed in 2019	506	—	506
	1,713	1,219	494

NOI from real estate operations
Same Properties	74,950	73,007	1,943
Developed and redeveloped properties placed in service	4,437	588	3,849
Wholesale data center	3,939	5,033	(1,094)
Dispositions, net of retained interests in UJV formed in 2019	506	4,237	(3,731)
Other	(2)	899	(901)
	$83,830	$83,764	$66

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$66,566	$65,179	$1,387
Regional Office	7,923	7,417	506
Other	461	411	50
	$74,950	$73,007	$1,943

Same Properties rent statistics
Average occupancy rate	92.3%	91.6%	0.7%
Average straight-line rent per occupied square foot (1)	$6.54	$6.55	$(0.01)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 152 properties, comprising 85.5% of our office and data center shell portfolio’s square footage as of March 31, 2020. This pool of properties changed from the pool used for purposes of comparing 2019 and 2018 in our 2019 Annual Report on Form 10-K due to the addition of five properties placed in service and 100% operational on or before January 1, 2019.

Our NOI from developed and redeveloped properties placed in service included 10 properties placed in service in 2019 and 2020, while our dispositions included our decrease in ownership in 2019 of nine data center shells.

NOI from Service Operations

	For the Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$13,681	$16,950	$(3,269)
Construction contract and other service expenses	(13,121)	(16,326)	3,205
NOI from service operations	$560	$624	$(64)

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

Interest Expense

Interest expense decreased due primarily to increased capitalized interest resulting from a higher volume of active development projects.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment; loss on interest rate derivatives; demolition costs on redevelopment and nonrecurring improvements; executive transition costs; issuance costs associated with redeemed preferred shares; allocations of FFO to holders of noncontrolling interests resulting from capital events; and certain other expenses that we believe are not closely correlated with our operating performance.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three months ended March 31, 2020 and 2019, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars and shares in thousands, except per share data)
Net income	$25,550	$22,318
Real estate-related depreciation and amortization	32,596	34,796
Depreciation and amortization on UJV allocable to COPT	818	566
Gain on sales of real estate	(5)	—
FFO	58,959	57,680
Noncontrolling interests-preferred units in the Operating Partnership	(77)	(165)
FFO allocable to other noncontrolling interests	(12,015)	(971)
Basic FFO allocable to share-based compensation awards	(193)	(185)
Basic FFO available to common share and common unit holders	46,674	56,359
Redeemable noncontrolling interests	32	381
Diluted FFO available to common share and common unit holders	46,706	56,740
Executive transition costs	—	4
Demolition costs on redevelopment and nonrecurring improvements	43	44
Dilutive preferred units in the Operating Partnership	77	—
FFO allocation to other noncontrolling interests resulting from capital event	11,090	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(50)	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$57,866	$56,788

Weighted average common shares	111,724	109,951
Conversion of weighted average common units	1,226	1,331
Weighted average common shares/units - Basic FFO per share	112,950	111,282
Dilutive effect of share-based compensation awards	239	302
Redeemable noncontrolling interests	110	1,013
Weighted average common shares/units - Diluted FFO per share	113,299	112,597
Dilutive convertible preferred units	176	—
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,475	112,597

Diluted FFO per share	$0.41	$0.50
Diluted FFO per share, as adjusted for comparability	$0.51	$0.50

Denominator for diluted EPS	111,963	110,218
Weighted average common units	1,226	1,331
Redeemable noncontrolling interests	110	1,013
Anti-dilutive EPS effect of share-based compensation awards	—	35
Denominator for diluted FFO per share	113,299	112,597
Dilutive convertible preferred units	176	—
Denominator for diluted FFO per share, as adjusted for comparability	113,475	112,597

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2020 (in thousands):

Development and redevelopment	$95,365
Tenant improvements on operating properties (1)	9,486
Capital improvements on operating properties	2,475
$107,326

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $7.6 million when comparing the three months ended March 31, 2020 and 2019 due primarily to an increase in cash flow received from real estate operations, which was affected by the timing of cash receipts, and an increase in cash flow associated with the timing of cash flow from third-party construction projects.

Net cash flow used in investing activities decreased $6.7 million when comparing the three months ended March 31, 2020 and 2019 due primarily to our funding of an $11.0 million investing receivable in the prior period.

Net cash flow provided by financing activities in the three months ended March 31, 2020 was $197.0 million, and included the following:

•	net proceeds from debt borrowings of $245.6 million; offset in part by

•	dividends and/or distributions to equity holders of $31.2 million.

Net cash flow provided by financing activities in the three months ended March 31, 2019 was $66.3 million, and included the following:

•	net proceeds from debt borrowings of $51.3 million; and

•	net proceeds from the issuance of common shares (or units) of $46.4 million; offset in part by

•	dividends and/or distributions to equity holders of $30.8 million.

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

As of March 31, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties and improvements to existing properties.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of March 31, 2020, COPLP had $159.1 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of March 31, 2020, the maximum borrowing capacity under this facility totaled $800.0 million, of which $558.0 million was available.

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

Our contractual obligations as of March 31, 2020 included the following (in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$12,132	$300,000	$456,162	$655,578	$277,649	$367,723	$2,069,244
Scheduled principal payments (3)	3,002	3,955	4,498	3,553	2,334	2,294	19,636
Interest on debt (3)(4)	56,607	68,503	62,560	38,021	19,243	10,190	255,124
Development and redevelopment obligations (5)(6)	141,256	18,398	501	—	—	—	160,155
Third-party construction cost obligations (6)(7)	11,231	2,309	—	—	—	—	13,540
Tenant and other building improvements (3)(6)	22,761	26,381	8,757	—	—	—	57,899
Property finance leases (principal and interest) (3)	674	14	14	—	—	—	702
Property operating leases (3)	826	1,138	1,162	1,167	1,173	100,609	106,075
Total contractual cash obligations	$248,489	$420,698	$533,654	$698,319	$300,399	$480,816	$2,682,375

(1)
The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $12.0 million. As of March 31, 2020, maturities included $242.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of March 31, 2020 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2020 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $220 million on development costs and approximately $70 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2020.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2020, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the three months ended March 31, 2020.

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

The following table sets forth as of March 31, 2020 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,799	$303,875	$4,033	$416,590	$279,443	$337,442	$1,344,182
Weighted average interest rate	3.96%	3.70%	3.98%	3.70%	5.16%	4.87%	4.30%
Variable rate debt (2)	$12,336	$80	$456,627	$242,540	$540	$32,575	$744,698
Weighted average interest rate (3)	3.43%	3.03%	2.57%	1.75%	3.46%	3.55%	2.36%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $12.0 million.

(2)	As of March 31, 2020, maturities included $242.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of March 31, 2020 for variable rate debt.

The fair value of our debt was $2.1 billion as of March 31, 2020.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $42 million as of March 31, 2020.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2020 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $620,000 in the three months ended March 31, 2020 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of March 31, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of March 31, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Other than as set forth below, there have been no material changes to the risks and uncertainties relating to our business and the ownership of our securities as previously set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

We may suffer adverse effects from the COVID-19 pandemic and measures instituted to prevent its spread. Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide and throughout the United States. As of May 8, 2020, there continued to be significant uncertainty regarding the duration of COVID-19’s spread, and the potential, once its spread subsides, for the virus to reoccur on a significant scale in the future. The COVID-19 outbreak has prompted governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. Furthermore, conditions could potentially continue to deteriorate as a result of the pandemic.

COVID-19, and similar pandemics, and measures instituted to prevent spread, may adversely affect us in many ways, including by disrupting:

•	our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;

•	our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•
access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities;

•	the supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively; and

•	our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development.

The extent of COVID-19’s effect on our operational and financial performance is dependent on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the effects of COVID-19 have developed, we are unable at this time to estimate the magnitude of the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Moreover, some of the risks described in the risk factors set forth in Item 1A of our 2019 Annual Report on Form 10-K may be more likely to impact us as a result of COVID-19 and the responses to curb its spread.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2020, 12,009 of COPLP’s common units were exchanged for 12,009 COPT common shares in accordance with COPLP’s Third Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Amended and Restated Term Loan Agreement, dated as of March 6, 2020, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed herewith).

10.2
Separation Agreement and Release, dated as of March 16, 2020, by and between Corporate Office Properties, L.P. and Paul R. Adkins (filed with the Company’s Current Report on Form 8-K dated March 16, 2020 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	May 8, 2020	Dated:	May 8, 2020