Form 10-Q
period 2020-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2020-07-31
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 20, 2020, 112,183,192 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,888,817	$2,772,647
Projects in development or held for future development	624,282	568,239
Total properties, net	3,513,099	3,340,886
Property - operating right-of-use assets	31,009	27,864
Property - finance right-of-use assets	40,441	40,458
Cash and cash equivalents	21,596	14,733
Investment in unconsolidated real estate joint ventures	50,457	51,949
Accounts receivable, net	30,404	35,444
Deferred rent receivable	90,493	87,736
Intangible assets on real estate acquisitions, net	24,768	27,392
Deferred leasing costs (net of accumulated amortization of $34,878 and $33,782, respectively)	58,666	58,392
Investing receivables (net of allowance for credit losses of $3,976 at June 30, 2020)	72,333	73,523
Prepaid expenses and other assets, net	78,059	96,076
Total assets	$4,011,325	$3,854,453
Liabilities and equity
Liabilities:
Debt, net	$2,012,019	$1,831,139
Accounts payable and accrued expenses	149,836	148,746
Rents received in advance and security deposits	30,459	33,620
Dividends and distributions payable	31,302	31,263
Deferred revenue associated with operating leases	8,821	7,361
Property - operating lease liabilities	20,796	17,317
Interest rate derivatives	65,612	25,682
Other liabilities	12,408	10,649
Total liabilities	2,331,253	2,105,777
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,148	29,431
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,183,192 at June 30, 2020 and 112,068,705 at December 31, 2019)	1,122	1,121
Additional paid-in capital	2,477,977	2,481,558
Cumulative distributions in excess of net income	(797,959)	(778,275)
Accumulated other comprehensive loss	(64,513)	(25,444)
Total Corporate Office Properties Trust’s shareholders’ equity	1,616,627	1,678,960
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,611	19,597
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,886	11,888
Noncontrolling interests in subsidiaries	40,297	40,285
Total equity	1,656,924	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,011,325	$3,854,453

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$132,147	$131,415	$263,159	$262,318
Other property revenue	391	1,356	1,495	2,443
Construction contract and other service revenues	12,236	42,299	25,917	59,249
Total revenues	144,774	175,070	290,571	324,010
Operating expenses
Property operating expenses	50,204	47,886	100,203	97,331
Depreciation and amortization associated with real estate operations	33,612	34,802	66,208	69,598
Construction contract and other service expenses	11,711	41,002	24,832	57,328
General, administrative and leasing expenses	8,158	9,386	15,644	18,137
Business development expenses and land carry costs	1,262	870	2,380	1,983
Total operating expenses	104,947	133,946	209,267	244,377
Interest expense	(16,797)	(18,475)	(33,637)	(37,149)
Interest and other income	2,282	1,849	3,487	4,135
Credit loss expense	(615)	—	(1,304)	—
Gain on sales of real estate	—	84,469	5	84,469
Income before equity in income of unconsolidated entities and income taxes	24,697	108,967	49,855	131,088
Equity in income of unconsolidated entities	454	420	895	811
Income tax (expense) benefit	(30)	176	(79)	(18)
Net income	25,121	109,563	50,671	131,881
Net income attributable to noncontrolling interests:
Common units in COPLP	(284)	(1,339)	(571)	(1,596)
Preferred units in COPLP	(77)	(165)	(154)	(330)
Other consolidated entities	(1,263)	(1,268)	(2,395)	(2,305)
Net income attributable to COPT common shareholders	$23,497	$106,791	$47,551	$127,650

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.21	$0.95	$0.42	$1.15
Net income attributable to COPT common shareholders - diluted	$0.21	$0.95	$0.42	$1.15

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$25,121	$109,563	$50,671	$131,881
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(3,315)	(13,545)	(41,020)	(22,390)
Loss (gain) on interest rate derivatives recognized in interest expense	935	(557)	1,066	(1,127)
Total other comprehensive loss	(2,380)	(14,102)	(39,954)	(23,517)
Comprehensive income	22,741	95,461	10,717	108,364
Comprehensive income attributable to noncontrolling interests	(1,556)	(2,597)	(2,235)	(3,941)
Comprehensive income attributable to COPT	$21,185	$92,864	$8,482	$104,423

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2019
Balance at March 31, 2019 (111,939,790 common shares outstanding)	$1,119	$2,475,497	$(856,703)	$(9,538)	$45,803	$1,656,178
Redemption of common units	—	—	—	—	(1)	(1)
Share-based compensation (10,097 shares issued, net of redemptions)	—	1,487	—	—	346	1,833
Redemption of vested equity awards	—	(103)	—	—	—	(103)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	488	—	—	(488)	—
Comprehensive income	—	—	106,791	(13,927)	1,728	94,592
Dividends	—	—	(30,755)	—	—	(30,755)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(553)	(553)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(2,076)	—	—	—	(2,076)
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111

For the Three Months Ended June 30, 2020
Balance at March 31, 2020 (112,169,463 common shares outstanding)	$1,122	$2,476,677	$(790,600)	$(62,201)	$40,188	$1,665,186
Share-based compensation (13,729 shares issued, net of redemptions)	—	1,188	—	—	548	1,736
Redemption of vested equity awards	—	(80)	—	—	—	(80)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	428	—	—	(428)	—
Comprehensive income	—	—	23,497	(2,312)	439	21,624
Dividends	—	—	(30,856)	—	—	(30,856)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(442)	(442)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(236)	—	—	—	(236)
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2019
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (5,500 shares)	—	80	—	—	(80)	—
Redemption of common units	—	—	—	—	(1)	(1)
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (88,432 shares issued, net of redemptions)	1	3,049	—	—	585	3,635
Redemption of vested equity awards	—	(1,920)	—	—	—	(1,920)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(834)	—	—	834	—
Comprehensive income	—	—	127,650	(23,227)	2,397	106,820
Dividends	—	—	(61,509)	—	—	(61,509)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,103)	(1,103)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(2,875)	—	—	—	(2,875)
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111

For the Six Months Ended June 30, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (102,478 shares issued, net of redemptions)	1	2,171	—	—	774	2,946
Redemption of vested equity awards	—	(1,572)	—	—	—	(1,572)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(25)	—	—	25	—
Comprehensive income	—	—	47,551	(39,069)	160	8,642
Dividends	—	—	(61,694)	—	—	(61,694)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(862)	(862)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,337)	—	—	—	(4,337)
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$265,833	$257,832
Construction contract and other service revenues received	42,149	21,449
Property operating expenses paid	(86,934)	(83,305)
Construction contract and other service expenses paid	(32,107)	(31,157)
General, administrative, leasing, business development and land carry costs paid	(16,969)	(16,541)
Interest expense paid	(31,581)	(34,896)
Lease incentives paid	(5,611)	(3,228)
Other	1,757	1,661
Net cash provided by operating activities	136,537	111,815
Cash flows from investing activities
Development and redevelopment of properties	(185,357)	(219,633)
Tenant improvements on operating properties	(16,489)	(7,585)
Other capital improvements on operating properties	(11,576)	(8,920)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	129,783
Sale of properties	—	107,517
Investing receivables funded	—	(11,104)
Leasing costs paid	(8,424)	(7,632)
Other	(5,442)	3,944
Net cash used in investing activities	(227,288)	(13,630)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	251,000	258,000
Other debt proceeds	189,359	10,606
Repayments of debt
Revolving Credit Facility	(259,000)	(308,000)
Scheduled principal amortization	(2,044)	(2,193)
Deferred financing costs paid	(1,261)	—
Net proceeds from issuance of common shares	—	46,415
Common share dividends paid	(61,667)	(61,040)
Distributions paid to noncontrolling interests in COPLP	(863)	(1,115)
Distributions paid to redeemable noncontrolling interests	(12,662)	(687)
Redemption of vested equity awards	(1,572)	(1,920)
Other	(2,803)	533
Net cash provided by (used in) financing activities	98,487	(59,401)
Net increase in cash and cash equivalents and restricted cash	7,736	38,784
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$25,866	$50,734

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$50,671	$131,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	67,075	70,527
Amortization of deferred financing costs and net debt discounts	1,993	1,801
Increase in deferred rent receivable	(1,070)	(2,419)
Gain on sales of real estate	(5)	(84,469)
Share-based compensation	3,027	3,283
Other	(1,263)	(2,996)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,039	(31,846)
Decrease (increase) in prepaid expenses and other assets, net	23,202	(852)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(8,971)	29,507
Decrease in rents received in advance and security deposits	(3,161)	(2,602)
Net cash provided by operating activities	$136,537	$111,815
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$21,596	$46,282
Restricted cash at end of period	4,270	4,452
Cash and cash equivalents and restricted cash at end of period	$25,866	$50,734
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$12,940	$29,862
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Operating right-of-use assets obtained in exchange for operating lease liabilities	$3,381	$255
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$99,288
Investment in unconsolidated real estate joint venture retained in disposition	$—	$26,500
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(39,953)	$(23,585)
Dividends/distributions payable	$31,302	$31,346
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$182	$80
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$25	$834
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,337	$2,875

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,888,817	$2,772,647
Projects in development or held for future development	624,282	568,239
Total properties, net	3,513,099	3,340,886
Property - operating right-of-use assets	31,009	27,864
Property - finance right-of-use assets	40,441	40,458
Cash and cash equivalents	21,596	14,733
Investment in unconsolidated real estate joint ventures	50,457	51,949
Accounts receivable, net	30,404	35,444
Deferred rent receivable	90,493	87,736
Intangible assets on real estate acquisitions, net	24,768	27,392
Deferred leasing costs (net of accumulated amortization of $34,878 and $33,782, respectively)	58,666	58,392
Investing receivables (net of allowance for credit losses of $3,976 at June 30, 2020)	72,333	73,523
Prepaid expenses and other assets, net	75,527	93,016
Total assets	$4,008,793	$3,851,393
Liabilities and equity
Liabilities:
Debt, net	$2,012,019	$1,831,139
Accounts payable and accrued expenses	149,836	148,746
Rents received in advance and security deposits	30,459	33,620
Distributions payable	31,302	31,263
Deferred revenue associated with operating leases	8,821	7,361
Property - operating lease liabilities	20,796	17,317
Interest rate derivatives	65,612	25,682
Other liabilities	9,876	7,589
Total liabilities	2,328,721	2,102,717
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,148	29,431
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at June 30, 2020 and December 31, 2019	8,800	8,800
Common units, 112,183,192 and 112,068,705 held by the general partner and 1,628,421 and 1,482,425 held by limited partners at June 30, 2020 and December 31, 2019, respectively	1,701,375	1,724,159
Accumulated other comprehensive loss	(65,183)	(25,648)
Total Corporate Office Properties, L.P.’s equity	1,644,992	1,707,311
Noncontrolling interests in subsidiaries	11,932	11,934
Total equity	1,656,924	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,008,793	$3,851,393

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$132,147	$131,415	$263,159	$262,318
Other property revenue	391	1,356	1,495	2,443
Construction contract and other service revenues	12,236	42,299	25,917	59,249
Total revenues	144,774	175,070	290,571	324,010
Operating expenses
Property operating expenses	50,204	47,886	100,203	97,331
Depreciation and amortization associated with real estate operations	33,612	34,802	66,208	69,598
Construction contract and other service expenses	11,711	41,002	24,832	57,328
General, administrative and leasing expenses	8,158	9,386	15,644	18,137
Business development expenses and land carry costs	1,262	870	2,380	1,983
Total operating expenses	104,947	133,946	209,267	244,377
Interest expense	(16,797)	(18,475)	(33,637)	(37,149)
Interest and other income	2,282	1,849	3,487	4,135
Credit loss expense	(615)	—	(1,304)	—
Gain on sales of real estate	—	84,469	5	84,469
Income before equity in income of unconsolidated entities and income taxes	24,697	108,967	49,855	131,088
Equity in income of unconsolidated entities	454	420	895	811
Income tax (expense) benefit	(30)	176	(79)	(18)
Net income	25,121	109,563	50,671	131,881
Net income attributable to noncontrolling interests in consolidated entities	(1,263)	(1,268)	(2,395)	(2,305)
Net income attributable to COPLP	23,858	108,295	48,276	129,576
Preferred unit distributions	(77)	(165)	(154)	(330)
Net income attributable to COPLP common unitholders	$23,781	$108,130	$48,122	$129,246

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.21	$0.95	$0.42	$1.15
Net income attributable to COPLP common unitholders - diluted	$0.21	$0.95	$0.42	$1.15

(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$25,121	$109,563	$50,671	$131,881
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(3,315)	(13,545)	(41,020)	(22,390)
Loss (gain) on interest rate derivatives recognized in interest expense	935	(557)	1,066	(1,127)
Total other comprehensive loss	(2,380)	(14,102)	(39,954)	(23,517)
Comprehensive income	22,741	95,461	10,717	108,364
Comprehensive income attributable to noncontrolling interests	(1,223)	(1,268)	(1,976)	(2,305)
Comprehensive income attributable to COPLP	$21,518	$94,193	$8,741	$106,059

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Three Months Ended June 30, 2019
Balance at March 31, 2019	352,000	$8,800	113,515,814	$1,640,272	$(9,536)	$16,642	$1,656,178
Redemption of common units	—	—	(44)	(1)	—	—	(1)
Share-based compensation (units net of redemption)	—	—	16,961	1,833	—	—	1,833
Redemptions of vested equity awards	—	—	—	(103)	—	—	(103)
Comprehensive income	—	165	—	108,130	(14,102)	399	94,592
Distributions to owners of common and preferred units	—	(165)	—	(31,143)	—	—	(31,308)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(2,076)	—	—	(2,076)
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111

For the Three Months Ended June 30, 2020
Balance at March 31, 2020	352,000	$8,800	113,789,912	$1,707,395	$(62,843)	$11,834	$1,665,186
Share-based compensation (units net of redemption)	—	—	21,701	1,736	—	—	1,736
Redemptions of vested equity awards	—	—	—	(80)	—	—	(80)
Comprehensive loss	—	77	—	23,781	(2,340)	106	21,624
Distributions to owners of common and preferred units	—	(77)	—	(31,221)	—	—	(31,298)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(236)	—	—	(236)
Balance at June 30, 2020	352,000	$8,800	113,811,613	$1,701,375	$(65,183)	$11,932	$1,656,924

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Six Months Ended June 30, 2019
Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Redemption of common units	—	—	(44)	(1)	—	—	(1)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	343,934	3,635	—	—	3,635
Redemptions of vested equity awards	—	—	—	(1,920)	—	—	(1,920)
Comprehensive income	—	330	—	129,246	(23,517)	761	106,820
Distributions to owners of common and preferred units	—	(330)	—	(62,282)	—	—	(62,612)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(2,875)	—	—	(2,875)
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	352,000	$8,800	113,551,130	$1,724,159	$(25,648)	$11,934	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	352,000	8,800	113,551,130	1,718,618	(25,648)	11,934	1,713,704
Share-based compensation (units net of redemption)	—	—	260,483	2,946	—	—	2,946
Redemptions of vested equity awards	—	—	—	(1,572)	—	—	(1,572)
Comprehensive income	—	154	—	48,122	(39,535)	(99)	8,642
Distributions to owners of common and preferred units	—	(154)	—	(62,402)	—	—	(62,556)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	112	112
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(4,337)	—	—	(4,337)
Balance at June 30, 2020	352,000	$8,800	113,811,613	$1,701,375	$(65,183)	$11,932	$1,656,924
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$265,833	$257,832
Construction contract and other service revenues received	42,149	21,449
Property operating expenses paid	(86,934)	(83,305)
Construction contract and other service expenses paid	(32,107)	(31,157)
General, administrative, leasing, business development and land carry costs paid	(16,969)	(16,541)
Interest expense paid	(31,581)	(34,896)
Lease incentives paid	(5,611)	(3,228)
Other	1,757	1,661
Net cash provided by operating activities	136,537	111,815
Cash flows from investing activities
Development and redevelopment of properties	(185,357)	(219,633)
Tenant improvements on operating properties	(16,489)	(7,585)
Other capital improvements on operating properties	(11,576)	(8,920)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	129,783
Sale of properties	—	107,517
Investing receivables funded	—	(11,104)
Leasing costs paid	(8,424)	(7,632)
Other	(5,442)	3,944
Net cash used in investing activities	(227,288)	(13,630)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	251,000	258,000
Other debt proceeds	189,359	10,606
Repayments of debt
Revolving Credit Facility	(259,000)	(308,000)
Scheduled principal amortization	(2,044)	(2,193)
Deferred financing costs paid	(1,261)	—
Net proceeds from issuance of common units	—	46,415
Common unit distributions paid	(62,376)	(61,825)
Distributions paid to redeemable noncontrolling interests	(12,662)	(687)
Redemption of vested equity awards	(1,572)	(1,920)
Other	(2,957)	203
Net cash provided by (used in) financing activities	98,487	(59,401)
Net increase in cash and cash equivalents and restricted cash	7,736	38,784
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$25,866	$50,734

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$50,671	$131,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	67,075	70,527
Amortization of deferred financing costs and net debt discounts	1,993	1,801
Increase in deferred rent receivable	(1,070)	(2,419)
Gain on sales of real estate	(5)	(84,469)
Share-based compensation	3,027	3,283
Other	(1,263)	(2,996)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,039	(31,846)
Decrease (increase) in prepaid expenses and other assets, net	22,674	(483)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(8,443)	29,138
Decrease in rents received in advance and security deposits	(3,161)	(2,602)
Net cash provided by operating activities	$136,537	$111,815
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$21,596	$46,282
Restricted cash at end of period	4,270	4,452
Cash and cash equivalents and restricted cash at end of period	$25,866	$50,734
Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$12,940	$29,862
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Operating right-of-use assets obtained in exchange for operating lease liabilities	$3,381	$255
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$99,288
Investment in unconsolidated real estate joint venture retained in disposition	$—	$26,500
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(39,953)	$(23,585)
Distributions payable	$31,302	$31,346
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,337	$2,875

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2020, our properties included the following:

•
174 properties totaling 19.8 million square feet comprised of 15.6 million square feet in 150 office properties and 4.2 million square feet in 24 single-tenant data center shell properties (“data center shells”). We owned 15 of these data center shells through unconsolidated real estate joint ventures;

•	a wholesale data center with a critical load of 19.25 megawatts;

•
11 properties under development (nine office properties and two data center shells), including one partially-operational property, and expansions of three fully-operational properties that we estimate will total approximately 1.9 million square feet upon completion; and

•	approximately 900 acres of land controlled for future development that we believe could be developed into approximately 11.5 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2020, COPT owned 98.6% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders. In the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units.

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

In March 2020, the FASB issued guidance containing practical expedients for reference rate reform related activities pertaining to debt, leases, derivatives and other contracts. The guidance is optional and may be adopted over time as reference rate reform activities occur. During the six months ended June 30, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of this guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a Staff Q&A document that addressed the accounting for lease accounting guidance for lease concessions resulting from the COVID-19 pandemic. Under existing lease guidance, we would normally have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated as a lease modification) or if such a concession was implemented pursuant to enforceable rights and obligations within the existing lease agreement (and, therefore, not treated as a lease modification). The Staff Q&A document enabled us to bypass the lease-by-lease analysis for lease concessions resulting from the COVID-19 pandemic, and instead elect to either apply the lease modification accounting framework or not, with such elections applied consistently to leases with similar characteristics and similar circumstances. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (such as deferrals of lease payments or reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We chose to apply the elections available under the Staff Q&A to restructurings of lease payment terms granted by us to tenants, the effect of which did not have a material impact on our consolidated financial statements.

Credit Losses, Financial Assets and Other Instruments

As discussed above, effective January 1, 2020, we adopted guidance issued by the FASB that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. Our items within the scope of this guidance included the following:

•	investing receivables, as disclosed in Note 7;

•	tenant notes receivable;

•	other assets comprised of non-lease revenue related accounts receivable (primarily from construction contract services) and contract assets from unbilled construction contract revenue; and

•	off-balance sheet credit exposures.

Under this guidance, we recognize an estimate of our expected credit losses on these items as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected (or as a separate liability in the case of off-balance sheet credit exposures). The allowance represents the portion of the amortized cost basis that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific factors). The guidance requires the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposure), regardless of whether it is originated or purchased. Quarterly, the expected losses are re-estimated, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized in the line entitled “credit loss expense” on our consolidated statements of operations.

We estimate expected credit losses for in-scope items using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items within the scope of this guidance and the unique risk characteristics of such items, we individually assign each in-scope item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items in which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our notes receivable from the City of Huntsville disclosed in Note 7 and a tax incremental financing obligation disclosed in Note 17).

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Six Months Ended June 30, 2020
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures (3)	Total
December 31, 2019	$—	$97	$—	$—	$97
Cumulative effect of change for adoption of credit loss guidance	3,732	325	144	1,340	5,541
Credit loss expense	244	719	25	316	1,304
June 30, 2020	$3,976	$1,141	$169	$1,656	$6,942

(1)	Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2) The balance as of June 30, 2020 included $104,000 in the line entitled “accounts receivable, net” and $65,000 in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3) Included in the line entitled “other liabilities” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables and tenants notes receivable by credit risk classification, by origination year as of June 30, 2020 (in thousands):

	Origination Year
	2015 and Earlier	2016	2017	2018	2019	2020	Total
Investing receivables:
Credit risk classification:
Investment grade	$61,329	$—	$887	$—	$—	$—	$62,216
Non-investment grade	3,020	—	—	—	11,073	—	14,093
Total	$64,349	$—	$887	$—	$11,073	$—	$76,309

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$68	$—	$1,069	$95	$—	$1,232
Non-investment grade	97	202	—	178	2,067	1,600	4,144
Total	$97	$270	$—	$1,247	$2,162	$1,600	$5,376

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2020.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

When we believe that collection of interest income on an investing or tenant note receivable is not probable, we place the receivable on nonaccrual status, meaning interest income is recognized when payments are received rather than on an accrual basis. Notes receivable on nonaccrual status as of June 30, 2020 and December 31, 2019 were not significant. We did not recognize any interest income during the three and six months ended June 30, 2020 on notes receivable on nonaccrual status.

We write off receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When cash is received in connection with receivables for which we have previously recognized credit losses, we recognize reductions in our credit loss expense.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The Company froze additional entry into the plan effective December 31, 2019.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.5 million as of June 30, 2020, is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,512	$—	$—	$2,512
Other	20	—	—	20
Mutual funds (1)	7	—	—	7
Total assets	$2,539	$—	$—	$2,539
Liabilities:
Deferred compensation plan liability (2)	$—	$2,532	$—	$2,532
Interest rate derivatives	—	65,612	—	65,612
Total liabilities	$—	$68,144	$—	$68,144

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds (1)	$7	$—	$—	$7
Liabilities:
Interest rate derivatives	$—	$65,612	$—	$65,612

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$502,609	$472,976
Buildings and improvements	3,451,302	3,306,791
Less: Accumulated depreciation	(1,065,094)	(1,007,120)
Operating properties, net	$2,888,817	$2,772,647

2020 Development Activities

During the six months ended June 30, 2020, we placed into service 621,000 square feet in four newly-developed properties and 21,000 square feet in a redeveloped property. As of June 30, 2020, we had 11 properties under development, including one partially-operational property, and expansions of three fully-operational properties that we estimate will total 1.9 million square feet upon completion.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of June 30, 2020, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 15 years and averaging approximately five years.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue	2020	2019	2020	2019
Fixed	$103,993	$104,193	$208,102	$208,837
Variable	28,154	27,222	55,057	53,481
	$132,147	$131,415	$263,159	$262,318

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	June 30, 2020	December 31, 2019
2020 (1)	$203,627	$388,310
2021	372,518	336,482
2022	335,187	299,356
2023	281,094	245,661
2024	231,731	195,246
Thereafter	634,608	474,741
	$2,058,765	$1,939,796

(1) As of June 30, 2020, represents the six months ending December 31, 2020.

Lessee arrangements

As of June 30, 2020, our balance sheet included $71.5 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating or developing. The land leases have long durations with remaining terms ranging from 29 (excluding extension options) to 96 years, and included:

•
$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 96-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2021;

•	$10.2 million for land underlying operating office properties in Washington, DC under two leases with remaining terms of approximately 80 years;

•
$6.4 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 29 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;

•
$6.6 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 63 to 74 years;

•
$8.1 million for land in a business park in Huntsville, Alabama under 11 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 43 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance; and

•
$2.3 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 48 years, all of the rent on which was previously paid.

Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2020	December 31, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$31,009	$27,864
Finance leases - Property	Property - finance right-of-use assets	40,441	40,458
Total right-of-use assets		$71,450	$68,322

Property lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2020	December 31, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$20,796	$17,317
Finance leases - Property	Other liabilities	688	702
Total lease liabilities		$21,484	$18,019

The table below sets forth the weighted average terms and discount rates of our property leases as of June 30, 2020:

Weighted average remaining lease term
Operating leases	65 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.22%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2020	2019	2020	2019
Operating lease cost
Property leases	Property operating expenses	$445	$413	$876	$826
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	9	12	18	12
		$454	$425	$894	$838

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$541	$550
Financing cash flows for financing leases	$14	$4

Payments on property leases were due as follows (in thousands):

	As of June 30, 2020			As of December 31, 2019
Year Ending December 31,	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
2020 (1)	$636	$660	$1,296	$1,092	$674	$1,766
2021	1,328	14	1,342	1,138	14	1,152
2022	1,352	14	1,366	1,162	14	1,176
2023	1,358	—	1,358	1,167	—	1,167
2024	1,363	—	1,363	1,173	—	1,173
Thereafter	113,780	—	113,780	100,609	—	100,609
Total lease payments	119,817	688	120,505	106,341	702	107,043
Less: Amount representing interest	(99,021)	—	(99,021)	(89,024)	—	(89,024)
Lease liability	$20,796	$688	$21,484	$17,317	$702	$18,019

(1) As of June 30, 2020, represents the six months ending December 31, 2020.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2020 (dollars in thousands):

				June 30, 2020 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$335,040	$111,380	$107,223
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	92,946	62,725	56,153
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	141,952	141,234	69,982
				$569,938	$315,339	$233,358

(1)	Excludes amounts eliminated in consolidation.

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

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2020	December 31, 2019
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$36,720	$37,816
BREIT COPT DC JV LLC	6/20/2019	10%	9	13,737	14,133
			15	$50,457	$51,949

(1) Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.

In May 2020, the GI-COPT DC Partnership LLC joint venture agreement was amended to reflect our agreement to initially fund the costs of expanding certain of the joint venture’s existing operating properties. Following our completion of, and the tenant’s commencement of rent payments on, the property expansion, the joint venture will reimburse us for the lesser of the actual development costs of the expansion or $6 million using proceeds from proportional capital contributions by us and our partner.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Notes receivable from the City of Huntsville	$62,216	$59,427
Other investing loans receivable	14,093	14,096
Amortized cost basis	76,309	73,523
Allowance for credit losses	(3,976)	—
Investing receivables, net	$72,333	$73,523

The balances above include accrued interest receivable, net of allowance for credit losses, of $1.9 million as of June 30, 2020 and $4.7 million as of December 31, 2019.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $77 million as of June 30, 2020 and $74 million as of December 31, 2019.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lease incentives, net	$29,092	$28,433
Furniture, fixtures and equipment, net	9,015	7,823
Non-real estate equity investments	6,726	6,705
Prepaid expenses	6,600	18,835
Construction contract costs in excess of billings, net	5,508	17,223
Restricted cash	4,270	3,397
Deferred financing costs, net (1)	3,069	3,633
Deferred tax asset, net (2)	2,249	2,328
Other assets	8,998	4,639
Total for COPLP and subsidiaries	75,527	93,016
Marketable securities in deferred compensation plan	2,532	3,060
Total for COPT and subsidiaries	$78,059	$96,076

(1) Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2) Includes a valuation allowance of $533,000 as of June 30, 2020 and $480,000 as of December 31, 2019.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2020	December 31, 2019	June 30, 2020
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$141,729	$143,430	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	108,392	68,055	LIBOR + 1.45% to 2.35% (5)	2020-2026
Total mortgage and other secured debt	250,121	211,485
Revolving Credit Facility (6)	169,000	177,000	LIBOR + 0.775% to 1.45% (7)	March 2023 (6)
Term Loan Facility (8)	398,058	248,706	LIBOR + 1.00% to 1.65% (9)	2022
Unsecured Senior Notes
3.60%, $350,000 aggregate principal	348,658	348,431	3.60% (10)	May 2023
5.25%, $250,000 aggregate principal	247,920	247,652	5.25% (11)	February 2024
3.70%, $300,000 aggregate principal	299,585	299,324	3.70% (12)	June 2021
5.00%, $300,000 aggregate principal	297,707	297,503	5.00% (13)	July 2025
Unsecured note payable	970	1,038	0% (14)	May 2026
Total debt, net	$2,012,019	$1,831,139

(1)	The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.0 million as of June 30, 2020 and $5.8 million as of December 31, 2019.

(2)
Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $186,000 as of June 30, 2020 and $217,000 as of December 31, 2019.

(3)	The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of June 30, 2020.

(4)	Includes a construction loan with $47.6 million in remaining borrowing capacity as of June 30, 2020.

(5)	The weighted average interest rate on our variable rate secured debt was 2.22% as of June 30, 2020.

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

(7)	The weighted average interest rate on the Revolving Credit Facility was 1.20% as of June 30, 2020.
(8)   On March 6, 2020, we amended this loan facility to increase the loan amount by $150.0 million and change the interest terms.

(9)	The interest rate on this loan was 1.17% as of June 30, 2020.

(10)
The carrying value of these notes reflects an unamortized discount totaling $939,000 as of June 30, 2020 and $1.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(11)
The carrying value of these notes reflects an unamortized discount totaling $1.9 million as of June 30, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(12)
The carrying value of these notes reflects an unamortized discount totaling $324,000 as of June 30, 2020 and $534,000 as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(13) The carrying value of these notes reflects an unamortized discount totaling $1.9 million as of June 30, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

(14)
This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $191,000 as of June 30, 2020 and $223,000 as of December 31, 2019.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2020, we were compliant with these financial covenants.

We capitalized interest costs of $3.2 million in the three months ended June 30, 2020, $2.4 million in the three months ended June 30, 2019, $6.5 million in the six months ended June 30, 2020 and $4.4 million in the six months ended June 30, 2019.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,193,870	$1,224,800	$1,192,910	$1,227,441
Other fixed-rate debt	142,699	145,473	144,468	149,907
Variable-rate debt	675,450	666,040	493,761	495,962
	$2,012,019	$2,036,313	$1,831,139	$1,873,310

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2020	December 31, 2019
$12,234	(1)	1.390%	One-Month LIBOR	10/13/2015	10/1/2020	$(38)	$23
100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	(4,326)	(1,028)
100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(4,336)	(1,037)
50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(2,171)	(524)
11,200	(2)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(858)	(20)
150,000		0.498%	One-Month LIBOR	4/1/2020	12/31/2020	(248)	—
23,000	(3)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	(378)	—
75,000		3.176%	Three-Month LIBOR	6/30/2020	6/30/2030	(18,779)	(8,640)
75,000		3.192%	Three-Month LIBOR	6/30/2020	6/30/2030	(18,897)	(8,749)
75,000		2.744%	Three-Month LIBOR	6/30/2020	6/30/2030	(15,581)	(5,684)
						$(65,612)	$(25,659)

(1)	The notional amount of this instrument is scheduled to amortize to $12.1 million.

(2)	The notional amount of this instrument is scheduled to amortize to $10.0 million.

(3)	The notional amount of this instrument is scheduled to amortize to $22.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$—	$23
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(65,612)	$(25,682)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Loss Recognized in AOCL on Derivatives				Amount of (Loss) Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Hedging Relationships	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate derivatives	$(3,315)	$(13,545)	$(41,020)	$(22,390)	$(935)	$557	$(1,066)	$1,127

Based on the fair value of our derivatives as of June 30, 2020, we estimate that approximately $8.1 million of losses will be reclassified from accumulated other comprehensive loss (“AOCL”) as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2020, we were not in default with any of these provisions. As of June 30, 2020, the fair value of interest rate derivatives in a liability position related to these agreements was $65.8 million, excluding the effects of accrued interest and credit valuation adjustments. As of June 30, 2020, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $66.2 million as of June 30, 2020.

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

	For the Six Months Ended June 30,
	2020	2019
Beginning balance	$29,431	$26,260
Distributions to noncontrolling interests	(12,695)	(876)
Net income attributable to noncontrolling interests	2,075	1,544
Adjustment to arrive at fair value of interests	4,337	2,875
Ending balance	$23,148	$29,803

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

12.    Equity

Common Shares/Units

As of June 30, 2020, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the six months ended June 30, 2020, certain COPLP limited partners converted 12,009 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and distributions per COPLP common unit of $0.275 in the three months ended June 30, 2020 and 2019 and $0.550 in the six months ended June 30, 2020 and 2019.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2020
Revenues from real estate operations	$62,698	$14,447	$13,257	$8,119	$4,647	$7,076	$110,244	$15,162	$6,455	$677	$132,538
Property operating expenses	(20,859)	(5,335)	(7,785)	(3,171)	(1,612)	(789)	(39,551)	(6,888)	(3,463)	(302)	(50,204)
UJV NOI allocable to COPT	—	—	—	—	—	1,725	1,725	—	—	—	1,725
NOI from real estate operations	$41,839	$9,112	$5,472	$4,948	$3,035	$8,012	$72,418	$8,274	$2,992	$375	$84,059
Additions to long-lived assets	$6,958	$3,204	$—	$2,110	$146	$—	$12,418	$4,445	$7,904	$103	$24,870
Transfers from non-operating properties	$3,975	$524	$145	$—	$29,171	$49,964	$83,779	$—	$—	$—	$83,779
Three Months Ended June 30, 2019
Revenues from real estate operations	$61,659	$13,912	$12,104	$8,185	$3,968	$8,624	$108,452	$15,018	$8,560	$741	$132,771
Property operating expenses	(19,344)	(4,694)	(6,648)	(3,286)	(1,599)	(759)	(36,330)	(7,590)	(3,618)	(348)	(47,886)
UJV NOI allocable to COPT	—	—	—	—	—	1,251	1,251	—	—	—	1,251
NOI from real estate operations	$42,315	$9,218	$5,456	$4,899	$2,369	$9,116	$73,373	$7,428	$4,942	$393	$86,136
Additions to long-lived assets	$7,499	$1,703	$—	$928	$536	$—	$10,666	$4,870	$95	$34	$15,665
Transfers from non-operating properties	$1,338	$20	$1,833	$—	$5,576	$92,844	$101,611	$—	$—	$—	$101,611
Six Months Ended June 30, 2020
Revenues from real estate operations	$127,136	$28,125	$25,333	$16,460	$9,323	$12,653	$219,030	$30,622	$13,627	$1,375	$264,654
Property operating expenses	(42,081)	(10,520)	(14,580)	(6,456)	(3,459)	(1,446)	(78,542)	(14,425)	(6,696)	(540)	(100,203)
UJV NOI allocable to COPT	—	—	—	—	—	3,438	3,438	—	—	—	3,438
NOI from real estate operations	$85,055	$17,605	$10,753	$10,004	$5,864	$14,645	$143,926	$16,197	$6,931	$835	$167,889
Additions to long-lived assets	$14,633	$5,895	$—	$3,868	$316	$—	$24,712	$7,802	$8,782	$168	$41,464
Transfers from non-operating properties	$4,513	$780	$160	$—	$30,307	$106,196	$141,956	$—	$—	$—	$141,956
Segment assets at June 30, 2020	$1,271,790	$394,363	$144,253	$181,744	$167,161	$382,749	$2,542,060	$389,058	$205,711	$3,710	$3,140,539
Six Months Ended June 30, 2019
Revenues from real estate operations	$124,342	$28,743	$23,665	$16,340	$7,907	$15,978	$216,975	$29,851	$16,431	$1,504	$264,761
Property operating expenses	(41,679)	(9,986)	(12,607)	(6,690)	(3,138)	(1,112)	(75,212)	(15,006)	(6,456)	(657)	(97,331)
UJV NOI allocable to COPT	—	—	—	—	—	2,470	2,470	—	—	—	2,470
NOI from real estate operations	$82,663	$18,757	$11,058	$9,650	$4,769	$17,336	$144,233	$14,845	$9,975	$847	$169,900
Additions to long-lived assets	$11,434	$3,150	$—	$5,945	$836	$—	$21,365	$8,859	$251	$44	$30,519
Transfers from non-operating properties	$6,378	$4,529	$8,336	$—	$9,211	$112,632	$141,086	$—	$—	$—	$141,086
Segment assets at June 30, 2019	$1,274,336	$398,586	$146,475	$187,172	$115,222	$307,676	$2,429,467	$393,110	$209,787	$3,776	$3,036,140

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues from real estate operations	$132,538	$132,771	$264,654	$264,761
Construction contract and other service revenues	12,236	42,299	25,917	59,249
Total revenues	$144,774	$175,070	$290,571	$324,010

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
UJV NOI allocable to COPT	$1,725	$1,251	$3,438	$2,470
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,270)	(830)	(2,540)	(1,657)
Add: Equity in loss of unconsolidated non-real estate entities	(1)	(1)	(3)	(2)
Equity in income of unconsolidated entities	$454	$420	$895	$811

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Construction contract and other service revenues	$12,236	$42,299	$25,917	$59,249
Construction contract and other service expenses	(11,711)	(41,002)	(24,832)	(57,328)
NOI from service operations	$525	$1,297	$1,085	$1,921

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
NOI from real estate operations	$84,059	$86,136	$167,889	$169,900
NOI from service operations	525	1,297	1,085	1,921
Interest and other income	2,282	1,849	3,487	4,135
Credit loss expense	(615)	—	(1,304)	—
Gain on sales of real estate	—	84,469	5	84,469
Equity in income of unconsolidated entities	454	420	895	811
Income tax (expense) benefit	(30)	176	(79)	(18)
Depreciation and other amortization associated with real estate operations	(33,612)	(34,802)	(66,208)	(69,598)
General, administrative and leasing expenses	(8,158)	(9,386)	(15,644)	(18,137)
Business development expenses and land carry costs	(1,262)	(870)	(2,380)	(1,983)
Interest expense	(16,797)	(18,475)	(33,637)	(37,149)
Less: UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,725)	(1,251)	(3,438)	(2,470)
Net income	$25,121	$109,563	$50,671	$131,881

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2020	June 30, 2019
Segment assets	$3,140,539	$3,036,140
Operating properties lease liabilities included in segment assets	19,073	16,502
Non-operating property assets	679,207	523,801
Other assets	172,506	227,026
Total COPT consolidated assets	$4,011,325	$3,803,469

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

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Construction contract revenue:
Guaranteed maximum price	$5,432	$25,792	$10,476	$38,148
Firm fixed price	2,984	1,335	8,056	3,660
Cost-plus fee	3,563	14,969	6,872	17,029
Other	257	203	513	412
	$12,236	$42,299	$25,917	$59,249

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Construction contract revenue:
Construction	$10,851	$42,010	$23,734	$58,499
Design	1,128	86	1,670	338
Other	257	203	513	412
	$12,236	$42,299	$25,917	$59,249

We recognized an increase (decrease) in revenue of $74,000 and $(14,000) in the three months ended June 30, 2020 and 2019, respectively, and $74,000 and $18,000 in the six months ended June 30, 2020 and 2019, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Beginning balance	$12,378	$6,701
Ending balance	$8,898	$34,837

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

Contract assets, which we refer to herein as construction contract costs in excess of billings, net are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Beginning balance	$17,223	$3,189
Ending balance	$5,508	$12,629

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Beginning balance	$1,184	$568
Ending balance	$2,435	$156
Portion of beginning balance recognized in revenue during:
Three months ended June 30	$92	$6
Six months ended June 30	$738	$445

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2020 that will be recognized as revenue in future periods was $70.5 million, approximately $20 million of which we expect to recognize during the remainder of 2020.

We incurred no deferred incremental costs to obtain or fulfill our construction contracts or other service revenues and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in the three or six months ended June 30, 2020 and 2019.

15.    Share-Based Compensation

Restricted Shares

During the six months ended June 30, 2020, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 152,793 restricted common shares with an aggregate grant date fair value of $3.9 million (weighted average of $25.20 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2020, forfeiture restrictions lapsed on 159,083 previously issued common shares; these shares had a weighted average grant date fair value of $28.16 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.0 million.

Deferred Share Awards

During the six months ended June 30, 2020, certain non-employee Trustees were granted a total of 7,972 deferred share awards with an aggregate grant date fair value of $187,000 ($23.44 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

Performance Share Awards (“PSUs”)

We issued 23,181 common shares on January 13, 2020 to executives in settlement of PSUs granted in 2017, representing 53% of the target awards for those PSUs.

Profit Interest Units (“PIUs”)

For 2020, we offered our executives and Trustees the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares, deferred share awards and PSUs). Our executives and certain of our Trustees selected PIUs as their form of share-based compensation for their 2020 grants. We granted two forms of PIUs: time-based PIUs (“TB-PIUs”); and performance-based PIUs (“PB-PIUs”). TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

During the six months ended June 30, 2020, our executives and certain non-employee Trustees were granted a total of 75,053 TB-PIUs with an aggregate grant date fair value of $1.9 million (weighted average of $25.14 per TB-PIU). TB-PIUs granted to executives vest in equal one-third increments over a three-year period beginning on the first anniversary of the date of grant. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the six months ended June 30, 2020, 20,622 TB-PIUs awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation. During the six months ended June 30, 2020, forfeiture restrictions lapsed on 25,182 previously issued TB-PIUs; these TB-PIUs had a grant date fair value of $26.30 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $640,000.

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

During the six months ended June 30, 2020, 73,184 PB-PIUs awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to COPT	$23,497	$106,791	$47,551	$127,650
Income attributable to share-based compensation awards	(115)	(364)	(220)	(413)
Numerator for basic EPS on net income attributable to COPT common shareholders	23,382	106,427	47,331	127,237
Preferred unit distributions	—	165	—	—
Redeemable noncontrolling interests	—	902	—	66
Common units in the Operating Partnership	—	—	—	1,515
Income attributable to share-based compensation awards	6	18	14	22
Numerator for diluted EPS on net income attributable to COPT common shareholders	$23,388	$107,512	$47,345	$128,840
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,800	111,557	111,762	110,759
Dilutive convertible preferred units	—	176	—	—
Dilutive effect of common units	—	—	—	1,329
Dilutive effect of redeemable noncontrolling interests	—	1,062	—	130
Dilutive effect of share-based compensation awards	321	310	280	289
Denominator for diluted EPS (common shares)	112,121	113,105	112,042	112,507
Basic EPS	$0.21	$0.95	$0.42	$1.15
Diluted EPS	$0.21	$0.95	$0.42	$1.15

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Conversion of common units	1,237	1,327	1,232	—
Conversion of redeemable noncontrolling interests	878	—	944	907
Conversion of Series I preferred units	176	—	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the six months ended June 30, 2019 of 758,000;

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2020 and 2019 of 429,000 and 425,000, respectively, and for the six months ended June 30, 2020 and 2019 of 434,000 and 444,000, respectively;

•	weighted average options for the three and six months ended June 30, 2019 of 17,000 and 23,000, respectively; and

•
weighted average unvested TB-PIUs for the three months ended June 30, 2020 and 2019 of 90,000 and 59,000, respectively, and for the six months ended June 30, 2020 and 2019 of 82,000 and 39,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to COPLP	$23,858	$108,295	$48,276	$129,576
Preferred unit distributions	(77)	(165)	(154)	(330)
Income attributable to share-based compensation awards	(133)	(438)	(254)	(494)
Numerator for basic EPU on net income attributable to COPLP common unitholders	23,648	107,692	47,868	128,752
Redeemable noncontrolling interests	—	902	—	66
Income attributable to share-based compensation awards	—	18	—	22
Dilutive effective of preferred units	—	165	—	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$23,648	$108,777	$47,868	$128,840
Denominator (all weighted averages):
Denominator for basic EPU (common units)	113,037	112,884	112,994	112,088
Dilutive convertible preferred units	—	176	—	—
Dilutive effect of redeemable noncontrolling interests	—	1,062	—	130
Dilutive effect of share-based compensation awards	321	310	280	289
Denominator for diluted EPU (common units)	113,358	114,432	113,274	112,507
Basic EPU	$0.21	$0.95	$0.42	$1.15
Diluted EPU	$0.21	$0.95	$0.42	$1.15

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Conversion of redeemable noncontrolling interests	878	—	944	907
Conversion of Series I preferred units	176	—	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average shares related to COPT’s forward equity sale agreements for the six months ended June 30, 2019 of 758,000;

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2020 and 2019 of 429,000 and 425,000, respectively, and for the six months ended June 30, 2020 and 2019 of 434,000 and 444,000, respectively;

•	weighted average options for the three and six months ended June 30, 2019 of 17,000 and 23,000, respectively; and

•
weighted average unvested TB-PIUs for the three months ended June 30, 2020 and 2019 of 90,000 and 59,000, respectively, and for the six months ended June 30, 2020 and 2019 of 82,000 and 39,000, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2020, management believes that it is reasonably possible that we could recognize a loss of up to $3.2 million for certain municipal tax claims. While we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $34 million as of June 30, 2020. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2020, we do not expect any such future fundings will be significant.

Effects of COVID-19

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities have imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong measures were in place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures in late April, as regional COVID-19 case volumes appeared to be decreasing. The pace of the easing of these measures varied regionally, with some state and local governments lifting restrictive measures entirely, and many businesses were able to gradually begin resuming a return to normal operations. As of the date of this filing, case volumes were increasing in much of the country, with certain authorities re-instituting restrictive measures and others contemplating doing so. As a result, there continues to be significant uncertainty regarding the duration of this pandemic and, once it subsides, the potential for it to reoccur on a significant scale in the future. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and similar pandemics, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

•	disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;

•	our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•
shortages in supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;

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

•	our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development; and

•	an increase in the pace of businesses implementing remote work arrangements over the long-term, which would adversely effect demand for office space.

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration of the pandemic and any future resurgence thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2020, we:

•	finished the period with our office and data center shell portfolio 93.4% occupied and 94.5% leased;

•
placed into service 642,000 square feet in four newly-developed properties (including two data center shell properties and two office properties in our Redstone Arsenal sub-segment) and one redeveloped property that were 98.6% leased as of June 30, 2020; and

•
amended an existing term loan facility to increase the loan amount by $150.0 million and reduce the LIBOR interest rate spread on the facility. We used the resulting loan proceeds to repay borrowings under our Revolving Credit Facility that funded development costs.

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

•
risks and uncertainties regarding the impact of the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread, on our business, the real estate industry and national, regional and local economic conditions;

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

Effects of COVID-19

Pandemic Overview

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities have imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong measures were in place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures in late April, as regional COVID-19 case volumes appeared to be decreasing. The pace of the easing of these measures varied regionally, with some state and local governments lifting restrictive measures entirely, and many businesses were able to gradually begin resuming a return to normal operations. As of the date of this filing, case volumes were increasing in much of the country, with certain authorities re-instituting restrictive measures and others contemplating doing so. As a result, there continues to be significant uncertainty regarding the duration of this pandemic and, once it subsides, the potential for it to reoccur on a significant scale in the future. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

Effect on Real Estate Industry

COVID-19 has significantly affected the operations of much of the commercial real estate industry as certain tenants’ operations, including the ability to use space and run businesses, have been disrupted, which has adversely affected tenants’ ability to sustain their businesses, including their ability, or willingness, to fulfill their lease obligations. The industry has also been significantly impacted by the economic disruption that COVID-19 has triggered, which has affected the ability to lease space in most property types to new and existing tenants at favorable terms. Key demand drivers for office space, such as employment levels, business confidence and corporate profits, have been adversely affected. In addition, after months of businesses operating in significant part through remote work arrangements out of necessity, the pace of such arrangements becoming more prevalent long-term could accelerate, adversely affecting office space demand, although that effect may be offset by a slowing in the trend toward adoption of shared office and open workplace structures due to greater social distancing concerns. As a result, the commercial real estate industry, including office real estate, is facing enhanced risk for adverse impacts in operations, financial conditions and cash flows due to the COVID-19 pandemic and the potential for lasting future effects.

Effect on the Company

Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, representing 165 of the portfolio’s 174 properties, or 87.8%, of our annualized rental revenue as of June 30, 2020. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high-priority security, defense and IT missions. As a result, most of these properties have been designated as “essential businesses,” and are therefore exempt from many of the restrictions that have otherwise affected much of the commercial real estate industry. Furthermore, since the tenants in these properties are mostly the USG, or contractors of the USG who continue to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations will not be disrupted. Our Defense/IT Locations do include several tenants serving as amenities to business parks housing our properties (such as restaurant, retail and personal service providers); while these tenants’ operations have been significantly disrupted by COVID-19, our annualized rental revenue from these tenants is not significant.

As of June 30, 2020, we owned seven Regional Office properties, representing 11.7% of our office and data center shell portfolio’s annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties. While these properties include tenants in the financial services, health care and public health sectors, which, as “essential businesses,” have been exempt from restrictions on operations, they also include a number of non-essential business tenants. These properties are more subject to traditional office fundamentals than our Defense/IT Locations and therefore face much of the enhanced risk in adverse impacts from COVID-19 described above.

The pandemic has affected the manner in which we conduct our operations in the following ways:

•	for the operations of our properties;

◦	we consulted with medical experts in developing an approach to safely operate our properties during the pandemic;

◦	we used manufacturer recommended OEM heating and air conditioning filters to ensure appropriate outside air distribution;

◦
we proactively engaged our tenants to help them through unknowns as pandemic concerns heightened and restrictive measures were being instituted, and maintained that engagement to ensure communication regarding steps we were taking in our business operations, any changes in tenant operations (such as office closures or revised work schedules) and the existence of any actual or presumed COVID-19 cases in properties;

◦
our on-site property operations staff were required to use personal protective equipment, such as masks, gloves and hand sanitizer, and implement other procedural changes to enhance separation and minimize spread;

◦
we instituted enhanced cleaning measures, particularly for high touch areas and flat surfaces, and conducted special deep cleanings in properties potentially affected by actual or presumed COVID-19 cases;

◦	we provided signage promoting proper social distancing practices and hand sanitizer stations for property common area lobbies; and

◦
for properties not being used by tenants due to office closures or work from home arrangements, we locked down public (non-tenant) access to the properties for security purposes and instituted other measures aimed at managing costs;

•	for our employees:

◦
our staff deemed to be essential, including our executives, select other members of our leadership team and most of our property management team, have continued to report to their normal work locations; and

◦	most of our other staff worked from home from mid-March until the end of May, when they began reporting to their normal work locations on a weekly rotational basis; and

•	for our leasing activities:

◦	we continued active engagement for lease transactions already in progress;

◦
during periods of time in which we were unable to physically show space to prospective tenants (from mid-March until late May to mid-June), we showed space to new prospective tenants using a combination of virtual technology and pre-recorded video tours; and

◦	we implemented new advertising strategies to promote space availability.

As of the date of this filing, COVID-19 had not significantly affected our results of operations. Our:

•
same property NOI from real estate operations decreased 0.2% for the three months ended June 30, 2020 relative to the comparable 2019 period and increased 1.2% for the six months ended June 30, 2020 relative to the comparable 2019 period. These changes included the effect of a $1.6 million increase in provisions for collectability losses, most of which was attributable to tenants whose operations were significantly disrupted by the pandemic (including primarily tenants serving as amenities to Defense/IT Location properties);

•
other lease revenue collections were not significantly affected by the pandemic. However, we have agreed to deferred payment arrangements for $2.8 million in lease receivables to be repaid in most cases by 2021 with primarily Regional Office tenants and tenants serving as amenities to Defense/IT Location properties whose operations were significantly disrupted;

•
office and data center shell portfolio was 93.4% occupied (compared to 92.9% at year end) and 94.5% leased (compared to 94.4% at year end) and our Same Properties portfolio was 92.3% occupied (compared to 91.8% at year end) and 93.5% leased (unchanged from year end). These percentages reflect decreases of 0.3% to 0.4% since March 31, 2020 attributable primarily to a tenant whose planned vacancy was known prior to the pandemic;

•
operating expenses were not significantly affected by the pandemic. While there were some additional expenses resulting from additional cleaning related costs, personal protective equipment supplies and social distancing measures, those expenses were offset by expense savings from reduced property usage by tenants; and

•
leadership team concluded that the economic disruption resulting from COVID-19 constituted a significant adverse change in the business climate that could affect the value of our Regional Office properties, which are dependent on commercial office tenants and could suffer increased vacancy as a result. Accordingly, we concluded that these circumstances constituted an indicator of impairment. We performed recovery analyses for each Regional Office property’s asset group and concluded that the carrying value of each asset group was recoverable from the respective estimated undiscounted future cash flows. As a result, no impairment loss was recognized.

While we do not currently expect that COVID-19 will significantly affect our results of operations, financial condition or cash flows, we believe that the impact of the pandemic will be dependent on future developments, including the duration of the pandemic and any future resurgence thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

We believe that COVID-19 led to several leases being executed later than we previously expected, and the inability for us to physically show space to prospective tenants due to restrictive measures has served as an impediment to initiating new and progressing active leasing transactions. While we do not expect that our development leasing and ability to renew leases scheduled to expire will be significantly affected by the pandemic, we do expect that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future.

For our development activity, we delivered newly constructed space in three properties on schedule during the three months ended June 30, 2020, and the 11 properties and expansions of three fully-operational properties that were under development as of June 30, 2020 face minimal operational risk as they were 84% leased as of the date of this filing. COVID-19 enhances the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: jurisdictional permitting and inspections; factories’ ability to provide materials; and possible labor quarantines. These types of issues have not significantly affected us to date but could in the future, depending on COVID-19 related developments.

We do not expect that we will be required to incur significant additional capital expenditures on existing properties as a result of COVID-19.

In March 2020, due to the potential for financial market instability from the pandemic, we borrowed under our Revolving Credit Facility in order to pre-fund our short-term capital needs. As the capital markets remained stable in the second quarter of 2020, we repaid much of these borrowings in June 2020. As of the date of this filing, we believe that the financial markets would support our ability to obtain unsecured, fixed rate debt.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	June 30, 2020	December 31, 2019
Occupancy rates at period end
Total	93.4%	92.9%
Defense/IT Locations:
Fort Meade/BW Corridor	90.9%	92.4%
Northern Virginia Defense/IT	87.0%	82.4%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	93.9%	92.5%
Redstone Arsenal	99.7%	99.3%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.8%	93.7%
Regional Office	92.0%	88.1%
Other	68.4%	73.0%
Average contractual annual rental rate per square foot at period end (1)	$31.15	$31.28

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2019	19,173	17,816
Vacated upon lease expiration (1)	—	(264)
Occupancy for new leases (2)	—	310
Developed or redeveloped	642	620
Other changes	(34)	(3)
June 30, 2020	19,781	18,479

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the six months ended June 30, 2020, we completed 1.6 million square feet of leasing, including: renewed leases on 1.1 million square feet, representing 81.0% of the square footage of our lease expirations (including the effect of early renewals); 276,000 square feet of development and redevelopment space; and 213,000 square feet of vacant space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 90.6% leased as of June 30, 2020 and 76.9% leased as of December 31, 2019, reflecting an increase from our leasing of 3.1 megawatts in April 2020. We have a known tenant downsizing of 0.75 megawatts occurring in July 2020 and are negotiating the renewal of a lease for 11.25 megawatts that is scheduled to expire in August 2020.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2020 and 2019

	For the Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$132,538	$132,771	$(233)
Construction contract and other service revenues	12,236	42,299	(30,063)
Total revenues	144,774	175,070	(30,296)
Operating expenses
Property operating expenses	50,204	47,886	2,318
Depreciation and amortization associated with real estate operations	33,612	34,802	(1,190)
Construction contract and other service expenses	11,711	41,002	(29,291)
General, administrative and leasing expenses	8,158	9,386	(1,228)
Business development expenses and land carry costs	1,262	870	392
Total operating expenses	104,947	133,946	(28,999)
Interest expense	(16,797)	(18,475)	1,678
Interest and other income	2,282	1,849	433
Credit loss expense	(615)	—	(615)
Gain on sales of real estate	—	84,469	(84,469)
Equity in income of unconsolidated entities	454	420	34
Income tax (expense) benefit	(30)	176	(206)
Net income	$25,121	$109,563	$(84,442)

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$119,808	$115,363	$4,445
Lease termination revenue	358	285	73
Provision for collectability losses included in lease revenue	(1,592)	(24)	(1,568)
Other property revenue	337	1,303	(966)
Same Properties total revenues	118,911	116,927	1,984
Developed and redeveloped properties placed in service	7,189	1,929	5,260
Wholesale data center	6,455	8,560	(2,105)
Dispositions	(17)	4,673	(4,690)
Other	—	682	(682)
	132,538	132,771	(233)
Property operating expenses
Same Properties	(45,487)	(43,338)	(2,149)
Developed and redeveloped properties placed in service	(1,255)	(346)	(909)
Wholesale data center	(3,463)	(3,618)	155
Dispositions	4	(562)	566
Other	(3)	(22)	19
	(50,204)	(47,886)	(2,318)

UJV NOI allocable to COPT
Same Properties	1,220	1,205	15
Retained interests in UJV formed in 2019	505	46	459
	1,725	1,251	474

NOI from real estate operations
Same Properties	74,644	74,794	(150)
Developed and redeveloped properties placed in service	5,934	1,583	4,351
Wholesale data center	2,992	4,942	(1,950)
Dispositions, net of retained interests in UJV formed in 2019	492	4,157	(3,665)
Other	(3)	660	(663)
	$84,059	$86,136	$(2,077)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$65,995	$66,980	$(985)
Regional Office	8,274	7,430	844
Other	375	384	(9)
	$74,644	$74,794	$(150)

Same Properties rent statistics
Average occupancy rate	92.4%	91.6%	0.8%
Average straight-line rent per occupied square foot (1)	$6.47	$6.55	$(0.08)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 152 properties, comprising 83.7% of our office and data center shell portfolio’s square footage as of June 30, 2020. This pool of properties changed from the pool used for purposes of comparing 2019 and 2018 in our 2019 Annual Report on Form 10-K due to the addition of five properties placed in service and 100% operational on or before January 1, 2019.

NOI from real estate operations of our developed and redeveloped properties placed in service included 13 properties placed in service in 2019 and 2020, while our dispositions included our decrease in ownership in 2019 of nine data center shells.

NOI from real estate operations of our wholesale data center decreased due to lease termination revenue recognized in the prior period that did not recur in the current period.

NOI from Service Operations

	For the Three Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$12,236	$42,299	$(30,063)
Construction contract and other service expenses	(11,711)	(41,002)	29,291
NOI from service operations	$525	$1,297	$(772)

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

Interest Expense

Interest expense decreased due primarily to: increased capitalized interest resulting from a higher volume of active development projects; and lower borrowings and interest rates on our Revolving Credit Facility.

Gain on sales of real estate

The gain on sales of real estate in the current period was due to our sale of a 90% interest in seven data center shell properties in 2019 that did not recur in the current period.

Comparison of Statements of Operations for the Six Months Ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$264,654	$264,761	$(107)
Construction contract and other service revenues	25,917	59,249	(33,332)
Total revenues	290,571	324,010	(33,439)
Operating expenses
Property operating expenses	100,203	97,331	2,872
Depreciation and amortization associated with real estate operations	66,208	69,598	(3,390)
Construction contract and other service expenses	24,832	57,328	(32,496)
General, administrative and leasing expenses	15,644	18,137	(2,493)
Business development expenses and land carry costs	2,380	1,983	397
Total operating expenses	209,267	244,377	(35,110)
Interest expense	(33,637)	(37,149)	3,512
Interest and other income	3,487	4,135	(648)
Credit loss expense	(1,304)	—	(1,304)
Gain on sales of real estate	5	84,469	(84,464)
Equity in income of unconsolidated entities	895	811	84
Income tax expense	(79)	(18)	(61)
Net income	$50,671	$131,881	$(81,210)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$238,175	$231,822	$6,353
Lease termination revenue	443	806	(363)
Provision for collectability losses included in lease revenue	(1,700)	(93)	(1,607)
Other property revenue	1,381	2,345	(964)
Same Properties total revenues	238,299	234,880	3,419
Constructed and redeveloped properties placed in service	12,741	2,831	9,910
Wholesale data center	13,627	16,431	(2,804)
Dispositions	(17)	9,048	(9,065)
Other	4	1,571	(1,567)
	264,654	264,761	(107)
Property operating expenses
Same Properties	(91,132)	(89,503)	(1,629)
Constructed and redeveloped properties placed in service	(2,370)	(660)	(1,710)
Wholesale data center	(6,696)	(6,456)	(240)
Dispositions	4	(700)	704
Other	(9)	(12)	3
	(100,203)	(97,331)	(2,872)

UJV NOI allocable to COPT
Same Properties	2,427	2,424	3
Retained interests in UJV formed in 2019	1,011	46	965
	3,438	2,470	968
NOI from real estate operations
Same Properties	149,594	147,801	1,793
Constructed and redeveloped properties placed in service	10,371	2,171	8,200
Wholesale data center	6,931	9,975	(3,044)
Dispositions, net of retained interests in UJV formed in 2019	998	8,394	(7,396)
Other	(5)	1,559	(1,564)
	$167,889	$169,900	$(2,011)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$132,561	$132,159	$402
Regional Office	16,197	14,847	1,350
Other	836	795	41
	$149,594	$147,801	$1,793

Same Properties rent statistics
Average occupancy rate	92.3%	91.6%	0.7%
Average straight-line rent per occupied square foot (1)	$13.02	$13.10	$(0.08)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

NOI from real estate operations of our constructed and redeveloped properties placed in service included 13 properties placed in service in 2019 and 2020, while our dispositions included our decrease in ownership in 2019 of nine data center shells.

NOI from real estate operations of our wholesale data center decreased due primarily to lease termination revenue recognized in the prior period that did not recur in the current period.

NOI from Service Operations

	For the Six Months Ended June 30,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$25,917	$59,249	$(33,332)
Construction contract and other service expenses	(24,832)	(57,328)	32,496
NOI from service operations	$1,085	$1,921	$(836)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants.

General, administrative and leasing expenses

General, administrative and leasing expenses decreased in large part due to lower professional fees and compensation related expenses in the current period.

Interest Expense

Interest expense decreased due primarily to: increased capitalized interest resulting from a higher volume of active development projects; and lower borrowings and interest rates on our Revolving Credit Facility.

Credit Loss Expense

Credit loss expense recognized in the current period resulted from our adoption of new accounting guidance effective January 1, 2020 that changed the model used in measuring credit losses from an incurred loss model to an expected loss approach.

Gain on sales of real estate

The gain on sales of real estate in the current period was due to our sale of a 90% interest in seven data center shell properties in 2019 that did not recur in the current period.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars and shares in thousands, except per share data)
Net income	$25,121	$109,563	$50,671	$131,881
Real estate-related depreciation and amortization	33,612	34,802	66,208	69,598
Depreciation and amortization on UJV allocable to COPT	818	566	1,636	1,132
Gain on sales of real estate	—	(84,469)	(5)	(84,469)
FFO	59,551	60,462	118,510	118,142
Noncontrolling interests-preferred units in the Operating Partnership	(77)	(165)	(154)	(330)
FFO allocable to other noncontrolling interests	(1,525)	(1,188)	(13,540)	(2,159)
Basic FFO allocable to share-based compensation awards	(254)	(229)	(447)	(414)
Basic FFO available to common share and common unit holders	57,695	58,880	104,369	115,239
Dilutive preferred units in the Operating Partnership	77	—	154	—
Redeemable noncontrolling interests	37	33	69	942
Diluted FFO available to common share and common unit holders	57,809	58,913	104,592	116,181
Executive transition costs	—	—	—	4
Demolition costs on redevelopment and nonrecurring improvements	9	—	52	44
Non-comparable professional and legal expenses	—	311	—	311
FFO allocation to other noncontrolling interests resulting from capital event	—	—	11,090	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	(2)	(51)	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$57,817	$59,222	$115,683	$116,538

Weighted average common shares	111,800	111,557	111,762	110,759
Conversion of weighted average common units	1,237	1,327	1,232	1,329
Weighted average common shares/units - Basic FFO per share	113,037	112,884	112,994	112,088
Dilutive effect of share-based compensation awards	321	310	280	289
Dilutive convertible preferred units	176	—	176	—
Redeemable noncontrolling interests	157	136	133	1,037
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	113,691	113,330	113,583	113,414

Diluted FFO per share	$0.51	$0.52	$0.92	$1.02
Diluted FFO per share, as adjusted for comparability	$0.51	$0.52	$1.02	$1.03

Denominator for diluted EPS	112,121	113,105	112,042	112,507
Weighted average common units	1,237	1,327	1,232	—
Redeemable noncontrolling interests	157	(926)	133	907
Dilutive convertible preferred units	176	(176)	176	—
Denominator for diluted FFO per share and as adjusted for comparability	113,691	113,330	113,583	113,414

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2020 (in thousands):

Development and redevelopment	$197,037
Tenant improvements on operating properties (1)	17,153
Capital improvements on operating properties	16,137
$230,327

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $24.7 million when comparing the six months ended June 30, 2020 and 2019 due primarily to an increase associated with the timing of cash flow from third-party construction projects.

Net cash flow used in investing activities increased $213.7 million when comparing the six months ended June 30, 2020 and 2019 due primarily to $237.3 million in proceeds from our sale in the prior year of a 90% interest in properties that was offset by a $34.3 million decrease in cash outlays for development and redevelopment of properties in the current period.

Net cash flow provided by financing activities in the six months ended June 30, 2020 was $98.5 million, and included the following:

•	net proceeds from debt borrowings of $179.3 million; offset in part by

•	dividends and/or distributions to equity holders of $62.5 million.

Net cash flow provided by financing activities in the six months ended June 30, 2019 was $59.4 million, and included the following:

•	dividends and/or distributions to equity holders of $62.2 million; and

•	net debt repayments of $41.6 million; offset in part by

•	net proceeds from the issuance of common shares (or units) of $46.4 million.

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

As of June 30, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties and improvements to existing properties.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of June 30, 2020, COPLP had $21.6 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings (net of any related hedging costs), equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of June 30, 2020, the maximum borrowing capacity under this facility totaled $800.0 million, of which $631.0 million was available.

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

Our contractual obligations as of June 30, 2020 included the following (in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$12,133	$300,000	$464,406	$582,577	$277,649	$367,723	$2,004,488
Scheduled principal payments (3)	1,979	3,955	4,498	3,553	2,334	2,294	18,613
Interest on debt (3)(4)	33,498	60,193	54,656	36,980	18,631	9,848	213,806
Development and redevelopment obligations (5)(6)	174,511	28,897	2,354	—	—	—	205,762
Third-party construction cost obligations (6)(7)	5,998	5,261	—	—	—	—	11,259
Tenant and other building improvements (3)(6)	20,957	28,752	9,547	—	—	—	59,256
Property finance leases (principal and interest) (3)	660	14	14	—	—	—	688
Property operating leases (3)	636	1,328	1,352	1,358	1,363	113,780	119,817
Total contractual cash obligations	$250,372	$428,400	$536,827	$624,468	$299,977	$493,645	$2,633,689

(1)
The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $11.1 million. As of June 30, 2020, maturities included $300 million in 2021 that we expect to refinance; maturities also included $169.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	We expect to pay these items using cash flow from operations.

(4)
Represents interest costs for our outstanding debt as of June 30, 2020 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2020 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.

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

We expect to spend approximately $140 million on development costs and approximately $45 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2020.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2020, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the six months ended June 30, 2020.

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

The following table sets forth as of June 30, 2020 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,878	$303,875	$4,033	$416,590	$279,443	$337,442	$1,343,261
Weighted average interest rate	3.96%	3.70%	3.98%	3.70%	5.16%	4.87%	4.30%
Variable rate debt (2)	$12,234	$80	$464,871	$169,540	$540	$32,575	$679,840
Weighted average interest rate (3)	2.02%	1.62%	1.36%	1.21%	1.68%	1.69%	1.35%

(1)	Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $11.1 million.

(2)	As of June 30, 2020, maturities included $169.0 million in 2023 that may be extended to 2024, subject to certain conditions.

(3)	The amounts reflected above used interest rates as of June 30, 2020 for variable rate debt.

The fair value of our debt was $2.0 billion as of June 30, 2020.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $39 million as of June 30, 2020.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2020 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.2 million in the six months ended June 30, 2020 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of June 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of June 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Other than as set forth below, there have been no material changes to the risk factors and uncertainties relating to our business and the ownership of our securities as previously set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We may suffer further adverse effects from the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread. Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities have imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong measures were in place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures in late April, as regional COVID-19 case volumes appeared to be decreasing. The pace of the easing of these measures varied regionally, with some state and local governments lifting restrictive measures entirely, and many businesses were able to gradually begin resuming a return to normal operations. As of the date of this filing, case volumes were increasing in much of the country, with certain authorities re-instituting restrictive measures and others contemplating doing so. As a result, there continues to be significant uncertainty regarding the duration of this pandemic and, once it subsides, the potential for it to reoccur on a significant scale in the future. The outbreak has significantly disrupted economic markets worldwide, as well as in the United States at a national, regional and local level, and created significant volatility in financial markets. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and similar pandemics, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

•	disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;

•	our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•
shortages in supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;

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

•	our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development; and

•	an increase in the pace of businesses implementing remote work arrangements over the long-term, which would adversely effect demand for office space.

The extent of the effect on our operations, financial condition, cash flows and ability to make expected distributions to shareholders will be dependent on future developments, including the duration of the pandemic and any future resurgence thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Moreover, some of the risks described in the risk factors set forth in Item 1A of our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of 2020 may be more likely to impact us as a result of COVID-19 and the responses to curb its spread, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	July 31, 2020	Dated:	July 31, 2020