Form 10-Q
period 2020-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2020-10-30
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 23, 2020, 112,175,248 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:
•combined reports better reflect how management, investors and the analyst community view the business as a single operating unit;
•combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;
•combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and
•combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:
•consolidated financial statements;
•the following notes to the consolidated financial statements:
•Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;
•Note 8, Prepaid Expenses and Other Assets, Net of COPT and subsidiaries and COPLP and subsidiaries; and
•Note 16, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;
•“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and
•“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,999,892	$2,772,647
Projects in development or held for future development	587,046	568,239
Total properties, net	3,586,938	3,340,886
Property - operating right-of-use assets	36,442	27,864
Property - finance right-of-use assets	40,432	40,458
Cash and cash equivalents	11,458	14,733
Investment in unconsolidated real estate joint ventures	49,662	51,949
Accounts receivable, net	36,151	35,444
Deferred rent receivable	92,853	87,736
Intangible assets on real estate acquisitions, net	22,433	27,392
Deferred leasing costs (net of accumulated amortization of $31,927 and $33,782 respectively)	59,392	58,392
Investing receivables (net of allowance for credit losses of $4,040 at September 30, 2020)	74,136	73,523
Prepaid expenses and other assets, net	110,292	96,076
Total assets	$4,120,189	$3,854,453
Liabilities and equity
Liabilities:
Debt, net	$2,181,551	$1,831,139
Accounts payable and accrued expenses	140,921	148,746
Rents received in advance and security deposits	30,276	33,620
Dividends and distributions payable	31,307	31,263
Deferred revenue associated with operating leases	8,579	7,361
Property - operating lease liabilities	26,382	17,317
Interest rate derivatives	10,977	25,682
Other liabilities	17,038	10,649
Total liabilities	2,447,031	2,105,777
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,522	29,431
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,175,688 at September 30, 2020 and 112,068,705 at December 31, 2019)	1,122	1,121
Additional paid-in capital	2,479,321	2,481,558
Cumulative distributions in excess of net income	(860,647)	(778,275)
Accumulated other comprehensive loss	(10,548)	(25,444)
Total Corporate Office Properties Trust’s shareholders’ equity	1,609,248	1,678,960
Noncontrolling interests in subsidiaries:
Common units in COPLP	19,522	19,597
Preferred units in COPLP	8,800	8,800
Other consolidated entities	12,066	11,888
Noncontrolling interests in subsidiaries	40,388	40,285
Total equity	1,649,636	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,120,189	$3,854,453

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$133,875	$129,461	$397,034	$391,779
Other property revenue	568	1,273	2,063	3,716
Construction contract and other service revenues	20,323	28,697	46,240	87,946
Total revenues	154,766	159,431	445,337	483,441
Operating expenses
Property operating expenses	51,552	49,714	151,755	147,045
Depreciation and amortization associated with real estate operations	35,332	34,692	101,540	104,290
Construction contract and other service expenses	19,220	27,802	44,052	85,130
Impairment losses	1,530	327	1,530	327
General, administrative and leasing expenses	7,467	7,929	23,111	26,066
Business development expenses and land carry costs	1,094	964	3,474	2,947
Total operating expenses	116,195	121,428	325,462	365,805
Interest expense	(17,152)	(17,126)	(50,789)	(54,275)
Interest and other income	1,746	1,842	5,233	5,977
Credit loss recoveries	1,465	—	161	—
Gain on sales of real estate	—	—	5	84,469
Loss on early extinguishment of debt	(3,237)	—	(3,237)	—
Loss on interest rate derivatives	(53,196)	—	(53,196)	—
(Loss) income before equity in income of unconsolidated entities and income taxes	(31,803)	22,719	18,052	153,807
Equity in income of unconsolidated entities	477	396	1,372	1,207
Income tax (expense) benefit	(16)	131	(95)	113
Net (loss) income	(31,342)	23,246	19,329	155,127
Net loss (income) attributable to noncontrolling interests:
Common units in COPLP	386	(267)	(185)	(1,863)
Preferred units in COPLP	(77)	(157)	(231)	(487)
Other consolidated entities	(812)	(1,565)	(3,207)	(3,870)
Net (loss) income attributable to COPT common shareholders	$(31,845)	$21,257	$15,706	$148,907

Earnings per common share: (1)
Net (loss) income attributable to COPT common shareholders - basic	$(0.29)	$0.19	$0.14	$1.34
Net (loss) income attributable to COPT common shareholders - diluted	$(0.29)	$0.19	$0.14	$1.33
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(31,342)	$23,246	$19,329	$155,127
Other comprehensive income (loss):
Unrealized income (loss) on interest rate derivatives	1,428	(11,047)	(39,592)	(33,437)
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,342	(307)	2,408	(1,434)
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	51,865	—	51,865	—
Total other comprehensive income (loss)	54,635	(11,354)	14,681	(34,871)
Comprehensive income	23,293	11,892	34,010	120,256
Comprehensive income attributable to noncontrolling interests	(1,173)	(1,750)	(3,408)	(5,691)
Comprehensive income attributable to COPT	$22,120	$10,142	$30,602	$114,565

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2019
Balance at June 30, 2019 (111,949,887 common shares outstanding)	$1,119	$2,475,293	$(780,667)	$(23,465)	$46,831	$1,719,111
Conversion of common units to common shares (97,539 shares)	1	1,475	—	—	(1,476)	—
Redemption of common units	—	—	—	—	(24)	(24)
Share-based compensation (11,749 shares issued, net of redemptions)	1	1,525	—	—	369	1,895
Redemption of vested equity awards	—	(53)	—	—	—	(53)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	312	—	—	(312)	—
Comprehensive income	—	—	21,257	(11,115)	565	10,707
Dividends	—	—	(30,825)	—	—	(30,825)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(517)	(517)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(5,878)	(5,878)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	1,531	—	—	—	1,531
Balance at September 30, 2019 (112,059,175 common shares outstanding)	$1,121	$2,480,083	$(790,235)	$(34,580)	$39,558	$1,695,947

For the Three Months Ended September 30, 2020
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924
Share-based compensation (7,504 shares redeemed, net of issuances)	—	1,223	—	—	561	1,784
Redemption of vested equity awards	—	(57)	—	—	—	(57)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	552	—	—	(552)	—
Comprehensive income	—	—	(31,845)	53,965	533	22,653
Dividends	—	—	(30,843)	—	—	(30,843)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(444)	(444)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(374)	—	—	—	(374)
Balance at September 30, 2020 (112,175,688 common shares outstanding)	$1,122	$2,479,321	$(860,647)	$(10,548)	$40,388	$1,649,636

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2019
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (103,039 shares)	1	1,555	—	—	(1,556)	—
Redemption of common units	—	—	—	—	(25)	(25)
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (100,181 shares issued, net of redemptions)	2	4,574	—	—	954	5,530
Redemption of vested equity awards	—	(1,973)	—	—	—	(1,973)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(522)	—	—	522	—
Comprehensive income	—	—	148,907	(34,342)	2,962	117,527
Dividends	—	—	(92,334)	—	—	(92,334)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,620)	(1,620)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(5,886)	(5,886)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,344)	—	—	—	(1,344)
Balance at September 30, 2019 (112,059,175 common shares outstanding)	$1,121	$2,480,083	$(790,235)	$(34,580)	$39,558	$1,695,947

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (94,974 shares issued, net of redemptions)	1	3,394	—	—	1,335	4,730
Redemption of vested equity awards	—	(1,629)	—	—	—	(1,629)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	527	—	—	(527)	—
Comprehensive income	—	—	15,706	14,896	693	31,295
Dividends	—	—	(92,537)	—	—	(92,537)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,306)	(1,306)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(22)	(22)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,711)	—	—	—	(4,711)
Balance at September 30, 2020 (112,175,688 common shares outstanding)	$1,122	$2,479,321	$(860,647)	$(10,548)	$40,388	$1,649,636

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$394,094	$391,758
Construction contract and other service revenues received	53,911	65,813
Property operating expenses paid	(159,007)	(151,478)
Construction contract and other service expenses paid	(45,686)	(68,599)
General, administrative, leasing, business development and land carry costs paid	(24,408)	(23,806)
Interest expense paid	(49,693)	(52,818)
Lease incentives paid	(12,634)	(6,366)
Other	2,464	2,533
Net cash provided by operating activities	159,041	157,037
Cash flows from investing activities
Development and redevelopment of properties	(284,416)	(308,997)
Tenant improvements on operating properties	(23,377)	(16,466)
Other capital improvements on operating properties	(24,797)	(14,497)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	129,783
Sale of properties	—	107,440
Distributions from unconsolidated real estate joint ventures	2,287	16,937
Investing receivables funded	(258)	(11,169)
Leasing costs paid	(12,455)	(13,502)
Settlement of interest rate derivatives	(53,130)	—
Other	(63)	1,558
Net cash used in investing activities	(396,209)	(108,913)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	409,000	349,000
Unsecured senior notes	395,264	—
Other debt proceeds	199,088	32,002
Repayments of debt
Revolving Credit Facility	(529,000)	(342,000)
Unsecured senior notes	(122,948)	—
Scheduled principal amortization	(3,077)	(3,300)
Deferred financing costs paid	(2,161)	(405)
Net proceeds from issuance of common shares	—	46,415
Common share dividends paid	(92,512)	(91,835)
Distributions paid to noncontrolling interests in COPLP	(1,303)	(1,661)
Distributions paid to noncontrolling interests in other consolidated entities	(15)	(5,882)
Distributions paid to redeemable noncontrolling interests	(13,515)	(984)
Redemption of vested equity awards	(1,629)	(1,973)
Payments in connection with early extinguishment of debt	(3,037)	—
Other	(442)	(1,944)
Net cash provided by (used in) financing activities	233,713	(22,567)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,455)	25,557
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$14,675	$37,507

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$19,329	$155,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	102,864	105,686
Impairment losses	1,530	327
Amortization of deferred financing costs and net debt discounts	3,104	2,716
Increase in deferred rent receivable	(3,560)	(4,184)
Gain on sales of real estate	(5)	(84,469)
Share-based compensation	4,753	4,979
Loss on early extinguishment of debt	3,237	—
Loss on interest rate derivatives	53,196	—
Other	(4,184)	(4,296)
Changes in operating assets and liabilities:
Increase in accounts receivable	(744)	(9,483)
Increase in prepaid expenses and other assets, net	(13,164)	(26,878)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,971)	19,616
Decrease in rents received in advance and security deposits	(3,344)	(2,104)
Net cash provided by operating activities	$159,041	$157,037
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$11,458	$34,005
Restricted cash at end of period	3,217	3,502
Cash and cash equivalents and restricted cash at end of period	$14,675	$37,507
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(195)	$29,457
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Recognition of operating right-of-use assets and related lease liabilities	$8,955	$255
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$99,288
Investment in unconsolidated real estate joint venture retained in disposition	$—	$26,500
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(37,183)	$(34,951)
Dividends/distributions payable	$31,307	$31,345
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$182	$1,556
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(527)	$522
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,711	$1,344

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Properties, net:
Operating properties, net	$2,999,892	$2,772,647
Projects in development or held for future development	587,046	568,239
Total properties, net	3,586,938	3,340,886
Property - operating right-of-use assets	36,442	27,864
Property - finance right-of-use assets	40,432	40,458
Cash and cash equivalents	11,458	14,733
Investment in unconsolidated real estate joint ventures	49,662	51,949
Accounts receivable, net	36,151	35,444
Deferred rent receivable	92,853	87,736
Intangible assets on real estate acquisitions, net	22,433	27,392
Deferred leasing costs (net of accumulated amortization of $31,927 and $33,782, respectively)	59,392	58,392
Investing receivables (net of allowance for credit losses of $4,040 at September 30, 2020)	74,136	73,523
Prepaid expenses and other assets, net	107,620	93,016
Total assets	$4,117,517	$3,851,393
Liabilities and equity
Liabilities:
Debt, net	$2,181,551	$1,831,139
Accounts payable and accrued expenses	140,921	148,746
Rents received in advance and security deposits	30,276	33,620
Distributions payable	31,307	31,263
Deferred revenue associated with operating leases	8,579	7,361
Property - operating lease liabilities	26,382	17,317
Interest rate derivatives	10,977	25,682
Other liabilities	14,366	7,589
Total liabilities	2,444,359	2,102,717
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,522	29,431
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at September 30, 2020 and December 31, 2019	8,800	8,800
Common units, 112,175,688 and 112,068,705 held by the general partner and 1,628,421 and 1,482,425 held by limited partners at September 30, 2020 and December 31, 2019, respectively	1,639,287	1,724,159
Accumulated other comprehensive loss	(10,563)	(25,648)
Total Corporate Office Properties, L.P.’s equity	1,637,524	1,707,311
Noncontrolling interests in subsidiaries	12,112	11,934
Total equity	1,649,636	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,117,517	$3,851,393

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$133,875	$129,461	$397,034	$391,779
Other property revenue	568	1,273	2,063	3,716
Construction contract and other service revenues	20,323	28,697	46,240	87,946
Total revenues	154,766	159,431	445,337	483,441
Operating expenses
Property operating expenses	51,552	49,714	151,755	147,045
Depreciation and amortization associated with real estate operations	35,332	34,692	101,540	104,290
Construction contract and other service expenses	19,220	27,802	44,052	85,130
Impairment losses	1,530	327	1,530	327
General, administrative and leasing expenses	7,467	7,929	23,111	26,066
Business development expenses and land carry costs	1,094	964	3,474	2,947
Total operating expenses	116,195	121,428	325,462	365,805
Interest expense	(17,152)	(17,126)	(50,789)	(54,275)
Interest and other income	1,746	1,842	5,233	5,977
Credit loss recoveries	1,465	—	161	—
Gain on sales of real estate	—	—	5	84,469
Loss on early extinguishment of debt	(3,237)	—	(3,237)	—
Loss on interest rate derivatives	(53,196)	—	(53,196)	—
(Loss) income before equity in income of unconsolidated entities and income taxes	(31,803)	22,719	18,052	153,807
Equity in income of unconsolidated entities	477	396	1,372	1,207
Income tax (expense) benefit	(16)	131	(95)	113
Net (loss) income	(31,342)	23,246	19,329	155,127
Net income attributable to noncontrolling interests in consolidated entities	(812)	(1,565)	(3,207)	(3,870)
Net (loss) income attributable to COPLP	(32,154)	21,681	16,122	151,257
Preferred unit distributions	(77)	(157)	(231)	(487)
Net (loss) income attributable to COPLP common unitholders	$(32,231)	$21,524	$15,891	$150,770

Earnings per common unit: (1)
Net (loss) income attributable to COPLP common unitholders - basic	$(0.29)	$0.19	$0.14	$1.34
Net (loss) income attributable to COPLP common unitholders - diluted	$(0.29)	$0.19	$0.14	$1.33
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(31,342)	$23,246	$19,329	$155,127
Other comprehensive income (loss):
Unrealized income (loss) on interest rate derivatives	1,428	(11,047)	(39,592)	(33,437)
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,342	(307)	2,408	(1,434)
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	51,865	—	51,865	—
Total other comprehensive income (loss)	54,635	(11,354)	14,681	(34,871)
Comprehensive income	23,293	11,892	34,010	120,256
Comprehensive income attributable to noncontrolling interests	(827)	(1,464)	(2,803)	(3,769)
Comprehensive income attributable to COPLP	$22,466	$10,428	$31,207	$116,487

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Three Months Ended September 30, 2019
Balance at June 30, 2019	352,000	$8,800	113,532,731	$1,716,912	$(23,638)	$17,037	$1,719,111
Redemption of common units	—	—	(880)	(24)	—	—	(24)
Share-based compensation (units net of redemption)	—	—	11,749	1,895	—	—	1,895
Redemptions of vested equity awards	—	—	—	(53)	—	—	(53)
Comprehensive income	—	157	—	21,524	(11,253)	279	10,707
Distributions to owners of common and preferred units	—	(157)	—	(31,185)	—	—	(31,342)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(5,878)	(5,878)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	1,531	—	—	1,531
Balance at September 30, 2019	352,000	$8,800	113,543,600	$1,710,600	$(34,891)	$11,438	$1,695,947

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	352,000	$8,800	113,811,613	$1,701,375	$(65,183)	$11,932	$1,656,924
Share-based compensation (units net of issuances)	—	—	(7,504)	1,784	—	—	1,784
Redemptions of vested equity awards	—	—	—	(57)	—	—	(57)
Comprehensive income	—	77	—	(32,231)	54,620	187	22,653
Distributions to owners of common and preferred units	—	(77)	—	(31,210)	—	—	(31,287)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(374)	—	—	(374)
Balance at September 30, 2020	352,000	$8,800	113,804,109	$1,639,287	$(10,563)	$12,112	$1,649,636

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount			Total Equity
For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	352,000	$8,800	111,574,754	$1,604,655	$(121)	$13,714	$1,627,048
Redemption of common units	—	—	(924)	(25)	—	—	(25)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	355,683	5,530	—	—	5,530
Redemptions of vested equity awards	—	—	—	(1,973)	—	—	(1,973)
Comprehensive income	—	487	—	150,770	(34,770)	1,040	117,527
Distributions to owners of common and preferred units	—	(487)	—	(93,467)	—	—	(93,954)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(5,886)	(5,886)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(1,344)	—	—	(1,344)
Balance at September 30, 2019	352,000	$8,800	113,543,600	$1,710,600	$(34,891)	$11,438	$1,695,947

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	352,000	$8,800	113,551,130	$1,724,159	$(25,648)	$11,934	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	352,000	8,800	113,551,130	1,718,618	(25,648)	11,934	1,713,704
Share-based compensation (units net of redemption)	—	—	252,979	4,730	—	—	4,730
Redemptions of vested equity awards	—	—	—	(1,629)	—	—	(1,629)
Comprehensive income	—	231	—	15,891	15,085	88	31,295
Distributions to owners of common and preferred units	—	(231)	—	(93,612)	—	—	(93,843)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	112	112
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(22)	(22)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(4,711)	—	—	(4,711)
Balance at September 30, 2020	352,000	$8,800	113,804,109	$1,639,287	$(10,563)	$12,112	$1,649,636

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$394,094	$391,758
Construction contract and other service revenues received	53,911	65,813
Property operating expenses paid	(159,007)	(151,478)
Construction contract and other service expenses paid	(45,686)	(68,599)
General, administrative, leasing, business development and land carry costs paid	(24,408)	(23,806)
Interest expense paid	(49,693)	(52,818)
Lease incentives paid	(12,634)	(6,366)
Other	2,464	2,533
Net cash provided by operating activities	159,041	157,037
Cash flows from investing activities
Development and redevelopment of properties	(284,416)	(308,997)
Tenant improvements on operating properties	(23,377)	(16,466)
Other capital improvements on operating properties	(24,797)	(14,497)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	129,783
Sale of properties	—	107,440
Distributions from unconsolidated real estate joint ventures	2,287	16,937
Investing receivables funded	(258)	(11,169)
Leasing costs paid	(12,455)	(13,502)
Settlement of interest rate derivatives	(53,130)	—
Other	(63)	1,558
Net cash used in investing activities	(396,209)	(108,913)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	409,000	349,000
Unsecured senior notes	395,264	—
Other debt proceeds	199,088	32,002
Repayments of debt
Revolving Credit Facility	(529,000)	(342,000)
Unsecured senior notes	(122,948)	—
Scheduled principal amortization	(3,077)	(3,300)
Deferred financing costs paid	(2,161)	(405)
Net proceeds from issuance of common units	—	46,415
Common unit distributions paid	(93,584)	(93,001)
Distributions paid to noncontrolling interests in other consolidated entities	(15)	(5,882)
Distributions paid to redeemable noncontrolling interests	(13,515)	(984)
Redemption of vested equity awards	(1,629)	(1,973)
Payments in connection with early extinguishment of debt	(3,037)	—
Other	(673)	(2,439)
Net cash provided by (used in) financing activities	233,713	(22,567)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,455)	25,557
Cash and cash equivalents and restricted cash
Beginning of period	18,130	11,950
End of period	$14,675	$37,507

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$19,329	$155,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	102,864	105,686
Impairment losses	1,530	327
Amortization of deferred financing costs and net debt discounts	3,104	2,716
Increase in deferred rent receivable	(3,560)	(4,184)
Gain on sales of real estate	(5)	(84,469)
Share-based compensation	4,753	4,979
Loss on early extinguishment of debt	3,237	—
Loss on interest rate derivatives	53,196	—
Other	(4,184)	(4,296)
Changes in operating assets and liabilities:
Increase in accounts receivable	(744)	(9,483)
Increase in prepaid expenses and other assets, net	(13,552)	(26,489)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,583)	19,227
Decrease in rents received in advance and security deposits	(3,344)	(2,104)
Net cash provided by operating activities	$159,041	$157,037
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066
Restricted cash at beginning of period	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950

Cash and cash equivalents at end of period	$11,458	$34,005
Restricted cash at end of period	3,217	3,502
Cash and cash equivalents and restricted cash at end of period	$14,675	$37,507
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(195)	$29,457
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570
Recognition of operating right-of-use assets and related lease liabilities	$8,955	$255
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$99,288
Investment in unconsolidated real estate joint venture retained in disposition	$—	$26,500
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(37,183)	$(34,951)
Distributions payable	$31,307	$31,345
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$4,711	$1,344

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of September 30, 2020, our properties included the following:

•176 properties totaling 20.4 million square feet comprised of 15.9 million square feet in 151 office properties and 4.5 million square feet in 25 single-tenant data center shell properties (“data center shells”). We owned 15 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a critical load of 19.25 megawatts;
•11 properties under development (ten office properties and one data center shell), including one partially-operational property, and expansion of one fully-operational property that we estimate will total approximately 1.6 million square feet upon completion; and
•approximately 860 acres of land controlled for future development that we believe could be developed into approximately 11.0 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2020, COPT owned 98.6% of the outstanding COPLP common units (“common units”); the remaining common units and all of the outstanding COPLP preferred units (“preferred units”) were owned by third parties. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders. In the case of any series of preferred units held by COPT, there would be a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units.

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

Recent Accounting Pronouncements

Effective January 1, 2020, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that changes how entities measure credit losses for most financial assets and certain other instruments not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding those arising from operating leases), loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Under this guidance, we recognize an estimate of our expected credit losses on these asset types as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected. We adopted this guidance effective January 1, 2020 using the modified retrospective transition method under which we recognized a $5.5 million allowance for credit losses by means of a cumulative-effect adjustment to cumulative distributions in excess of net income of the Company (or common units of the Operating Partnership), and did not adjust prior comparative reporting periods. Our consolidated statements of operations reflect adjustments for changes in our expected credit losses occurring subsequent to adoption of this guidance.

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

In March 2020, the FASB issued guidance containing practical expedients for reference rate reform related activities pertaining to debt, leases, derivatives and other contracts. The guidance is optional and may be adopted over time as reference rate reform activities occur. During the nine months ended September 30, 2020, we elected to apply an expedient to treat any changes in loans resulting from reference rate reform as debt modifications (as opposed to extinguishments) and hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of this guidance and may apply other elections as applicable as additional changes in the market occur.

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

Credit Losses, Financial Assets and Other Instruments

As discussed above, effective January 1, 2020, we adopted guidance issued by the FASB that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. Our items within the scope of this guidance included the following:

•investing receivables, as disclosed in Note 7;
•tenant notes receivable;
•other assets comprised of non-lease revenue related accounts receivable (primarily from construction contract services) and contract assets from unbilled construction contract revenue; and
•off-balance sheet credit exposures.

Under this guidance, we recognize an estimate of our expected credit losses on these items as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected (or as a separate liability in the case of off-balance sheet credit exposures). The allowance represents the portion of the amortized cost basis that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific factors). The guidance requires the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposure), regardless of whether it is originated or purchased. Quarterly, the expected losses are re-estimated, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized as credit loss expense or recoveries on our consolidated statements of operations.

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

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Nine Months Ended September 30, 2020
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures (3)	Total
December 31, 2019	$—	$97	$—	$—	$97
Cumulative effect of change for adoption of credit loss guidance	3,732	325	144	1,340	5,541
Credit loss expense (recoveries)	308	696	152	(1,317)	(161)
September 30, 2020	$4,040	$1,118	$296	$23	$5,477
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2020 included $95,000 in the line entitled “accounts receivable, net” and $201,000 in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “other liabilities” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables and tenants notes receivable by credit risk classification, by origination year as of September 30, 2020 (in thousands):

	Origination Year
	2015 and Earlier	2016	2017	2018	2019	2020	Total
Investing receivables:
Credit risk classification:
Investment grade	$62,842	$—	$948	$—	$—	$219	$64,009
Non-investment grade	3,020	—	—	—	11,147	—	14,167
Total	$65,862	$—	$948	$—	$11,147	$219	$78,176

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$27	$—	$1,054	$90	$360	$1,531
Non-investment grade	97	179	—	171	1,973	1,600	4,020
Total	$97	$206	$—	$1,225	$2,063	$1,960	$5,551

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2020.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

When we believe that collection of interest income on an investing or tenant note receivable is not probable, we place the receivable on nonaccrual status, meaning interest income is recognized when payments are received rather than on an accrual basis. Notes receivable on nonaccrual status as of September 30, 2020 and December 31, 2019 were not significant. We did not recognize any interest income during the three and nine months ended September 30, 2020 on notes receivable on nonaccrual status.

We write off receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When cash is received in connection with receivables for which we have previously recognized credit losses, we recognize reductions in our credit loss expense.

3.     Fair Value Measurements

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The Company froze additional entry into the plan effective December 31, 2019.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.7 million as of September 30, 2020, is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,652	$—	$—	$2,652
Other	20	—	—	20
Mutual funds (1)	20	—	—	20
Total assets	$2,692	$—	$—	$2,692
Liabilities:
Deferred compensation plan liability (2)	$—	$2,672	$—	$2,672
Interest rate derivatives	—	10,977	—	10,977
Total liabilities	$—	$13,649	$—	$13,649

(1)Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds (1)	$20	$—	$—	$20
Liabilities:
Interest rate derivatives	$—	$10,977	$—	$10,977

(1)Included in the line entitled “prepaid expenses and other assets, net” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

In the third quarter of 2020, we concluded that we no longer expected to develop a property in Baltimore, Maryland. As a result, we recognized an impairment loss on previously incurred predevelopment costs of $1.5 million.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$525,584	$472,976
Buildings and improvements	3,569,749	3,306,791
Less: Accumulated depreciation	(1,095,441)	(1,007,120)
Operating properties, net	$2,999,892	$2,772,647

2020 Development Activities

During the nine months ended September 30, 2020, we placed into service 1.2 million square feet in six newly-developed properties, 28,000 square feet in expansions of two fully-operational properties and 21,000 square feet in a redeveloped property. As of September 30, 2020, we had 11 properties under development, including one partially-operational property, and an expansion of one fully-operational property that we estimate will total 1.6 million square feet upon completion.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of September 30, 2020, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 18 years and averaging approximately 5.3 years.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue	2020	2019	2020	2019
Fixed	$106,743	$102,389	$314,845	$311,226
Variable	27,132	27,072	82,189	80,553
	$133,875	$129,461	$397,034	$391,779

Fixed contractual payments due under our property leases were as follows (in thousands):

Year Ending December 31,	September 30, 2020	December 31, 2019
2020 (1)	$107,972	$388,310
2021	410,966	336,482
2022	362,892	299,356
2023	307,346	245,661
2024	258,059	195,246
Thereafter	773,582	474,741
	$2,220,817	$1,939,796

(1)As of September 30, 2020, represents the three months ending December 31, 2020.

Lessee arrangements

As of September 30, 2020, our balance sheet included $76.9 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating or developing. The land leases have long durations with remaining terms ranging from 28 years (excluding extension options) to 96 years. As of September 30, 2020, our right-of-use assets included:

•$37.8 million for land on which we are developing an office property in Washington, DC through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 96-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2021;
•$10.1 million for land underlying operating office properties in Washington, DC under two leases with remaining terms of approximately 80 years;
•$9.3 million for land in a business park in Huntsville, Alabama under 12 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 43 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
•$6.6 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 62 to 74 years;
•$6.4 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 28 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
•$4.3 million for data center space in Phoenix, Arizona with a remaining term of four years and an option to renew for an additional five years; and
•$2.2 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 48 years, all of the rent on which was previously paid.

Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2020	December 31, 2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$36,442	$27,864
Finance leases - Property	Property - finance right-of-use assets	40,432	40,458
Total right-of-use assets		$76,874	$68,322

Property lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2020	December 31, 2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$26,382	$17,317
Finance leases - Property	Other liabilities	28	702
Total lease liabilities		$26,410	$18,019

The table below sets forth the weighted average terms and discount rates of our property leases as of September 30, 2020:

Weighted average remaining lease term
Operating leases	54 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.19%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2020	2019	2020	2019
Operating lease cost
Property leases - fixed	Property operating expenses	$600	$413	$1,474	$1,239
Property leases - variable	Property operating expenses	105	—	107	—
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	9	9	27	21
		$714	$422	$1,608	$1,260

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$987	$804
Financing cash flows for financing leases	$674	$14

Payments on property leases were due as follows (in thousands):

	As of September 30, 2020			As of December 31, 2019
Year Ending December 31,	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
2020 (1)	$615	$—	$615	$1,092	$674	$1,766
2021	2,513	14	2,527	1,138	14	1,152
2022	2,566	14	2,580	1,162	14	1,176
2023	2,601	—	2,601	1,167	—	1,167
2024	2,636	—	2,636	1,173	—	1,173
Thereafter	118,295	—	118,295	100,609	—	100,609
Total lease payments	129,226	28	129,254	106,341	702	107,043
Less: Amount representing interest	(102,844)	—	(102,844)	(89,024)	—	(89,024)
Lease liability	$26,382	$28	$26,410	$17,317	$702	$18,019

(1)As of September 30, 2020, represents the three months ending December 31, 2020.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2020 (dollars in thousands):

				September 30, 2020 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$371,537	$110,972	$104,204
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	153,869	152,972	81,134
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	98,322	62,628	56,167
				$623,728	$326,572	$241,505

(1)Excludes amounts eliminated in consolidation.

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

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2020	December 31, 2019
GI-COPT DC Partnership LLC	7/21/2016	50%	6	$36,135	$37,816
BREIT COPT DC JV LLC	6/20/2019	10%	9	13,527	14,133
			15	$49,662	$51,949

(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.

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

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Notes receivable from the City of Huntsville	$64,009	$59,427
Other investing loans receivable	14,167	14,096
Amortized cost basis	78,176	73,523
Allowance for credit losses	(4,040)	—
Investing receivables, net	$74,136	$73,523

The balances above include accrued interest receivable, net of allowance for credit losses, of $3.4 million as of September 30, 2020 and $4.7 million as of December 31, 2019.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $78 million as of September 30, 2020 and $74 million as of December 31, 2019.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lease incentives, net	$36,259	$28,433
Prepaid expenses	27,612	18,835
Construction contract costs in excess of billings, net	13,980	17,223
Furniture, fixtures and equipment, net	10,193	7,823
Non-real estate equity investments	6,487	6,705
Restricted cash	3,217	3,397
Deferred financing costs, net (1)	2,721	3,633
Deferred tax asset, net (2)	2,246	2,328
Other assets	4,905	4,639
Total for COPLP and subsidiaries	107,620	93,016
Marketable securities in deferred compensation plan	2,672	3,060
Total for COPT and subsidiaries	$110,292	$96,076

(1)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2)Includes a valuation allowance of $565,000 as of September 30, 2020 and $480,000 as of December 31, 2019.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2020	December 31, 2019	September 30, 2020
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$140,868	$143,430	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	118,690	68,055	LIBOR + 1.45% to 2.35% (5)	2021-2026
Total mortgage and other secured debt	259,558	211,485
Revolving Credit Facility (6)	57,000	177,000	LIBOR + 0.775% to 1.45% (7)	March 2023 (6)
Term Loan Facility (8)	398,253	248,706	LIBOR + 1.00% to 1.65% (9)	2022
Unsecured Senior Notes
3.70%, $300,000 aggregate principal	176,885	299,324	3.70% (10)	October 2020 (10)
3.60%, $350,000 aggregate principal	348,772	348,431	3.60% (11)	May 2023
5.25%, $250,000 aggregate principal	248,056	247,652	5.25% (12)	February 2024
5.00%, $300,000 aggregate principal	297,810	297,503	5.00% (13)	July 2025
2.25%, $400,000 aggregate principal	394,282	—	2.25% (14)	March 2026
Unsecured note payable	935	1,038	0% (15)	May 2026
Total debt, net	$2,181,551	$1,831,139

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.5 million as of September 30, 2020 and $5.8 million as of December 31, 2019.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $170,000 as of September 30, 2020 and $217,000 as of December 31, 2019.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of September 30, 2020.
(4)Includes a construction loan with $37.4 million in remaining borrowing capacity as of September 30, 2020.
(5)The weighted average interest rate on our variable rate secured debt was 2.24% as of September 30, 2020.
(6)The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. In connection with this facility, we also have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.
(7)The weighted average interest rate on the Revolving Credit Facility was 1.21% as of September 30, 2020.
(8)On March 6, 2020, we amended this loan facility to increase the loan amount by $150.0 million and change the interest terms.
(9)The interest rate on this loan was 1.16% as of September 30, 2020.
(10)The carrying value of these notes reflects an unamortized discount totaling $128,000 as of September 30, 2020 and $534,000 as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%. Refer to paragraph below for further disclosure.
(11)The carrying value of these notes reflects an unamortized discount totaling $860,000 as of September 30, 2020 and $1.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.
(12)The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of September 30, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.
(13)The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of September 30, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.
(14)Refer to paragraph below for further disclosure.
(15)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $176,000 as of September 30, 2020 and $223,000 as of December 31, 2019.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

On September 17, 2020, we issued $400.0 million of 2.25% Senior Notes due 2026 (the “2.25% Notes”) at an initial offering price of 99.416% of their face value. The proceeds from this issuance, after deducting underwriting discounts, but before other offering expenses, were $395.3 million. The notes mature on March 15, 2026. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread of 35 basis points, plus accrued and unpaid interest thereon to the date of redemption. However, if this redemption occurs on or after one month prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. These notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $4.7 million as of September 30, 2020. The effective interest rate under the notes, including amortization of discount and issuance costs, was 2.48%.

On September 17, 2020, we purchased $122.9 million, or 40.98% of the aggregate principal amount, of our 3.70% Senior Notes due 2021 (the “3.70% Notes”) for $126.0 million, plus accrued interest, pursuant to a tender offer. In connection with this purchase, we recognized a loss on early extinguishment of debt of $3.2 million during the three and nine months ended September 30, 2020. On October 19, 2020, we redeemed the remaining $177.1 million of the 3.70% Notes for $180.9 million plus accrued interest, and recognized an additional loss on early extinguishment of debt of approximately $4 million.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2020, we were compliant with these financial covenants.

We capitalized interest costs of $2.9 million in the three months ended September 30, 2020, $2.9 million in the three months ended September 30, 2019, $9.4 million in the nine months ended September 30, 2020 and $7.3 million in the nine months ended September 30, 2019.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,465,805	$1,505,414	$1,192,910	$1,227,441
Other fixed-rate debt	141,803	144,370	144,468	149,907
Variable-rate debt	573,943	567,461	493,761	495,962
	$2,181,551	$2,217,245	$1,831,139	$1,873,310

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2020	December 31, 2019
$12,132	(1)	1.390%	One-Month LIBOR	10/13/2015	10/1/2020	$—	$23
100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	(3,857)	(1,028)
100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(3,865)	(1,037)
50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(1,935)	(524)
11,200	(2)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(827)	(20)
150,000		0.498%	One-Month LIBOR	4/1/2020	12/31/2020	(127)	—
23,000	(3)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	(366)	—
75,000	(4)	3.176%	Three-Month LIBOR	6/30/2020	N/A	—	(8,640)
75,000	(4)	3.192%	Three-Month LIBOR	6/30/2020	N/A	—	(8,749)
75,000	(4)	2.744%	Three-Month LIBOR	6/30/2020	N/A	—	(5,684)
						$(10,977)	$(25,659)

(1)The notional amount of this instrument is scheduled to amortize to $12.1 million.
(2)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(3)The notional amount of this instrument is scheduled to amortize to $22.1 million.
(4)As discussed below, these instruments were cash settled in September 2020.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$—	$23
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(10,977)	$(25,682)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCL on Derivatives				Amount of (Loss) Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Hedging Relationships	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate derivatives	$1,428	$(11,047)	$(39,592)	$(33,437)	$(1,342)	$307	$(2,408)	$1,434

	Amount of Loss Reclassified from AOCL into Loss on Interest Rate Derivatives on Statement of Operations				Amount of Loss Recognized on Undesignated Swaps in Loss on Interest Rate Derivatives on Statement of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives in Hedging Relationships	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate derivatives	$(51,865)	$—	$(51,865)	$—	$(1,265)	$—	$(1,265)	$—

As described further in Note 9, in September 2020, we completed our issuance of the 2.25% Notes. In August 2020, in anticipation of pursuing such an issuance, we determined that the forecasted transactions hedged by our three interest rate swaps with an effective date of June 30, 2020 and an aggregate notional amount of $225.0 million were no longer probable of occurring, resulting in our discontinuance of hedge accounting on these swaps. When we consummated the note issuance in September 2020, we determined that it was probable that the forecasted transactions would not occur, resulting in our reclassification of $51.9 million in losses from accumulated other comprehensive loss (“AOCL”) to loss on interest rate derivatives on our statements of operations. On September 22, 2020, we cash settled these swaps and accrued interest thereon for an aggregate amount of $53.1 million.

Based on the fair value of our derivatives as of September 30, 2020, we estimate that approximately $4.8 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2020, we were not in default with any of these provisions. As of September 30, 2020, the fair value of interest rate derivatives in a liability position related to these agreements was $11.1 million, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2020, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $11.5 million as of September 30, 2020.

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

	For the Nine Months Ended September 30,
	2020	2019
Beginning balance	$29,431	$26,260
Distributions to noncontrolling interests	(13,335)	(1,656)
Net income attributable to noncontrolling interests	2,715	2,729
Adjustment to arrive at fair value of interests	4,711	1,344
Ending balance	$23,522	$28,677

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

12.    Equity

Common Shares/Units

As of September 30, 2020, COPT had remaining capacity under its at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the nine months ended September 30, 2020, certain COPLP limited partners converted 12,009 common units in COPLP for an equal number of common shares in COPT.

We declared dividends per COPT common share and distributions per COPLP common unit of $0.275 in the three months ended September 30, 2020 and 2019 and $0.825 in the nine months ended September 30, 2020 and 2019.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2020
Revenues from real estate operations	$63,328	$14,699	$12,602	$8,006	$6,079	$7,995	$112,709	$14,913	$6,068	$753	$134,443
Property operating expenses	(21,537)	(5,245)	(7,116)	(3,044)	(2,029)	(861)	(39,832)	(7,782)	(3,642)	(296)	(51,552)
UJV NOI allocable to COPT	—	—	—	—	—	1,752	1,752	—	—	—	1,752
NOI from real estate operations	$41,791	$9,454	$5,486	$4,962	$4,050	$8,886	$74,629	$7,131	$2,426	$457	$84,643
Additions to long-lived assets	$7,511	$2,219	$—	$1,650	$6,382	$—	$17,762	$5,303	$1,917	$(3)	$24,979
Transfers from non-operating properties	$(209)	$58	$221	$—	$61,520	$65,269	$126,859	$—	$—	$—	$126,859
Three Months Ended September 30, 2019
Revenues from real estate operations	$63,436	$13,551	$12,703	$8,183	$4,171	$5,913	$107,957	$15,508	$6,565	$704	$130,734
Property operating expenses	(20,743)	(4,965)	(7,149)	(3,581)	(1,717)	(518)	(38,673)	(7,343)	(3,374)	(324)	(49,714)
UJV NOI allocable to COPT	—	—	—	—	—	1,601	1,601	—	—	—	1,601
NOI from real estate operations	$42,693	$8,586	$5,554	$4,602	$2,454	$6,996	$70,885	$8,165	$3,191	$380	$82,621
Additions to long-lived assets	$10,770	$2,922	$—	$2,003	$446	$—	$16,141	$6,339	$61	$19	$22,560
Transfers from non-operating properties	$1,381	$118	$2,120	$—	$4,152	$9,483	$17,254	$—	$(1,012)	$—	$16,242
Nine Months Ended September 30, 2020
Revenues from real estate operations	$190,464	$42,824	$37,935	$24,466	$15,402	$20,648	$331,739	$45,535	$19,695	$2,128	$399,097
Property operating expenses	(63,618)	(15,765)	(21,696)	(9,500)	(5,488)	(2,307)	(118,374)	(22,207)	(10,338)	(836)	(151,755)
UJV NOI allocable to COPT	—	—	—	—	—	5,190	5,190	—	—	—	5,190
NOI from real estate operations	$126,846	$27,059	$16,239	$14,966	$9,914	$23,531	$218,555	$23,328	$9,357	$1,292	$252,532
Additions to long-lived assets	$22,144	$8,114	$—	$5,518	$6,698	$—	$42,474	$13,105	$10,699	$165	$66,443
Transfers from non-operating properties	$4,304	$838	$381	$—	$91,827	$171,465	$268,815	$—	$—	$—	$268,815
Segment assets at September 30, 2020	$1,264,547	$392,226	$143,206	$180,337	$234,355	$446,530	$2,661,201	$387,290	$204,834	$3,643	$3,256,968
Nine Months Ended September 30, 2019
Revenues from real estate operations	$187,778	$42,294	$36,368	$24,523	$12,078	$21,891	$324,932	$45,359	$22,996	$2,208	$395,495
Property operating expenses	(62,422)	(14,951)	(19,756)	(10,271)	(4,855)	(1,630)	(113,885)	(22,349)	(9,830)	(981)	(147,045)
UJV NOI allocable to COPT	—	—	—	—	—	4,071	4,071	—	—	—	4,071
NOI from real estate operations	$125,356	$27,343	$16,612	$14,252	$7,223	$24,332	$215,118	$23,010	$13,166	$1,227	$252,521
Additions to long-lived assets	$22,204	$6,072	$—	$7,948	$1,282	$—	$37,506	$15,198	$312	$63	$53,079
Transfers from non-operating properties	$7,759	$4,647	$10,456	$—	$13,363	$122,115	$158,340	$—	$(1,012)	$—	$157,328
Segment assets at September 30, 2019	$1,271,668	$398,137	$147,505	$186,243	$118,839	$298,675	$2,421,067	$393,747	$205,550	$3,708	$3,024,072

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues from real estate operations	$134,443	$130,734	$399,097	$395,495
Construction contract and other service revenues	20,323	28,697	46,240	87,946
Total revenues	$154,766	$159,431	$445,337	$483,441

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
UJV NOI allocable to COPT	$1,752	$1,601	$5,190	$4,071
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,274)	(1,202)	(3,814)	(2,859)
Add: Equity in loss of unconsolidated non-real estate entities	(1)	(3)	(4)	(5)
Equity in income of unconsolidated entities	$477	$396	$1,372	$1,207

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Construction contract and other service revenues	$20,323	$28,697	$46,240	$87,946
Construction contract and other service expenses	(19,220)	(27,802)	(44,052)	(85,130)
NOI from service operations	$1,103	$895	$2,188	$2,816

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NOI from real estate operations	$84,643	$82,621	$252,532	$252,521
NOI from service operations	1,103	895	2,188	2,816
Interest and other income	1,746	1,842	5,233	5,977
Credit loss recoveries	1,465	—	161	—
Gain on sales of real estate	—	—	5	84,469
Equity in income of unconsolidated entities	477	396	1,372	1,207
Income tax (expense) benefit	(16)	131	(95)	113
Depreciation and other amortization associated with real estate operations	(35,332)	(34,692)	(101,540)	(104,290)
Impairment losses	(1,530)	(327)	(1,530)	(327)
General, administrative and leasing expenses	(7,467)	(7,929)	(23,111)	(26,066)
Business development expenses and land carry costs	(1,094)	(964)	(3,474)	(2,947)
Interest expense	(17,152)	(17,126)	(50,789)	(54,275)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,752)	(1,601)	(5,190)	(4,071)
Loss on early extinguishment of debt	(3,237)	—	(3,237)	—
Loss on interest rate derivatives	(53,196)	—	(53,196)	—
Net (loss) income	$(31,342)	$23,246	$19,329	$155,127

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2020	September 30, 2019
Segment assets	$3,256,968	$3,024,072
Operating properties lease liabilities included in segment assets	26,054	16,645
Non-operating property assets	642,182	597,301
Other assets	194,985	217,351
Total COPT consolidated assets	$4,120,189	$3,855,369

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss recoveries (expense), loss on early extinguishment of debt, loss on interest rate derivatives, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

14.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Construction contract revenue:
Guaranteed maximum price	$4,358	$16,217	$14,834	$54,365
Firm fixed price	1,365	2,349	9,421	6,009
Cost-plus fee	13,249	9,906	20,121	26,935
Other	1,351	225	1,864	637
	$20,323	$28,697	$46,240	$87,946

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Construction contract revenue:
Construction	$18,786	$27,988	$42,520	$86,487
Design	186	484	1,856	822
Other	1,351	225	1,864	637
	$20,323	$28,697	$46,240	$87,946

We recognized an increase in revenue of $84,000 in the three months ended September 30, 2020, and $158,000 and $18,000 in the nine months ended September 30, 2020 and 2019, respectively, from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Beginning balance	$12,378	$6,701
Ending balance	$11,183	$15,494

Contract assets, which we refer to herein as construction contract costs in excess of billings, net are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Beginning balance	$17,223	$3,189
Ending balance	$13,980	$16,743

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,184	$568
Ending balance	$5,236	$725
Portion of beginning balance recognized in revenue during:
Three months ended September 30	$19	$—
Nine months ended September 30	$757	$445

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2020 that will be recognized as revenue in future periods was $82.1 million, approximately $21 million of which we expect to recognize during the remainder of 2020.

We incurred no deferred incremental costs to obtain or fulfill our construction contracts or other service revenues and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in the three or nine months ended September 30, 2020 and 2019.

15.    Share-Based Compensation

Restricted Shares

During the nine months ended September 30, 2020, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 159,518 restricted common shares with an aggregate grant date fair value of $4.0 million (weighted average of $25.16 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2020, forfeiture restrictions lapsed on 165,778 previously issued common shares; these shares had a weighted average grant date fair value of $28.19 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.2 million. Additionally, during the nine months ended September 30, 2020, 9,064 restricted shares previously awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation.

Deferred Share Awards

During the nine months ended September 30, 2020, certain non-employee Trustees were granted a total of 7,972 deferred share awards with an aggregate grant date fair value of $187,000 ($23.44 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

TB-PIUs

During the nine months ended September 30, 2020, our executives and certain non-employee Trustees were granted a total of 75,053 TB-PIUs with an aggregate grant date fair value of $1.9 million (weighted average of $25.14 per TB-PIU). TB-PIUs granted to executives vest in equal annual increments over a three-year period beginning on the first anniversary of the date of grant. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the nine months ended September 30, 2020, forfeiture restrictions lapsed on 25,182 previously issued TB-PIUs; these TB-PIUs had a grant date fair value of $26.30 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $640,000.

During the nine months ended September 30, 2020, 20,622 TB-PIUs previously awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation.

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

During the nine months ended September 30, 2020, 73,184 PB-PIUs previously awarded to our former Executive Vice President and Chief Operating Officer were forfeited upon his resignation.

16.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to COPT’s forward equity sale agreements, redeemable noncontrolling interests and our share-based compensation using the treasury stock or if-converted methods; and
•the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to COPT	$(31,845)	$21,257	$15,706	$148,907
Income attributable to share-based compensation awards	(145)	(123)	(365)	(495)
Numerator for basic EPS on net (loss) income attributable to COPT common shareholders	(31,990)	21,134	15,341	148,412
Redeemable noncontrolling interests	—	—	—	100
Income attributable to share-based compensation awards	—	5	6	26
Numerator for diluted EPS on net (loss) income attributable to COPT common shareholders	$(31,990)	$21,139	$15,347	$148,538
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,811	111,582	111,778	111,036
Dilutive effect of redeemable noncontrolling interests	—	—	—	123
Dilutive effect of share-based compensation awards	—	361	278	313
Denominator for diluted EPS (common shares)	111,811	111,943	112,056	111,472
Basic EPS	$(0.29)	$0.19	$0.14	$1.34
Diluted EPS	$(0.29)	$0.19	$0.14	$1.33

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Conversion of common units	1,240	1,312	1,235	1,323
Conversion of redeemable noncontrolling interests	973	975	954	893
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average shares related to COPT’s forward equity sale agreements for the nine months ended September 30, 2019 of 503,000;
•weighted average restricted shares and deferred share awards for the three months ended September 30, 2020 and 2019 of 429,000 and 436,000, respectively, and for the nine months ended September 30, 2020 and 2019 of 432,000 and 441,000, respectively;
•weighted average options for the three and nine months ended ended September 30, 2019 of 3,000 and 16,000, respectively; and
•weighted average unvested TB-PIUs for the three months ended September 30, 2020 and 2019 of 91,000 and 62,000, respectively, and for the nine months ended September 30, 2020 and 2019 of 85,000 and 47,000, respectively.

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to COPT’s forward equity sale agreements, redeemable noncontrolling interests and our share-based compensation using the treasury stock or if-converted methods; and
•the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common units that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to COPLP	$(32,154)	$21,681	$16,122	$151,257
Preferred unit distributions	(77)	(157)	(231)	(487)
Income attributable to share-based compensation awards	(119)	(139)	(374)	(592)
Numerator for basic EPU on net (loss) income attributable to COPLP common unitholders	(32,350)	21,385	15,517	150,178
Redeemable noncontrolling interests	—	—	—	100
Income attributable to share-based compensation awards	—	5	—	26
Numerator for diluted EPU on net (loss) income attributable to COPLP common unitholders	$(32,350)	$21,390	$15,517	$150,304
Denominator (all weighted averages):
Denominator for basic EPU (common units)	113,051	112,894	113,013	112,359
Dilutive effect of redeemable noncontrolling interests	—	—	—	123
Dilutive effect of share-based compensation awards	—	361	278	313
Denominator for diluted EPU (common units)	113,051	113,255	113,291	112,795
Basic EPU	$(0.29)	$0.19	$0.14	$1.34
Diluted EPU	$(0.29)	$0.19	$0.14	$1.33

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Conversion of redeemable noncontrolling interests	973	975	954	893
Conversion of Series I preferred units	176	176	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•weighted average shares related to COPT’s forward equity sale agreements for the nine months ended September 30, 2019 of 503,000;
•weighted average restricted units and deferred share awards for the three months ended September 30, 2020 and 2019 of 429,000 and 436,000, respectively, and for the nine months ended September 30, 2020 and 2019 of 432,000 and 441,000, respectively;
•weighted average options for the three and nine months ended September 30, 2019 of 3,000 and 16,000, respectively; and
•weighted average unvested TB-PIUs for the three months ended September 30, 2020 and 2019 of 91,000 and 62,000, respectively, and for the nine months ended September 30, 2020 and 2019 of 85,000 and 47,000, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2020, management believes that it is reasonably possible that we could recognize a loss of up to $3.1 million for certain municipal tax claims. While we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $33 million as of September 30, 2020. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2020, we do not expect any such future fundings will be required.

Effects of COVID-19

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures has enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until effective vaccinations have been developed and then distributed and administered to much of the population. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. The outbreak has significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and similar pandemics, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

•disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;
•our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•shortages in supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;
•access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities;
•our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development; and
•an increase in the pace of businesses implementing remote work arrangements over the long-term, which would adversely effect demand for office space.

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict.

18.    Subsequent Event

On October 30, 2020, we sold a 90% interest in two data center shell properties in Virginia based on an aggregate property value of $90 million and retained a 10% interest in the properties through B RE COPT DC JV II LLC (“B RE COPT”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $81 million. We are accounting for our interest in the joint venture using the equity method of accounting.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2020, we:

•finished the period with our office and data center shell portfolio 93.8% occupied and 94.4% leased;
•placed into service 1.2 million square feet in six newly-developed properties (including three data center shell properties and three office properties in our Redstone Arsenal sub-segment), expansions of two fully-operational properties and one redeveloped property that were 99.2% leased as of September 30, 2020;
•refinanced unsecured senior notes due to mature in June 2021 with a new note issuance on September 17, 2020 by:
◦issuing $400.0 million of 2.25% Notes at an initial offering price of 99.416% of their face value. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were approximately $395.3 million;
◦completing a tender offer for $300.0 million of 3.70% Notes, which resulted in our purchase of $122.9 million, or 40.98%, of the notes for $126.0 million plus accrued interest; and
◦initiating the redemption of the remaining $177.1 million of 3.70% Notes, which was completed on October 19, 2020 for $180.9 million plus accrued interest.
We initially used the remaining proceeds from the 2.25% Notes issuance to repay borrowings under our Revolving Credit Facility and for general corporate purposes, which included the cash settlement of three forward-starting interest rate swaps and accrued interest thereon for $53.1 million. We subsequently used borrowings under our Revolving Credit Facility to fund the 3.70% Notes redemption on October 19, 2020; and
•amended an existing term loan facility to increase the loan amount by $150.0 million and reduce the LIBOR interest rate spread on the facility. We used the resulting loan proceeds to repay borrowings under our Revolving Credit Facility that funded development costs.

In addition, effective March 16, 2020, Paul R. Adkins resigned from his position as Executive Vice President and Chief Operating Officer. We commenced a search for candidates to replace Mr. Adkins and, in the interim, have senior level employees handling his responsibilities.

On October 30, 2020, we sold a 90% interest in two data center shell properties in Virginia based on an aggregate property value of $90 million and retained a 10% interest in the properties through B RE COPT, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $81 million, which was used to repay borrowings under our Revolving Credit Facility.

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

In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•how we expect to generate cash for short and long-term capital needs; and
•our commitments and contingencies.

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

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

•general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability and property values;
•adverse changes in the real estate markets, including, among other things, increased competition with other companies;
•risks and uncertainties regarding the impact of the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread, on our business, the real estate industry and national, regional and local economic conditions;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by our strategic customers;
•our ability to borrow on favorable terms;
•risks of real estate acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;
•risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;
•changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;
•our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;
•possible adverse changes in tax laws;
•the dilutive effects of issuing additional common shares;
•our ability to achieve projected results;
•security breaches relating to cyber attacks, cyber intrusions or other factors; and
•environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements.

Effects of COVID-19

Pandemic Overview

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures has enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until effective vaccinations have been developed and then distributed and administered to much of the population. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. COVID-19 has significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

Effect on Real Estate Industry

COVID-19 has significantly affected the operations of much of the commercial real estate industry as certain tenants’ operations, including the ability to use space and run businesses, have been disrupted. This has adversely affected tenants’ ability to sustain their businesses, including their ability, or willingness, to fulfill their lease obligations. The industry has also been significantly impacted by the economic disruption that COVID-19 has triggered, which has affected the ability to lease space in many property types to new and existing tenants at favorable terms. Key demand drivers for office space, such as employment levels, business confidence and corporate profits, have been adversely affected. In addition, after months of businesses operating in significant part through remote work arrangements out of necessity, the pace of such arrangements becoming more prevalent long-term could accelerate, adversely affecting office space demand, although that effect may be offset by a slowing in the trend toward adoption of shared office and open workplace structures due to greater social distancing concerns. As a result, the commercial real estate industry, including office real estate, has suffered adverse impacts in its operations, financial conditions and cash flows due to the COVID-19 pandemic and faces the potential for lasting future effects.

Effect on the Company

Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, representing 167 of the portfolio’s 176 properties, or 88.0%, of our annualized rental revenue as of September 30, 2020. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high-priority security, defense and IT missions. As a result, most of these properties were designated as “essential businesses,” and therefore exempt from many of the restrictions that otherwise have affected much of the commercial real estate industry. Furthermore, since the tenants in these properties are mostly the USG, or contractors of the USG who continue to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations will not be disrupted. Our Defense/IT Locations do include tenants serving as amenities to business parks housing our properties (such as restaurant, retail and personal service providers); while these tenants’ operations have been significantly disrupted by COVID-19, our annualized rental revenue from these tenants is not significant.

As of September 30, 2020, we owned seven Regional Office properties, representing 11.5% of our office and data center shell portfolio’s annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; and four Northern Virginia properties. While these properties include tenants in the financial services, health care and public health sectors, which, as “essential businesses,” have been exempt from restrictions on operations, they also include a number of non-essential business tenants. These properties are more subject to traditional office fundamentals than our Defense/IT Locations and therefore face much of the enhanced risk in adverse impacts from COVID-19 described above.

The pandemic has affected the manner in which we conduct our operations in the following ways:

•for the operations of our properties;
◦we consulted with medical experts in developing an approach to safely operate our properties during the pandemic;
◦we use manufacturer recommended heating and air conditioning filters to ensure appropriate outside air distribution;
◦we proactively engaged our tenants to help them through unknowns as pandemic concerns heightened and restrictive measures were being instituted, and maintained that engagement to ensure communication regarding steps we were taking in our business operations, any changes in tenant operations (such as office closures or revised work schedules) and the existence of any actual or presumed COVID-19 cases in properties;
◦our on-site property operations staff have been required to use personal protective equipment, such as masks, gloves and hand sanitizer, and implement other procedural changes to enhance separation and minimize spread;
◦we instituted enhanced cleaning measures, particularly for high touch areas and flat surfaces, and conducted special deep cleanings in properties potentially affected by actual or presumed COVID-19 cases;
◦we provided signage promoting proper social distancing practices and hand sanitizer stations for property common area lobbies; and
◦for properties that were not being used by tenants due to office closures or work from home arrangements, we locked down public (non-tenant) access to the properties for security purposes and instituted other measures aimed at managing costs;

•for our employees:
◦our staff deemed to be essential, including our executives, select other members of our leadership team and most of our property management team, have continued to report to their normal work locations; and
◦most of our other staff worked from home from mid-March until the end of May, when most began reporting to their normal work locations on a weekly rotational basis; and
•for our leasing activities:
◦we continued active engagement for lease transactions already in progress while business closures were in place;
◦during periods of time in which we were unable to physically show space to prospective tenants (from mid-March until late May to mid-June), we showed space to new prospective tenants using a combination of virtual technology and pre-recorded video tours; and
◦we implemented new advertising strategies to promote space availability.

As of the date of this filing, we believe that COVID-19 has not significantly affected our results of operations. Our:

•same property NOI from real estate operations decreased 1.6% for the three months ended September 30, 2020 and increased 0.3% for the nine months ended September 30, 2020 relative to the comparable 2019 periods. These changes included the effect of $1.1 million and $2.7 million increases in provisions for collectability losses and $739,000 and $1.3 million decreases in parking revenue in the three and nine months ended September 30, 2020, respectively, relative to the comparable 2019 periods. Substantially all of the increases in collectibility losses was attributable to tenants whose operations were significantly disrupted by the pandemic (including primarily tenants serving as amenities to Defense/IT Location properties);
•other lease revenue collections were not significantly affected by the pandemic. However, we have agreed to deferred payment arrangements for approximately $2.6 million in lease receivables to be repaid in most cases by 2021 with primarily Regional Office tenants and tenants serving as amenities to Defense/IT Location properties whose operations were significantly disrupted;
•office and data center shell portfolio was 93.8% occupied (compared to 92.9% at year end) and 94.4% leased (unchanged from year end) and our Same Properties portfolio was 92.5% occupied (compared to 91.8% at year end) and 93.2% leased (compared to 93.5% at year end);
•operating expenses included the effect of higher cleaning and maintenance related costs, which was partially offset by higher tenant expense reimbursements; and
•leadership team concluded that the economic disruption resulting from COVID-19 constituted a significant adverse change in the business climate that could affect the value of our Regional Office properties, which are dependent on commercial office tenants and could suffer increased vacancy as a result. Accordingly, we concluded that these circumstances constituted an indicator of impairment. We performed recovery analyses for each Regional Office property’s asset group and concluded that the carrying value of each asset group was recoverable from the respective estimated undiscounted future cash flows. As a result, no impairment loss was recognized.

While we do not currently expect that COVID-19 will significantly affect our results of operations, financial condition or cash flows, we believe that the impact of the pandemic will be dependent on future developments, including the duration of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

We believe that COVID-19 led to several leases being executed later than we previously expected, and the inability for us to physically show space to prospective tenants for a period of time due to restrictive measures served as an impediment to initiating new and progressing active leasing transactions. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future.

For our development activity, we have delivered space in five newly-constructed properties and expansions of two fully-operational properties on schedule since March 2020, and the 11 properties and expansion of one fully-operational property that were under development as of September 30, 2020 face minimal operational risk as they were 84% leased as of the date of this filing. COVID-19 enhances the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: jurisdictional permitting and inspections; factories’ ability to provide materials; and possible labor quarantines. These types of issues have not significantly affected us to date but could in the future, depending on COVID-19 related developments.

We do not expect that we will be required to incur significant additional capital expenditures on existing properties as a result of COVID-19.

In March 2020, due to the potential for financial market instability from the pandemic, we borrowed under our Revolving Credit Facility in order to pre-fund our short-term capital needs. As the capital markets remained stable in the second quarter of 2020, we repaid much of these borrowings in June 2020. We completed an issuance of $400.0 million in unsecured senior notes in September 2020, which enabled us to refinance $300.0 million in notes maturing in 2021, and we have no other significant debt maturities until 2022.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	September 30, 2020	December 31, 2019
Occupancy rates at period end
Total	93.8%	92.9%
Defense/IT Locations:
Fort Meade/BW Corridor	90.7%	92.4%
Northern Virginia Defense/IT	88.5%	82.4%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	95.6%	92.5%
Redstone Arsenal	99.5%	99.3%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.2%	93.7%
Regional Office	92.3%	88.1%
Other	68.4%	73.0%
Average contractual annual rental rate per square foot at period end (1)	$30.83	$31.28

(1)Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2019	19,173	17,816
Vacated upon lease expiration (1)	—	(365)
Occupancy for new leases (2)	—	459
Developed or redeveloped	1,241	1,220
Other changes	(25)	—
September 30, 2020	20,389	19,130

(1)Includes lease terminations and space reductions occurring in connection with lease renewals.
(2)Excludes occupancy of vacant square feet acquired or developed.

During the nine months ended September 30, 2020, we completed 2.7 million square feet of leasing, including: renewed leases on 1.9 million square feet, representing 84.3% of the square footage of our lease expirations (including the effect of early renewals); 520,000 square feet of development and redevelopment space; and 274,000 square feet of vacant space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 86.7% leased as of September 30, 2020 and 76.9% leased as of December 31, 2019, reflecting an increase from our leasing of 3.1 megawatts in April 2020. We have a lease for 11.25 megawatts in holdover status requiring six months’ notice for the tenant to terminate that we are negotiating for renewal.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•office and data center shell properties:
•stably owned and 100% operational throughout the current and prior year reporting periods.  We define these as changes from “Same Properties”;
•developed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and
•disposed; and
•our wholesale data center.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2020 and 2019

	For the Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$134,443	$130,734	$3,709
Construction contract and other service revenues	20,323	28,697	(8,374)
Total revenues	154,766	159,431	(4,665)
Operating expenses
Property operating expenses	51,552	49,714	1,838
Depreciation and amortization associated with real estate operations	35,332	34,692	640
Construction contract and other service expenses	19,220	27,802	(8,582)
Impairment losses	1,530	327	1,203
General, administrative and leasing expenses	7,467	7,929	(462)
Business development expenses and land carry costs	1,094	964	130
Total operating expenses	116,195	121,428	(5,233)
Interest expense	(17,152)	(17,126)	(26)
Interest and other income	1,746	1,842	(96)
Credit loss recoveries	1,465	—	1,465
Loss on early extinguishment of debt	(3,237)	—	(3,237)
Loss on interest rate derivatives	(53,196)	—	(53,196)
Equity in income of unconsolidated entities	477	396	81
Income tax (expense) benefit	(16)	131	(147)
Net (loss) income	$(31,342)	$23,246	$(54,588)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$118,830	$117,360	$1,470
Lease termination revenue	609	823	(214)
Provision for collectability losses included in lease revenue	(1,089)	(39)	(1,050)
Other property revenue	515	1,227	(712)
Same Properties total revenues	118,865	119,371	(506)
Developed and redeveloped properties placed in service	9,510	2,885	6,625
Wholesale data center	6,068	6,565	(497)
Dispositions	—	1,230	(1,230)
Other	—	683	(683)
	134,443	130,734	3,709
Property operating expenses
Same Properties	(46,342)	(45,636)	(706)
Developed and redeveloped properties placed in service	(1,566)	(513)	(1,053)
Wholesale data center	(3,642)	(3,374)	(268)
Dispositions	—	(164)	164
Other	(2)	(27)	25
	(51,552)	(49,714)	(1,838)

UJV NOI allocable to COPT
Same Properties	1,247	1,214	33
Retained interests in UJV formed in 2019	505	387	118
	1,752	1,601	151

NOI from real estate operations
Same Properties	73,770	74,949	(1,179)
Developed and redeveloped properties placed in service	7,944	2,372	5,572
Wholesale data center	2,426	3,191	(765)
Dispositions, net of retained interests in UJV formed in 2019	505	1,453	(948)
Other	(2)	656	(658)
	$84,643	$82,621	$2,022

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$66,183	$66,405	$(222)
Regional Office	7,131	8,163	(1,032)
Other	456	381	75
	$73,770	$74,949	$(1,179)

Same Properties rent statistics
Average occupancy rate	92.4%	91.6%	0.8%
Average straight-line rent per occupied square foot (1)	$6.54	$6.56	$(0.02)

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 152 properties, comprising 81.3% of our office and data center shell portfolio’s square footage as of September 30, 2020. This pool of properties changed from the pool used for purposes of comparing 2019 and 2018 in our 2019 Annual Report on Form 10-K due to the addition of five properties placed in service and 100% operational on or before January 1, 2019.

NOI from real estate operations of our Same Properties pool decreased primarily due to lower parking revenue and higher provisions for collectibility losses, substantially all of which was attributable to the effects of COVID-19, as well as higher maintenance expenses.

NOI from real estate operations of our developed and redeveloped properties placed in service included 15 properties placed in service in 2019 and 2020, while our dispositions included our decrease in ownership in 2019 of nine data center shells.

NOI from real estate operations of our wholesale data center decreased due primarily to higher repairs and maintenance expenses and slightly lower occupancy.

NOI from Service Operations

	For the Three Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$20,323	$28,697	$(8,374)
Construction contract and other service expenses	(19,220)	(27,802)	8,582
NOI from service operations	$1,103	$895	$208

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

Loss on extinguishment of debt

Our loss on early extinguishment of debt in the current period was attributable to our purchase of the 3.70% Senior Notes due 2021.

Loss on interest rate derivatives

As described further in Note 10 to our consolidated financial statements, we recognized a loss in the current period on interest rate swaps previously designated as cash flow hedges of interest expense on forecasted future borrowings that we determined would probably not occur.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2020 and 2019

	For the Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$399,097	$395,495	$3,602
Construction contract and other service revenues	46,240	87,946	(41,706)
Total revenues	445,337	483,441	(38,104)
Operating expenses
Property operating expenses	151,755	147,045	4,710
Depreciation and amortization associated with real estate operations	101,540	104,290	(2,750)
Construction contract and other service expenses	44,052	85,130	(41,078)
Impairment losses	1,530	327	1,203
General, administrative and leasing expenses	23,111	26,066	(2,955)
Business development expenses and land carry costs	3,474	2,947	527
Total operating expenses	325,462	365,805	(40,343)
Interest expense	(50,789)	(54,275)	3,486
Interest and other income	5,233	5,977	(744)
Credit loss recoveries	161	—	161
Gain on sales of real estate	5	84,469	(84,464)
Loss on early extinguishment of debt	(3,237)	—	(3,237)
Loss on interest rate derivatives	(53,196)	—	(53,196)
Equity in income of unconsolidated entities	1,372	1,207	165
Income tax (expense) benefit	(95)	113	(208)
Net income	$19,329	$155,127	$(135,798)

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$357,005	$349,182	$7,823
Lease termination revenue	1,052	1,629	(577)
Provision for collectability losses included in lease revenue	(2,789)	(132)	(2,657)
Other property revenue	1,896	3,572	(1,676)
Same Properties total revenues	357,164	354,251	2,913
Constructed and redeveloped properties placed in service	22,251	5,716	16,535
Wholesale data center	19,695	22,996	(3,301)
Dispositions	(17)	10,278	(10,295)
Other	4	2,254	(2,250)
	399,097	395,495	3,602
Property operating expenses
Same Properties	(137,474)	(135,139)	(2,335)
Constructed and redeveloped properties placed in service	(3,936)	(1,173)	(2,763)
Wholesale data center	(10,338)	(9,830)	(508)
Dispositions	4	(864)	868
Other	(11)	(39)	28
	(151,755)	(147,045)	(4,710)

UJV NOI allocable to COPT
Same Properties	3,674	3,638	36
Retained interests in UJV formed in 2019	1,516	433	1,083
	5,190	4,071	1,119

NOI from real estate operations
Same Properties	223,364	222,750	614
Constructed and redeveloped properties placed in service	18,315	4,543	13,772
Wholesale data center	9,357	13,166	(3,809)
Dispositions, net of retained interests in UJV formed in 2019	1,503	9,847	(8,344)
Other	(7)	2,215	(2,222)
	$252,532	$252,521	$11

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$198,744	$198,564	$180
Regional Office	23,328	23,010	318
Other	1,292	1,176	116
	$223,364	$222,750	$614

Same Properties rent statistics
Average occupancy rate	92.4%	91.6%	0.8%
Average straight-line rent per occupied square foot (1)	$19.55	$19.66	$(0.11)

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

NOI from real estate operations of our constructed and redeveloped properties placed in service included 15 properties placed in service in 2019 and 2020, while our dispositions included our decrease in ownership in 2019 of nine data center shells.

NOI from real estate operations of our wholesale data center decreased due primarily to lease termination revenue recognized in the prior period that did not recur in the current period.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$46,240	$87,946	$(41,706)
Construction contract and other service expenses	(44,052)	(85,130)	41,078
NOI from service operations	$2,188	$2,816	$(628)

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with several of our tenants.

General, administrative and leasing expenses

General, administrative and leasing expenses decreased in large part due to lower professional fees and compensation related expenses in the current period.

Interest Expense

Interest expense decreased due primarily to increased capitalized interest resulting from a higher volume of active development projects and lower borrowings and interest rates on our Revolving Credit Facility.

Gain on sales of real estate

The gain on sales of real estate in the current period was due to our sale of a 90% interest in seven data center shell properties in 2019 that did not recur in the current period.

Loss on extinguishment of debt

Refer to our explanation above for the three-month periods.

Loss on interest rate derivatives

Refer to our explanation above for the three-month periods.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(31,342)	$23,246	$19,329	$155,127
Real estate-related depreciation and amortization	35,332	34,692	101,540	104,290
Depreciation and amortization on UJV allocable to COPT	819	790	2,455	1,922
Impairment losses on real estate	1,530	327	1,530	327
Gain on sales of real estate	—	—	(5)	(84,469)
FFO	6,339	59,055	124,849	177,197
Noncontrolling interests-preferred units in the Operating Partnership	(77)	(157)	(231)	(487)
FFO allocable to other noncontrolling interests	(1,074)	(1,429)	(14,614)	(3,588)
Basic FFO allocable to share-based compensation awards	(119)	(248)	(449)	(662)
Basic FFO available to common share and common unit holders	5,069	57,221	109,555	172,460
Redeemable noncontrolling interests	—	34	103	100
Diluted FFO available to common share and common unit holders	5,069	57,255	109,658	172,560
Loss on early extinguishment of debt	3,237	—	3,237	—
Loss on interest rate derivatives	53,196	—	53,196	—
Demolition costs on redevelopment and nonrecurring improvements	11	—	63	44
Executive transition costs	—	—	—	4
Non-comparable professional and legal expenses	—	175	—	486
Dilutive preferred units in the Operating Partnership	77	—	231	—
FFO allocation to other noncontrolling interests resulting from capital event	—	—	11,090	—
Diluted FFO comparability adjustments for redeemable noncontrolling interests	34	—	—	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(139)	—	(307)	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$61,485	$57,430	$177,168	$173,092

Weighted average common shares	111,811	111,582	111,778	111,036
Conversion of weighted average common units	1,240	1,312	1,235	1,323
Weighted average common shares/units - Basic FFO per share	113,051	112,894	113,013	112,359
Dilutive effect of share-based compensation awards	274	361	278	313
Redeemable noncontrolling interests	—	109	125	123
Weighted average common shares/units - Diluted FFO per share	113,325	113,364	113,416	112,795
Dilutive convertible preferred units	176	—	176	—
Redeemable noncontrolling interests	109	—	—	—
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,610	113,364	113,592	112,795

Diluted FFO per share	$0.04	$0.51	$0.97	$1.53
Diluted FFO per share, as adjusted for comparability	$0.54	$0.51	$1.56	$1.53

Denominator for diluted EPS	111,811	111,943	112,056	111,472
Weighted average common units	1,240	1,312	1,235	1,323
Redeemable noncontrolling interests	—	109	125	—
Anti-dilutive EPS effect of share-based compensation awards	274	—	—	—
Denominator for diluted FFO per share	113,325	113,364	113,416	112,795
Dilutive convertible preferred units	176	—	176	—
Redeemable noncontrolling interests	109	—	—	—
Denominator for diluted FFO per share, as adjusted for comparability	113,610	113,364	113,592	112,795

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2020 (in thousands):

Development and redevelopment	$288,345
Tenant improvements on operating properties (1)	21,162
Capital improvements on operating properties	26,536
$336,043

(1)Tenant improvement costs incurred on newly-constructed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $2.0 million when comparing the nine months ended September 30, 2020 and 2019.

Net cash flow used for investing activities increased $287.3 million when comparing the nine months ended September 30, 2020 and 2019. This increase included the effect of $53.1 million paid in the current period to cash settle interest rate swaps and an offset to cash outlays in the prior period resulting from $237.2 million in proceeds from our sale of a 90% interest in properties.

Net cash flow provided by financing activities in the nine months ended September 30, 2020 was $233.7 million, and included the following:

•net proceeds from debt borrowings of $348.3 million, which included the net increase from our issuance of the 2.25% Notes and purchase of the 3.70% Notes; offset in part by
•dividends and/or distributions to equity holders of $93.8 million.

Net cash flow used in financing activities in the nine months ended September 30, 2019 was $22.6 million, and included the following:

•dividends and/or distributions to equity holders of $93.5 million; offset in part by
•net proceeds from the issuance of common shares (or units) of $46.4 million; and
•net proceeds from debt borrowings of $35.7 million.

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

As of September 30, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding preferred units were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

For COPT to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually to at least 90% of its ordinary taxable income. As a result of this distribution requirement, it cannot rely on retained earnings to fund its ongoing operations to the same extent that some other companies can. COPT may need to continue to raise capital in the equity markets to fund COPLP’s development activities and acquisitions.

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties and improvements to existing properties.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of September 30, 2020, COPLP had $11.5 million in cash and cash equivalents.

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

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings (net of any related hedging costs), equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of September 30, 2020, the maximum borrowing capacity under this facility totaled $800.0 million, of which $743.0 million was available.

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

We believe that COPLP’s liquidity and capital resources are adequate for its near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when capital markets otherwise warrant. As discussed above, on October 30, 2020, we sold a 90% interest in two data center shell properties for $81 million, which was used to repay borrowings under our Revolving Credit Facility, and we retained a 10% interest in the properties through a joint venture. In addition, as of the date of this filing, we have a firm commitment for the sale of 80% of our ownership interest in GI-COPT DC Partnership LLC, an unconsolidated joint venture, for approximately $61 million. We believe that we have the ability to raise additional equity by selling interests in data center shells through joint ventures.

Our contractual obligations as of September 30, 2020 included the following (in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$177,052	$12,031	$474,558	$470,578	$277,649	$767,723	$2,179,591
Scheduled principal payments (3)	1,048	3,955	4,498	3,553	2,334	2,294	17,682
Interest on debt (3)(4)	16,218	63,388	62,392	45,717	27,625	20,719	236,059
Development and redevelopment obligations (5)(6)	41,644	22,090	2,748	—	—	—	66,482
Third-party construction cost obligations (6)(7)	7,072	13,375	—	—	—	—	20,447
Tenant and other building improvements (3)(6)	18,123	33,531	10,770	—	—	—	62,424
Property finance leases (principal and interest) (3)	—	14	14	—	—	—	28
Property operating leases (3)	615	2,513	2,566	2,601	2,636	118,295	129,226
Total contractual cash obligations	$261,772	$150,897	$557,546	$522,449	$310,244	$909,031	$2,711,939

(1)The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).
(2)Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $15.7 million. Maturities included $177.1 million in 2020, representing our 3.70% Notes that were redeemed in October 2020 using borrowings under our Revolving Credit Facility, and $57.0 million in 2023 that may be extended to 2024, subject to certain conditions.
(3)We expect to pay these items using cash flow from operations.
(4)Represents interest costs for our outstanding debt as of September 30, 2020 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2020 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.
(5)Represents contractual obligations pertaining to new development and redevelopment activities.
(6)Due to the long-term nature of certain development and construction contracts and leases included in these lines, the amounts reported in the table represent our estimate of the timing for the related obligations being payable.
(7)Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

We expect to spend approximately $75 million on development costs and approximately $30 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2020.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2020, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the nine months ended September 30, 2020.

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

The following table sets forth as of September 30, 2020 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt (1)	$177,999	$3,875	$4,033	$416,591	$279,443	$737,442	$1,619,383
Weighted average interest rate	3.70%	3.97%	3.98%	3.70%	5.16%	3.45%	3.84%
Variable rate debt (2)	$101	$12,111	$475,023	$57,540	$540	$32,575	$577,890
Weighted average interest rate (3)	2.01%	2.00%	1.37%	1.21%	1.66%	1.67%	1.39%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $15.7 million.
(2)As of September 30, 2020, maturities included $177.1 million in 2020, representing our 3.70% Notes that were redeemed in October 2020, and $57.0 million in 2023 that may be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of September 30, 2020 for variable rate debt.

The fair value of our debt was $2.2 billion as of September 30, 2020.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $55 million as of September 30, 2020.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2020 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.7 million in the nine months ended September 30, 2020 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of September 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of September 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Other than as set forth below, there have been no material changes to the risk factors and uncertainties relating to our business and the ownership of our securities as previously set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

We may suffer further adverse effects from the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread. Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures has enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until effective vaccinations have been developed and then distributed and administered to much of the population. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. The outbreak has significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and similar pandemics, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

•disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;
•our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;

•shortages in supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;
•access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities;
•our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development; and
•an increase in the pace of businesses implementing remote work arrangements over the long-term, which would adversely effect demand for office space.

The extent of the effect on our operations, financial condition, cash flows and ability to make expected distributions to shareholders will be dependent on future developments, including the duration of the pandemic and any future resurgence thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Moreover, some of the risks described in the risk factors set forth in Item 1A of our 2019 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q may be more likely to impact us as a result of COVID-19 and the responses to curb its spread, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

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

10.1
First Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 17, 2020 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Stephen E. Budorick		/s/ Stephen E. Budorick
	Stephen E. Budorick		Stephen E. Budorick
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	October 30, 2020	Dated:	October 30, 2020