Form 10-K
period 2020-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2021-02-12
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
    Corporate Office Properties Trust ☐
    Corporate Office Properties, L.P. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
    Corporate Office Properties Trust ☒
    Corporate Office Properties, L.P. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Corporate Office Properties Trust ☐ Yes   ☒ No
    Corporate Office Properties, L.P. ☐ Yes   ☒ No

The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.2 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of and the number of outstanding shares as of June 30, 2020. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 22, 2021, 112,181,219 of Corporate Office Properties Trust’s common shares were outstanding.

The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $24.2 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange as of June 30, 2020 and the number of outstanding units as of June 30, 2020.

Portions of the proxy statement of Corporate Office Properties Trust for its 2021 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2020, COPT owned 98.6% of the outstanding common units in COPLP; the remaining common units and all of the outstanding COPLP preferred units were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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
•the following notes to the consolidated financial statements:
•Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;
•Note 9, Prepaid Expenses and Other Assets, Net of COPT and subsidiaries and COPLP and subsidiaries;
•Note 13, Equity of COPT and subsidiaries;
•Note 14, Equity of COPLP and subsidiaries; and
•Note 19, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;
•“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and
•“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2020, our properties included the following:
•181 properties totaling 21.0 million square feet comprised of 16.2 million square feet in 155 office properties and 4.7 million square feet in 26 single-tenant data center shell properties (“data center shells”). We owned 17 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a critical load of 19.25 megawatts;
•11 properties under development (nine office properties and two data center shells), including three partially-operational properties, that we estimate will total approximately 1.5 million square feet upon completion; and
•approximately 830 acres of land controlled for future development that we believe could be developed into approximately 10.4 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2020, COPT owned 98.6% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants in our Defense/IT Locations properties. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge- and technology-based activities (i.e., cyber security, research and development and other highly technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, which as of December 31, 2020 accounted for 171 of the portfolio’s 181 properties, representing 87.1% of its annualized rental revenue, and we control developable land to accommodate future growth in this portfolio. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to: their proximity to defense installations or other key demand drivers; the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and significant investments often made by tenants for unique needs such as Secure Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy.

In recent years, data center shells have been a significant growth driver for our Defense/IT Locations. Data center shells are properties leased to tenants to be operated as data centers in which we provide tenants with only the core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure. From 2013 through 2020, we placed into service 26 data center shells totaling 4.7 million square feet, and we had an additional two under development totaling 420,000 square feet as of December 31, 2020.  We enter into long-term leases for these properties prior to commencing development, with triple-net structures and multiple extension options and rent escalators to provide future growth. Additionally, our tenants’ funding of the costs to fully power and equip these properties significantly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•properties’ proximity to defense installations and other knowledge- and technology-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:
•office properties are proximate to such mission-critical facilities as Fort George G. Meade (which houses over 100 Department of Defense organizations and agencies, including ones engaged in signals intelligence, such as U.S. Cyber Command and Defense Information Systems Agency) and Redstone Arsenal (one of the largest defense installations in the United States, housing priority missions such as Army procurement, missile defense, space exploration, and research and development, testing and engineering of advanced weapons systems); and
•data center shells located in Northern Virginia, proximate to the MAE-East Corridor, which is a major Network Access Point in the United States for interconnecting traffic between Internet service providers;
•well-established relationships with the USG and its contractors;
•extensive experience in developing:
•high quality, highly-efficient office properties;
•secured, specialized space, with the ability to satisfy the USG’s unique needs (including SCIF and ATFP requirements); and
•data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and
•depth of knowledge, specialized skills and credentialed personnel in operating highly-specialized properties with unique security-oriented requirements.

Regional Office Strategy: While Defense/IT Locations are our primary focus, we also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region due to our strong market knowledge in that region. We believe that these submarkets possess the following favorable characteristics: (1) mixed-use, lifestyle oriented locations with a robust residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; and (4) a diverse employment base. As of December 31, 2020, we owned eight Regional Office properties, representing 12.5% of our office and data center shell portfolio’s annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; four Northern Virginia properties proximate to existing or future Washington Metropolitan Area Metrorail stations and major interstates; and a newly-developed property in Washington, D.C.’s central business district.

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

We aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and operating costs; (3) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction; and (4) participating in the annual Global Real Estate Sustainability Benchmark (“GRESB”) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last six years, representing the highest quadrant of achievement on the survey.

Property Development and Acquisition Strategy: We expand our operating portfolio primarily through property developments in support of our Defense/IT Locations strategy, and we have significant land holdings that we believe can further support that growth while serving as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment, and therefore typically prefer properties to be significantly leased prior to commencing development. To a lesser extent, we may also pursue growth through acquisitions, seeking to execute such transactions at attractive yields and below replacement cost.

Capital Strategy: Our capital strategy is aimed at maintaining continuous access to capital irrespective of market conditions in the most cost-effective manner by:

•maintaining an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks;
•using secured nonrecourse debt from institutional lenders and banks;
•managing our debt by monitoring, among other things: (1) the relationship of certain measures of earnings to our debt level and to certain capital costs; (2) the timing of debt maturities to ensure that maturities in any one year do not exceed levels that we believe we can refinance; (3) our exposure to changes in interest rates; and (4) our total and secured debt levels relative to our overall capital structure;
•raising equity through issuances of common shares in COPT and common units in COPLP, joint venture structures for certain investments and, to a lesser extent, issuances of preferred shares in COPT and preferred units in COPLP;
•monitoring capacity available under revolving credit facilities and equity offering programs to provide liquidity to fund investment activities;
•paying dividends at a level that is at least sufficient for us to maintain our REIT status;
•recycling proceeds from sales of interests in properties to fund our investment activities and/or reduce overall debt; and
•continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2020, our operations included the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. Our Defense/IT Locations segment included the following sub-segments:

•Fort George G. Meade and the Baltimore/Washington Corridor (referred to herein as “Fort Meade/BW Corridor”);
•Northern Virginia Defense/IT Locations;
•Lackland Air Force Base in San Antonio, Texas;
•locations serving the U.S. Navy (referred to herein as “Navy Support Locations”). Properties in this sub-segment as of December 31, 2020 were proximate to the Washington Navy Yard in Washington, D.C., the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;
•Redstone Arsenal in Huntsville, Alabama; and
•data center shells in Northern Virginia (including 17 owned through unconsolidated real estate joint ventures).

As of December 31, 2020, Defense/IT Locations comprised 171 of our office and data center shell portfolio’s properties, representing 89.4% of its square feet in operations, while Regional Office comprised eight of the portfolio’s properties, or 9.9% of its square feet in operations. Our Wholesale Data Center segment is comprised of one property in Manassas, Virginia.
For information relating to our segments, refer to Note 17 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Human Capital

Our Workforce: As of December 31, 2020, our workforce was comprised of 406 employees based in Maryland, where we are headquartered, Texas, Virginia, Alabama and Washington, D.C. Our workforce has varying expertise, and includes:

•Building Technicians (175 employees): Skilled trades professionals, who perform mechanical maintenance, maintain our operating systems and service our buildings overall.
•Operations Management (70 employees): Property managers and support staff who support our tenant customer needs.
•Asset Management and Leasing (11 employees): Customer-facing leaders who drive the financial performance of our assets.
•Development and Construction (30 employees): Project managers and support staff who drive our development pipeline and interior design.
•Finance and Accounting (65 employees): Professionals who manage our financial activities.
•Company Support Functions (42 employees): Includes Human Resources, Investor Relations, Investments, Legal, Marketing, Information Technology, Facility Security and Corporate Administrative Support.
•Senior Leadership (13 employees): Our business line and Company leaders, including our Named Executive Officers, who interface with our Board of Trustees and shareholders and manage our business strategy, functional activities, risk and overall success.

In support of our Defense/IT Locations strategy, approximately one-third of our employees carry government credentials.

We operate in markets in which we compete for human capital. We rely on our employees to drive our success and we support them with a variety of programs to enhance their workplace engagement and job fulfillment.

Culture and Workforce Engagement: We develop and reinforce our culture by emphasizing our core values, illustrated by the actiiVe acronym. actiiVe stands for: Accountability, Commitment, Teamwork, Integrity, Innovation, Value Creation and Excellence. These values are intended to serve as a compass to our workforce to inform behavior and fuel our success.

We believe in equal opportunity, engagement and ethics. All employees must adhere to our Code of Business Conduct. We survey our workforce annually to measure engagement, use the feedback to enhance engagement and believe that this has helped us achieve annual “best workplace” honors for over a decade.

Compensation Program: Our compensation philosophy is driven by accountability, which results in a pay-for-performance structure. Our compensation program includes: base salary; an annual cash bonus program based on the achievement of individual, business unit and company objectives; health and welfare benefits; a retirement savings plan with a company match;

financially supported learning programs; and employee recognition programs. We also grant common equity to all new full-time employees and provide our senior leadership and high performers with the ability to earn additional grants to align their interests with those of our shareholders and to incent retention.

Wellbeing and Safety: We view wellbeing as including five pillars: Physical, Emotional, Career, Financial and Community. We design programs to support each of these pillars. We directly incent wellbeing behaviors through a points-driven program each year. Employees who achieve the points threshold receive reductions in medical premiums or funds towards their health savings accounts. We believe this program enhances employee wellbeing and reduces medical costs.

Safety is a key part of our employee wellbeing, largely weighted in the Physical pillar. Recognizing this, we conduct job-tailored safety training on an ongoing basis. We also monitor our workers’ compensation claims to measure the effectiveness of our safety program.

With wellbeing and safety in mind, during the COVID-19 pandemic in 2020, we:

•consulted with medical experts in developing an approach to safely operate our properties and workplaces;
•required our on-site property operations staff to use COPT-provided personal protective equipment, such as masks, gloves and hand sanitizer, and implement other procedural changes to enhance separation and minimize spread;
•instituted enhanced cleaning measures, particularly for high touch areas and flat surfaces;
•provided signage promoting proper social distancing practices and hand sanitizer stations for property common areas; and
•had most of our employees (other than on-site property operations staff) work from home from mid-March until the end of May, when most began reporting to their normal work locations on a bi-weekly rotational basis.

Talent Development: We aim to attract, retain and develop our top talent throughout the employment cycle in order to enhance our talent pool. During 2020, our workforce grew to support the business’ overall growth and we hired 39 employees. In 2020, 27 employees departed the Company, resulting in a 6.75% attrition rate.

We offer robust learning programs to all employees, including educational assistance for college-level and vocational degree programs, and cover all expenses for licenses and certifications, management and leadership courses, key skills training and industry and professional conferences. Further, we offer internship and mentorship programs to facilitate teaching and learning from others.

Community Engagement: We encourage employee engagement with our communities to facilitate personal growth and connection and to enhance our citizenship within our communities. We provide a platform for employees to engage with communities by contributing time, effort, money and expertise, which includes providing employees eight hours of paid time per year to engage in volunteer activities to serve our community directly, in a company-organized, team or individual format. Our employees select community non-profits for Corporate giving grants and for volunteer time contributions. We empower our employees to become involved and fuel our success in community partnerships.

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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in a separate section at the end of this report beginning on page F-1.

Risks Associated with the Real Estate Industry and Our Properties

Our performance and asset value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate industry which, in turn, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

•downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;
•competition from other properties;
•trends in office real estate that may adversely affect future demand, including telecommuting and flexible workplaces;
•deteriorating local real estate market conditions, such as oversupply, reduction in demand and decreasing rental rates;
•declining real estate valuations;
•adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;
•adverse changes resulting from the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread, on our business, the real estate industry and national, regional and local economic conditions;
•government actions and initiatives, including risks associated with the impact of prolonged government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by our strategic customers;
•increasing operating costs, including insurance, utilities, real estate taxes and other expenses, some of which we may not be able to pass through to tenants;
•increasing vacancies and the need to periodically repair, renovate and re-lease space;
•increasing interest rates and unavailability of financing on acceptable terms or at all;
•unavailability of financing for potential purchasers of our properties;
•adverse changes in taxation or zoning laws;
•potential inability to secure adequate insurance;
•adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and
•potential liability under environmental or other laws or regulations.

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from renting our properties. Certain of our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that these costs will not necessarily decline and may increase even if our revenues decline.

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

We may be adversely affected by developments concerning our major tenants or the USG and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge- and technology-based activities. As of December 31, 2020, our 10 largest tenants accounted for 62.7% of our total annualized rental revenue, the three largest of these tenants accounted for 48.8%, and the USG, our largest tenant, accounted for 34.1%. We calculate annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2020; with regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our leases with the USG provide for a series of one-year terms. The USG may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our largest tenants fail to make rental payments to us over an extended period of time, including as a result of a prolonged government shutdown, or if the USG elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms.

As of December 31, 2020, 87.1% of our office and data center shell properties’ total annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration from properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge- and technology-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

Our future ability to fuel growth and raise capital through data center shell development may be adversely affected should we suffer a loss of future development opportunities with our data center shell customer. Data center shells have been a significant growth driver for us in recent years, enabling us to develop and place into service fully-occupied, single-tenant properties, with long-term leases and rent escalators for future growth. These properties have garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures in recent years at favorable profit margins, and to apply the proceeds towards other development opportunities. Our data center shell activity is concentrated with one customer. If that customer no longer chooses to allocate development opportunities to us, we may have limited opportunities to continue to use data center shells as a growth driver and possible source of future capital.

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

We may be adversely affected by trends in the office real estate industry. Businesses are increasingly permitting employee telecommuting, flexible work schedules, open workplaces and teleconferencing. There has also been a trend of businesses utilizing shared office and co-working spaces. These practices enable businesses to reduce their space requirements. These trends, some of which could potentially accelerate as a result of changes in work practices during the COVID-19 pandemic, could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face with acquisitions in more familiar regions, such as our not sufficiently anticipating conditions or trends in a new market and therefore not being able to operate the acquired property profitably.

In addition, we may acquire properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Examples of unknown liabilities with respect to acquired properties include, but are not limited to:

•liabilities for remediation of disclosed or undisclosed environmental contamination;
•claims by tenants, vendors or other persons dealing with the former owners of the properties;
•liabilities incurred in the ordinary course of business; and
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Data center space in certain of our office properties may be difficult to reposition for alternative uses. Certain of our office properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are uniquely designed to run and maintain banks of computer servers. Data centers are subject to obsolescence risks. In the event that we needed to reposition such space for another use, the renovations required to do so could be difficult and costly, and we may, as a result, deem such renovations to be impractical.

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

We may be adversely affected by natural disasters and the effects of climate change. Natural disasters, including earthquakes and severe storms could adversely impact our properties. The potential consequences of climate change could also adversely impact our properties, particularly those located in Baltimore City near the waterfront, and, over time, could adversely affect demand for space and our ability to operate the properties effectively and result in additional operating costs.

Terrorist attacks or incidents related to social unrest may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas or near military installations. Future terrorist attacks or incidents related to social unrest could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack or incident, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity or unrest, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms.

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
Our business could be adversely affected by a negative audit by the USG. Agencies of the USG, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The USG also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Risks Associated with Financing and Other Capital-Related Matters

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

•we may not be able to refinance our existing indebtedness, or may only be able to do so on terms that are less favorable to us than the terms of our existing indebtedness;
•in the event of our default under the terms of our Revolving Credit Facility, COPLP could be restricted from making cash distributions to COPT unless such distributions are required to maintain COPT’s qualification as a REIT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund such distributions; and
•if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants for certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

Most of our unsecured debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt.
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase.

As of December 31, 2020, we had $2.1 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Our operations likely will not generate enough cash flow to repay all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance, extend the repayment date of, or otherwise raise funds required to repay, our debt by its maturity date, we would default on such debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

We may suffer adverse effects from changes in the method of determining LIBOR or the replacement of LIBOR with an alternative interest rate. Our variable-rate debt and interest rate swaps use as a reference rate the London Interbank Offered Rate (“LIBOR”), as calculated for the U.S. dollar (“USD-LIBOR”). In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. While we have been closely monitoring developments in the LIBOR transition, we are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other governing bodies in the method used for determining LIBOR rates may result in a sudden or prolonged increase or decrease in reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although our variable rate debt and interest rate swaps will likely provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if the LIBOR rate were to remain available in its current form.

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

A number of factors could cause our security prices to decline. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our equity security issuances. These conditions include, but are not limited to:

•market perception of REITs in general and office REITs in particular;
•market perception regarding our major tenants and sector concentrations;
•the level of institutional investor interest in COPT;
•general economic and business conditions;
•prevailing interest rates;
•our financial performance;
•our underlying asset value;
•market perception of our financial condition, performance, dividends and growth potential; and
•adverse changes in tax laws.

We may be unable to continue to make distributions to our equityholders at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. Our ability to make distributions at expected levels is also dependent, in part, on other matters, including, but not limited to:

•continued property occupancy and timely receipt of rent from our tenants;
•the amount of future capital expenditures and expenses relating to our properties;
•our leasing activity and future rental rates;
•the strength of the commercial real estate market;
•our ability to compete;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;
•our costs of compliance with environmental and other laws;
•our corporate overhead levels;
•our amount of uninsured losses; and
•our decision to reinvest in operations rather than distribute available cash.

In addition, we can make distributions to the holders of our common shares/units only after we make preferential distributions to holders of any outstanding preferred shares/units.

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

Risks Associated with COVID-19

We may suffer further adverse effects from the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread. Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March 2020, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April 2020, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until vaccinations have been administered to much of the population, which is not expected to occur in the United States until at least mid- to late 2021. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. The outbreak significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and any similar pandemics should they occur, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

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

The extent of the effect on our operations, financial condition, cash flows and ability to make expected distributions to shareholders will be dependent on future developments, including the duration of the pandemic and any future resurgence or variants thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Moreover, some of the risks described in other risk factors set forth in this Annual Report on Form 10-K may be more likely to impact us as a result of COVID-19 and the responses to curb its spread, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

Other Risks

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because of our concentration on serving the USG and its contractors with a general focus on national security and information technology, we may be more likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to the USG.  We have preventative, detective and responsive measures in place to maintain the security and integrity of our networks and related systems that have to date enabled us to avoid breaches and disruptions that were individually, or in the aggregate, material. We also have insurance coverage in place in the event of significant future losses from breaches and disruptions. However, despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective in mitigating these risks. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including compromising the confidential information of our tenants, customers, vendors and employees, which could damage our relationships with such parties, and disrupting the proper functioning of our networks and systems on which much of our operations depend.

COPT’s ownership limits are important factors. COPT’s Declaration of Trust limits ownership of its common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. COPT’s Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of our outstanding common and preferred shares. We call these restrictions the “Ownership Limit.” COPT’s Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. The Ownership Limit and the restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares/units or otherwise be in the best interest of our equityholders.

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

If COPT fails to qualify as a REIT, it would be subject to Federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, COPT would remain disqualified as a REIT for four years following the year it first fails to qualify. If COPT fails to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our equityholders. In addition, if COPT fails to qualify as a REIT, it would no longer be required to pay distributions to shareholders. As a result of all these factors, COPT’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would likely have a significant adverse effect on the value of our shares/units.

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued. In addition, while REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation could result in REITs having fewer tax advantages, and therefore becoming a less attractive investment alternative. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our equityholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets, revenue or income.

Our tenants and contractual counterparties could be designated “Prohibited Persons” by the Office of Foreign Assets Control.  The Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit us from conducting business or engaging in transactions with Prohibited Persons. If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we would be required to terminate the lease or other agreement.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2020 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet or Megawatts (“MW”)	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Office and Data Center Shell Portfolio
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	31	3,821	91.7%	$141,020	$40.26
Howard County, MD	35	2,857	89.5%	71,930	28.09
Other	23	1,679	92.2%	46,816	30.09
Fort Meade/BW Corridor Subtotal / Average	89	8,357	91.0%	259,766	34.10
Northern Virginia Defense/IT	13	1,992	88.1%	61,334	34.96
Lackland Air Force Base	7	953	100.0%	53,402	53.57
Navy Support Locations	21	1,241	97.2%	34,556	28.65
Redstone Arsenal	15	1,454	99.4%	30,439	20.96
Data Center Shells:
Consolidated Properties	9	1,990	100.0%	32,349	16.26
Unconsolidated Joint Venture Properties (4)	17	2,749	100.0%	3,842	13.97
Defense/IT Locations Subtotal / Average	171	18,736	94.5%	475,688	31.05
Regional Office	8	2,066	92.5%	68,086	35.51
Other Properties	2	157	68.4%	2,623	24.37
Total Office and Data Center Shell Portfolio	181	20,959	94.1%	546,397	$31.50
Wholesale Data Center	1	19.25 MW	86.7%	24,638	N/A
Total Operating Properties				$571,035
Total Consolidated Operating Properties				$567,193

(1)This percentage is based upon all rentable square feet or megawatts under lease terms that were in effect as of December 31, 2020.
(2)Annualized rental revenue is the monthly contractual base rent as of December 31, 2020 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis.
(3)Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2020. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, was $31.11 for our total office and data center shell portfolio, $33.66 for the Fort Meade/BW Corridor (our largest Defense/IT Location sub-segment) and $34.85 for our Regional Office portfolio.
(4)Represents properties owned through unconsolidated real estate joint ventures. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of Annualized Rental Revenue that was allocable to our ownership interest.

The following table provides certain information about office and data center shell properties that were under development, or otherwise approved, as of December 31, 2020 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Development
Fort Meade/BW Corridor:
4600 River Road (2) College Park, Maryland	102	54%	4Q 21	$24,024	$6,710
610 Guardian Way Annapolis Junction, Maryland	107	100%	1Q 22	22,043	45,307
Subtotal / Average	209	78%		46,067	52,017

NoVA Defense/IT:
NoVA Office C Chantilly, Virginia	348	100%	4Q 21	59,914	46,305

Lackland Air Force Base:
Project EL San Antonio, Texas	107	100%	4Q 21	15,409	39,841

Navy Support:
Expedition VII St. Mary’s County, Maryland	30	60%	4Q 22	1,567	6,622

Redstone Arsenal:
6000 Redstone Gateway (2) Huntsville, Alabama	42	100%	3Q 21	8,639	1,157
8000 Rideout Road Huntsville, Alabama	100	9%	1Q 22	16,242	10,485
7100 Redstone Gateway Huntsville, Alabama	46	100%	1Q 21	9,100	2,066
Subtotal / Average	188	52%		33,981	13,708

Data Center Shells:
Parkstone A Northern Virginia	227	100%	2Q 23	5,199	60,401
Parkstone B Northern Virginia	193	100%	2Q 24	4,421	50,579
Subtotal / Average	420	100%		9,620	110,980

Regional Office:
2100 L Street (2) Washington, D.C.	190	56%	2Q 21	157,813	19,187

Total Under Development	1,492	84%		$324,371	$288,660

(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2)This property had occupied square feet in service as of December 31, 2020. Therefore, the property and its occupied square feet are included in our operating property statistics, including the information set forth on the previous page.

The following table provides certain information about land that we owned or controlled as of December 31, 2020, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	175	1,999
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	320	3,627
Northern Virginia Defense/IT Locations	29	1,136
Lackland Air Force Base	19	410
Navy Support Locations	38	64
Redstone Arsenal (1)	358	3,125
Data Center Shells	53	1,180
Total Defense/IT Locations	817	9,542
Regional Office	10	900
Total land owned/controlled for future development	827	10,442
Other land owned/controlled	43	638
Total Land Owned/Controlled	870	11,080

(1)This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Rental payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2020 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
2021: Office and Data Center Shells	1,485	$51,342	9.0%	$34.56
Wholesale Data Center	N/A	15,011	2.6%	N/A
2022: Office and Data Center Shells	2,311	73,574	12.9%	31.81
Wholesale Data Center	N/A	2,493	0.4%	N/A
2023: Office and Data Center Shells	1,868	64,560	11.3%	34.53
Wholesale Data Center	N/A	1,694	0.3%	N/A
2024: Office and Data Center Shells	2,538	67,288	11.8%	32.85
Wholesale Data Center	N/A	10	—%	N/A
2025: Office and Data Center Shells	2,978	110,868	19.4%	38.59
Wholesale Data Center	N/A	5,168	0.9%	N/A
2026: Office and Data Center Shells	1,481	38,332	6.7%	35.61
2027: Office and Data Center Shells	970	20,901	3.7%	32.51
Wholesale Data Center	N/A	29	—%	N/A
2028: Office and Data Center Shells	1,181	21,245	3.7%	29.63
Wholesale Data Center	N/A	233	—%	N/A
2029: Office and Data Center Shells	1,405	29,072	5.1%	26.45
2030: Office and Data Center Shells	817	12,775	2.2%	23.76
2031: Office and Data Center Shells	657	11,601	2.0%	17.66
2032: Office and Data Center Shells	21	576	0.1%	27.95
2033: Office and Data Center Shells	255	9,236	1.6%	36.21
2034: Office and Data Center Shells	369	4,187	0.7%	11.34
2035: Office and Data Center Shells	497	9,570	1.7%	19.24
2036: Office and Data Center Shells	748	14,462	2.5%	19.34
2037: Office and Data Center Shells	102	6,061	1.1%	58.30
2038: Office and Data Center Shells	39	618	0.1%	15.92
2063: Office and Data Center Shells (2)	—	129	—%	N/A
Total Operating Properties	19,722	$571,035	100.0%	N/A
Total Office and Data Center Shells	19,722	$546,397	100.0%	$31.50

(1)Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.
(2)Includes only ground leases.

With regard to office and data center shell property leases expiring in 2021, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2020 was, on average, approximately 1.5% to 3.5% higher than estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COPT’s common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The number of holders of record of COPT’s common shares was 462 as of January 22, 2021. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of January 22, 2021, there were 28 holders of record of COPLP’s common units.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2020, COPT issued 2,000 common shares in exchange for 2,000 COPLP common units in accordance with COPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2015 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“Nareit”):

220
200
180
160
140
120
100
80
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Corporate Office Properties Trust
S&P 500 Index
FTSE Nareit All Equity REIT Index

	Period Ended
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Corporate Office Properties Trust	$100.00	$148.61	$143.77	$108.05	$156.91	$145.75
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
FTSE Nareit All Equity REIT Index	$100.00	$108.63	$118.05	$113.28	$145.75	$138.28

Item 6. Selected Financial Data

Omitted pursuant to our election to apply rules adopted by the SEC effective February 10, 2021 to eliminate Item 301 of Regulation S-K.

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

Overview

While 2020 will most likely be remembered for the COVID-19 pandemic, including the restrictive measures instituted to prevent spread and the resulting economic uncertainty, we do not believe that the pandemic significantly affected our ability to execute our business strategy due primarily to our portfolio’s significant concentration in Defense/IT Locations. The tenants in most of these properties were designated as “essential businesses,” and therefore exempt from use and occupancy restrictions that otherwise affected much of the commercial real estate industry. Furthermore, since the tenants in these properties continued to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations was not significantly disrupted. As a result, while COVID-19 affected the manner in which we conducted our operations and adversely impacted certain of our other tenants and property types, we do not believe that it significantly affected our financial condition, results of operations and cash flows in 2020. Please refer to the section below entitled “Effects of COVID-19” for additional related disclosure.

We ended 2020 with higher leased and occupancy percentages for our office and data center shell portfolio both portfolio-wide and for our Same Properties and, notably, our highest year end portfolio-wide occupancy since 2001. We ended 2020 with our office and data center shell portfolio 94.8% leased (compared to 94.4% as of December 31, 2019) while our Same Properties were 93.1% leased (compared to 93.0% as of December 31, 2019). Our year end portfolio-wide office and data center shell occupancy was 94.1% (compared to 92.9% as of December 31, 2019) and Same Properties occupancy was 92.1% (compared to 91.1% as of December 31, 2019). Our wholesale data center was 86.7% leased as of year end (compared to 76.9% as of December 31, 2019). Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

The higher occupancy and leased percentages in our office and data center shell portfolio were attributable primarily to our placing into service an annual record 1.8 million square feet in 11 newly-developed properties, expansions of three fully-operational properties and one redeveloped property that were 99.5% leased as of December 31, 2020. These properties were predominantly Defense/IT Locations in our data center shells or Redstone Arsenal sub-segments. Other noteworthy 2020 leasing activity in our operating portfolio included:

•renewal leasing of 2.2 million square feet, resulting in a portfolio-wide tenant retention rate of 80.6% (81.6% for our Defense/IT Locations), one of our highest annual rates on record. This leasing included the effect of large early renewals of leases previously scheduled to expire in 2021. Strong tenant retention is key to our asset management strategy in order to maximize revenue (by avoiding downtime) and minimize leasing capital; and
•vacant space leasing of 416,000 square feet, which fell short of our beginning of 2020 expectations due to the impact of restrictive measures and the economic uncertainty caused by the pandemic.

As of December 31, 2020, our scheduled lease expirations in 2021, representing 7.5% of our total occupied square feet, included a high concentration of space in what we believe to be mission-critical Defense/IT Locations. This space included only two leases of 100,000 square feet or more that are with the USG and expected to be renewed.

We had 1.0 million square feet of development leasing in 2020, representing our fourth highest annual volume. Nearly half of this leasing was for data center shells, and we also leased new property space in four of our five other Defense/IT Locations sub-segments. We ended the year with 1.5 million square feet in properties under development that were 84% leased in aggregate, which included new properties in each of our named office and data center shell segments and sub-segments. Most of these properties were 100% leased and all but one were more than half leased (the one being a property built on a speculative basis in Redstone Arsenal in order to keep pace with what we believe to be very strong demand, illustrated by that sub-segment’s 99.4% year-end occupancy rate). For further disclosure regarding our development underway as of year end, please refer to Item 2 of this Annual Report on Form 10-K.

We believe that our 2020 leasing greatly benefited from a continued:

•healthy defense spending environment, with bipartisan support for funding our national defense. We believe that successive increases in defense spending since 2016, including, most recently, in the National Defense Authorization Act for Fiscal Year 2021, have enhanced the USG and defense contractor tenants’ ability to invest in facility planning. This environment has helped fuel leasing demand, as has continued prioritization of spending allocations towards technology and innovation programs benefiting our Defense/IT Locations, including cyber, space, unmanned systems and artificial intelligence; and
•demand for data center shells. Our leasing included two new data center shells in Northern Virginia, the largest data center market in the world, and represented further expansion of our relationship with an existing customer. As of year end, we held land that would accommodate an additional 1.2 million square feet in future data center shell development.

With respect to financing activities, we:

•amended an existing term loan facility to increase the loan amount by $150.0 million and reduce the LIBOR interest rate spread on the facility. We used the resulting loan proceeds to repay borrowings under our Revolving Credit Facility that funded development costs;
•refinanced unsecured senior notes due to mature in June 2021 with a new note issuance on September 17, 2020 by:
•issuing $400.0 million of 2.25% Notes at an initial offering price of 99.416% of their face value. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were approximately $395.3 million; and
•purchased or redeemed $300.0 million of 3.70% Notes for $306.9 million plus accrued interest.

We used the remaining proceeds from the 2.25% Notes issuance to repay borrowings under our Revolving Credit Facility and for general corporate purposes, which included the cash settlement of three forward-starting interest rate swaps and accrued interest thereon for $53.1 million;
•raised equity by selling interests in single tenant data center shells in Northern Virginia, including proceeds of approximately:
•$81 million on October 30, 2020 from our sale of a 90% interest in two data center shell properties based on an aggregate property value of $89.7 million. We retained a 10% interest in the properties through B RE COPT DC JV II LLC (“B RE COPT”), a newly-formed joint venture. We recognized a gain on sale of $30.0 million; and
•$60 million on December 22, 2020 from our sale, through a series of transactions, of 80% of our 50% interests in LLCs holding six properties and associated mortgage debt that we owned through GI-COPT DC Partnership LLC, an unconsolidated joint venture. We retained a 10% interest in the LLCs through B RE COPT, and recognized a gain of $29.4 million on the sale of interests.
We used most of these sale proceeds to repay borrowings under our Revolving Credit Facility; and
•redeemed COPLP’s Series I Preferred Units from the third party unitholder at the units’ aggregate liquidation preference of $8.8 million ($25.00 per unit), plus accrued and unpaid distributions of return thereon up to the date of redemption.

These activities enabled us to fund $344.4 million in development costs in 2020, while ending the year with: no debt maturing in 2021; no remaining preferred equity; and $657.0 million in borrowing capacity available to us under our Revolving Credit Facility.

Net income in 2020 was $97.1 million lower than in 2019 due primarily to a: $53.2 million loss on interest rate derivatives in 2020 recognized when we consummated the 2.25% Notes issuance; and $45.6 million decrease in gains from sales of real estate interests due to lower sales volume in 2020. Net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, increased $6.8 million from 2019 to 2020, due primarily to: a $20.5 million increase from properties newly placed into service; offset in part by a net decrease of $9.7 million from dispositions due to our sales of property interests in 2019 and 2020. NOI from our Same Properties only changed marginally, increasing $0.8 million, or 0.3%. Additional disclosure comparing our 2020 and 2019 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2020 and 2019 in the section below entitled “Results of Operations.” The results of operations discussion is combined for COPT and COPLP because there are no material differences in the results of operations between the two reporting entities.

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

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K, amounts disclosed include total information pertaining to properties owned through unconsolidated real estate joint ventures except for amounts reported for annualized rental revenue, which represent the portion attributable to our ownership interest.

Effects of COVID-19

Pandemic Overview

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March 2020, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April 2020, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until vaccinations have been administered to much of the population, which is not expected to occur in the United States until at least mid- to late 2021. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. The outbreak has significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

Effect on Real Estate Industry

COVID-19 has significantly affected the operations of much of the commercial real estate industry as certain tenants’ operations, including the ability to use space and run businesses, have been disrupted. This has adversely affected tenants’ ability to sustain their businesses, including their ability, or willingness, to fulfill their lease obligations. The industry has also been significantly impacted by the economic disruption that COVID-19 has triggered, which has affected the ability to lease space in many property types to new and existing tenants at favorable terms. Key demand drivers for office space, such as employment levels, business confidence and corporate profits, have been adversely affected. In addition, after months of businesses operating in significant part through remote work arrangements out of necessity, the pace of such arrangements becoming more prevalent long-term could accelerate, adversely affecting office space demand, although that effect may be offset by a slowing in the trend toward adoption of shared office and open workplace structures due to greater social distancing concerns. As a result, the commercial real estate industry, including office real estate, has suffered adverse impacts in its operations, financial conditions and cash flows due to the COVID-19 pandemic and faces the potential for future effects.

Effect on the Company

Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, representing 171 of the portfolio’s 181 properties, or 87.1% of our annualized rental revenue as of December 31, 2020. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high-priority security, defense and IT missions. As a result, most of these properties were designated as “essential businesses,” and therefore exempt from many of the restrictions that otherwise have affected much of the commercial real estate industry. Furthermore, since the tenants in these properties are mostly the USG, or contractors of the USG who continue to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations have not been disrupted. Our Defense/IT Locations do include tenants serving as amenities to business parks housing our properties (such as restaurant, retail and personal service providers); while these tenants’ operations have been significantly disrupted by COVID-19, our annualized rental revenue from these tenants is not significant.

As of December 31, 2020, we owned eight Regional Office properties, representing 12.5% of our office and data center shell portfolio’s annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; four Northern Virginia properties; and a newly-developed property in Washington, D.C.’s central business district. While these properties include tenants in the financial services, health care and public health sectors, which, as “essential businesses,” have been exempt from restrictions on operations, they also include a number of non-essential business tenants. These properties are more subject to traditional office fundamentals than our Defense/IT Locations and therefore face much of the enhanced risk in adverse impacts from COVID-19 described above.

The pandemic has affected the manner in which we conduct our operations in the following ways:

•for the operations of our properties:
•we consulted with medical experts in developing an approach to safely operate our properties during the pandemic;
•we use manufacturer recommended heating and air conditioning filters to ensure appropriate outside air distribution;
•we proactively engaged our tenants to help them through unknowns as pandemic concerns heightened and restrictive measures were being instituted, and maintained that engagement to ensure communication regarding steps we were taking in our business operations, any changes in tenant operations (such as office closures or revised work schedules) and the existence of any actual or presumed COVID-19 cases in properties;
•our on-site property operations staff have been required to use personal protective equipment, such as masks, gloves and hand sanitizer, and implement other procedural changes to enhance separation and minimize spread;
•we instituted enhanced cleaning measures, particularly for high touch areas and flat surfaces, and conducted special deep cleanings in properties potentially affected by actual or presumed COVID-19 cases;
•we provided signage promoting proper social distancing practices and hand sanitizer stations for property common area lobbies; and
•for properties that were not being used by tenants due to office closures or work from home arrangements, we locked down public (non-tenant) access to the properties for security purposes and instituted other measures aimed at managing costs;
•for our employees:
•our staff deemed to be essential, including our executives, select other members of our leadership team and most of our property management team, have continued to report to their normal work locations; and
•most of our other staff worked from home from mid-March until the end of May, when most began reporting to their normal work locations on a bi-weekly rotational basis; and
•for our leasing activities:
•we continued active engagement for lease transactions already in progress while business closures were in place;
•during periods of time in which we were unable to physically show space to prospective tenants (from mid-March until late May to mid-June), we showed space to new prospective tenants using a combination of virtual technology and pre-recorded video tours; and
•we implemented new advertising strategies to promote space availability.

As of the date of this filing, we believe that COVID-19 has not significantly affected our results of operations. Our:

•same property NOI from real estate operations increased 0.3% for the year ended December 31, 2020 relative to 2019. Included in this increase were offsets associated with a $2.8 million increase in provisions for collectability losses and a $1.9 million decrease in parking revenue for the year ended December 31, 2020 relative to 2019. Substantially all of the increase in collectability losses was attributable to tenants whose operations were significantly disrupted by the pandemic (including primarily tenants serving as amenities to Defense/IT Location properties);
•other lease revenue collections were not significantly affected by the pandemic. However, we have agreed to deferred payment arrangements for approximately $2.6 million in lease receivables to be repaid in most cases by 2021 with primarily Regional Office tenants and tenants serving as amenities to Defense/IT Location properties whose operations were significantly disrupted;
•office and data center shell portfolio was 94.1% occupied (compared to 92.9% at December 31, 2019) and 94.8% leased (compared to 94.4% at December 31, 2019) and our Same Properties portfolio was 92.1% occupied (compared to 91.1% at December 31, 2019) and 93.1% leased (compared to 93.0% at December 31, 2019);
•operating expenses included the effect of higher cleaning and maintenance related costs, which were partially offset by higher tenant expense reimbursements; and
•leadership team concluded that the economic disruption resulting from COVID-19 constituted a significant adverse change in the business climate that could affect the value of our Regional Office properties, which are dependent on commercial office tenants and could suffer increased vacancy as a result. Accordingly, we concluded that these circumstances constituted an indicator of impairment. We performed recovery analyses for each Regional Office property’s asset group and concluded that the carrying value of each asset group was recoverable from the respective estimated undiscounted future cash flows. As a result, no impairment loss was recognized.

While we do not currently expect that COVID-19 will significantly affect our future results of operations, financial condition or cash flows, we believe that the impact of the pandemic will be dependent on future developments, including the duration of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict.

Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

We believe that COVID-19 led to several leases being executed later than we previously expected, and the inability for us to physically show space to prospective tenants for a period of time due to restrictive measures served as an impediment to initiating new and progressing active leasing transactions. While we do not believe that our development leasing and ability to renew leases scheduled to expire have been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future.

For our development activity, we have delivered space in ten newly-developed properties and expansions of three fully-operational properties on schedule since March 2020, and the 11 properties that were under development as of December 31, 2020 face minimal operational risk as they were 84% leased as of the date of this filing. COVID-19 enhances the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: jurisdictional permitting and inspections; factories’ ability to provide materials; and possible labor quarantines. These types of issues have not significantly affected us to date but could in the future, depending on COVID-19 related developments.

We do not expect that we will be required to incur significant additional capital expenditures on existing properties as a result of COVID-19.

In March 2020, due to the potential for financial market instability from the pandemic, we borrowed under our Revolving Credit Facility in order to pre-fund our short-term capital needs. As the capital markets remained stable in the second quarter of 2020, we repaid much of these borrowings in June 2020. We subsequently completed an issuance of $400.0 million in unsecured senior notes in September 2020, which enabled us to refinance $300.0 million in notes maturing in 2021, and we have no other significant debt maturities until 2022.

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

Revenue Recognition on Tenant Improvements

Most of our leases provide for some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease.

In determining whether improvements constitute landlord or tenant assets, we consider numerous factors that may require subjective or complex judgments, including, whether the economic substance of the lease terms is properly reflected and whether the improvements: have value to us as real estate; are unique to the tenant or reusable by other tenants; may be altered or removed by the tenant without our consent or without compensating us for any lost fair value; are owned, and remain, with us or the tenant at the end of the lease term.

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties (including our office and data center shell properties and wholesale data center) based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant	2020	2019	2018
USG	34.1%	34.6%	32.7%
Fortune 100 Company	9.1%	7.9%	8.9%
General Dynamics Corporation (1)	5.6%	4.9%	4.7%
The Boeing Company (1)	3.0%	3.2%	3.8%
CACI International Inc	2.4%	2.5%	2.4%
Northrop Grumman Corporation (1)	2.3%	2.2%	2.3%
CareFirst Inc.	2.0%	2.1%	2.2%
Booz Allen Hamilton, Inc.	2.0%	2.1%	2.0%
Wells Fargo & Company (1)	1.2%	1.3%	1.3%
AT&T Corporation (1)	1.1%	1.3%	0.7%
Miles and Stockbridge, PC	1.0%	1.1%	1.1%
Morrison & Foerster, LLP	1.0%	N/A	N/A
Raytheon Technologies Corporation (1)	1.0%	1.0%	1.1%
Yulista Holding, LLC	1.0%	N/A	N/A
Science Applications International Corp. (1)	0.9%	1.0%	1.3%
Jacobs Engineering Group Inc	0.9%	1.0%	N/A
Transamerica Life Insurance Company	0.9%	0.9%	0.9%
University of Maryland	0.9%	1.2%	1.4%
The MITRE Corporation	0.8%	0.7%	0.8%
Mantech International Corp.	0.8%	0.7%	N/A
Peraton Inc.	N/A	0.9%	N/A
Kratos Defense and Security Solutions (1)	N/A	1.0%	1.0%
KEYW Corporation	N/A	N/A	1.0%
International Business Machines Corp.	N/A	N/A	0.7%
Accenture Federal Services, LLC	N/A	N/A	0.7%
Subtotal of 20 largest tenants	72.0%	71.6%	71.0%
All remaining tenants	28.0%	28.4%	29.0%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$571,035	$525,338	$522,898
(1)Includes affiliated organizations.

The USG’s concentration decreased from 2019 to 2020 due primarily to new properties placed in service in which it is not a tenant.

Concentration of Office and Data Center Shell Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office and data center shell properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Office and Data Center Shell Properties as of December 31,			Number of Properties as of December 31,
Region	2020	2019	2018	2020	2019	2018
Defense/IT Locations:
Fort Meade/BW Corridor	47.5%	51.3%	49.5%	89	88	87
Northern Virginia Defense/IT	11.2%	10.9%	12.0%	13	13	13
Lackland Air Force Base	9.8%	10.5%	10.3%	7	7	7
Navy Support Locations	6.3%	6.5%	6.3%	21	21	21
Redstone Arsenal	5.6%	3.5%	2.8%	15	10	8
Data Center Shells	6.6%	5.3%	7.0%	26	22	18
Total Defense/IT Locations	87.0%	87.9%	87.9%	171	161	154
Regional Office	12.5%	11.5%	11.5%	8	7	7
Other	0.5%	0.6%	0.6%	2	2	2
	100.0%	100.0%	100.0%	181	170	163

For the changes in revenue concentration reflected above between year end 2019 and 2020, the increase in Redstone Arsenal, Data Center Shells and Regional Office was due to new, fully-occupied properties being placed in service, while the decrease in Fort Meade/BW Corridor was due to the effect of increases in other segments coupled with a decrease in that segment’s occupancy.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	December 31,
	2020	2019	2018
Occupancy rates at period end
Total	94.1%	92.9%	93.0%
Defense/IT Locations:
Fort Meade/BW Corridor	91.0%	92.4%	91.1%
Northern Virginia Defense/IT	88.1%	82.4%	91.3%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support Locations	97.2%	92.5%	90.5%
Redstone Arsenal	99.4%	99.3%	99.0%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	94.5%	93.7%	93.6%
Regional Office	92.5%	88.1%	89.2%
Other	68.4%	73.0%	77.2%
Average contractual annualized rental rate per square foot at year end (1)	$31.50	$31.28	$30.41

(1)Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2019	19,173	17,816
Vacated upon lease expiration (1)	—	(463)
Occupancy for new leases	—	567
Developed or redeveloped	1,823	1,802
Other changes	(37)	—
December 31, 2020	20,959	19,722

(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

With regard to changes in occupancy from December 31, 2019 to December 31, 2020:

•Total: Increase was due primarily to placing into service 1.8 million square feet in space that was 99.5% leased as of December 31, 2020;
•Fort Meade/BW Corridor: Decrease was due primarily to vacated space, resulting in a 70.8% retention rate in 2020;
•Northern Virginia Defense/IT, Navy Support Locations and Regional Office: Increases each due to vacant space leasing; and
•Other: Included two properties totaling 157,000 square feet in Aberdeen, Maryland.

In 2020, we leased 3.6 million square feet, including 1.0 million square feet of development and redevelopment space discussed in further detail above.

In 2020, we renewed leases on 2.2 million square feet, representing 80.6% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $28.35 per square foot) decreased on average by approximately 2.1% and the GAAP rents (totaling $28.45 per square foot) increased on average by approximately 6.5% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 4.2 years, with average rent escalations per year of 2.4%, and the per annum average estimated tenant improvements and lease costs associated with completing the leasing was approximately $2.03 per square foot. The decrease in average rents on renewals was attributable primarily to per annum rent escalation terms of the previous leases that increased rents over the lease terms by amounts exceeding the increases in the applicable market rental rates.

In 2020, we also completed leasing on 416,000 square feet of vacant space. The annualized rents of this leasing totaled $31.32 per square foot and the GAAP rents totaled $32.36 per square foot; these leases had a weighted average lease term of approximately 6.2 years, with average rent escalations per year of 2.8%, and the per annum average estimated tenant improvements and lease costs associated with completing this leasing was approximately $7.33 per square foot.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 86.7% leased as of December 31, 2020 and 76.9% leased as of December 31, 2019, reflecting an increase from our leasing of 3.1 megawatts in April 2020. We have a lease for 11.25 megawatts perpetually renewing that may be terminated by either party with six months’ notice.

Lease Expirations

The table below sets forth as of December 31, 2020 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our operating properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2021	2022	2023	2024	2025	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	4.4%	6.5%	8.4%	7.5%	8.7%	10.1%	45.6%
Northern Virginia Defense/IT	0.4%	0.8%	1.0%	2.4%	1.8%	4.2%	10.6%
Lackland Air Force Base	2.1%	0.0%	0.0%	0.0%	6.9%	0.4%	9.4%
Navy Support Locations	1.5%	0.9%	1.1%	1.0%	0.2%	1.5%	6.2%
Redstone Arsenal	0.0%	1.6%	0.1%	0.3%	0.9%	2.4%	5.3%
Data Center Shells	0.0%	0.0%	0.0%	0.1%	0.0%	6.2%	6.3%
Regional Office	0.5%	3.1%	0.8%	0.4%	0.7%	6.5%	12.0%
Other	0.1%	0.1%	0.0%	0.0%	0.2%	0.0%	0.4%
Wholesale Data Center	2.6%	0.4%	0.3%	0.0%	0.9%	0.0%	4.2%
Total	11.6%	13.4%	11.7%	11.7%	20.3%	31.3%	100.0%

For our office and data center shell properties, our weighted average lease term as of December 31, 2020 was approximately six years. We believe that the weighted average annualized rental revenue per occupied square foot for our office and data center shell leases expiring in 2021 was, on average, approximately 1.5% to 3.5% higher than estimated current market rents for the related space, with specific results varying by segment. Our wholesale data center had scheduled lease expirations in 2021 for 61% of its annualized rental revenue, which included a lease for 11.25 megawatts perpetually renewing that may be terminated by either party with six months’ notice.

Results of Operations

For a discussion of our results of operations comparison for 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020.

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to COPT’s ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•office and data center shell properties:
•stably owned and 100% operational throughout the two years being compared.  We define these as changes from “Same Properties.” For further discussion of the concept of “operational,” refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;
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

Comparison of Statements of Operations for the Years Ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$538,725	$527,463	$11,262
Construction contract and other service revenues	70,640	113,763	(43,123)
Total revenues	609,365	641,226	(31,861)
Operating expenses
Property operating expenses	203,840	198,143	5,697
Depreciation and amortization associated with real estate operations	138,193	137,069	1,124
Construction contract and other service expenses	67,615	109,962	(42,347)
Impairment losses	1,530	329	1,201
General, administrative and leasing expenses	33,001	35,402	(2,401)
Business development expenses and land carry costs	4,473	4,239	234
Total operating expenses	448,652	485,144	(36,492)

Interest expense	(67,937)	(71,052)	3,115
Interest and other income	8,574	7,894	680
Credit loss recoveries	933	—	933
Gain on sales of real estate	30,209	105,230	(75,021)
Gain on sale of investment in unconsolidated real estate joint venture	29,416	—	29,416
Loss on early extinguishment of debt	(7,306)	—	(7,306)
Loss on interest rate derivatives	(53,196)	—	(53,196)
Equity in income of unconsolidated entities	1,825	1,633	192
Income tax (expense) benefit	(353)	217	(570)
Net income	$102,878	$200,004	$(97,126)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2020	2019	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$472,207	$464,619	$7,588
Lease termination revenue	1,451	2,046	(595)
Provision for collectability losses included in lease revenue	(3,923)	(1,149)	(2,774)
Other property revenue	2,372	4,764	(2,392)
Same Properties total revenues	472,107	470,280	1,827
Developed and redeveloped properties placed in service	34,491	9,186	25,305
Wholesale data center	27,788	29,405	(1,617)
Dispositions	4,325	16,334	(12,009)
Other	14	2,258	(2,244)
	538,725	527,463	11,262
Property operating expenses
Same Properties	(182,812)	(181,803)	(1,009)
Developed and redeveloped properties placed in service	(6,413)	(1,594)	(4,819)
Wholesale data center	(14,171)	(13,213)	(958)
Dispositions	(429)	(1,457)	1,028
Other	(15)	(76)	61
	(203,840)	(198,143)	(5,697)

UJV NOI allocable to COPT
Dispositions	4,818	4,851	(33)
Retained interests in newly-formed UJVs	2,133	854	1,279
	6,951	5,705	1,246

NOI from real estate operations
Same Properties	289,295	288,477	818
Developed and redeveloped properties placed in service	28,078	7,592	20,486
Wholesale data center	13,617	16,192	(2,575)
Dispositions, net of retained interests in newly-formed UJVs	10,847	20,582	(9,735)
Other	(1)	2,182	(2,183)
	$341,836	$335,025	$6,811

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$256,432	$257,048	$(616)
Regional Office	31,220	29,928	1,292
Other	1,643	1,501	142
	$289,295	$288,477	$818

Same Properties rent statistics
Average occupancy rate	91.8%	91.0%	0.8%
Average straight-line rent per occupied square foot (1)	$26.31	$26.39	$(0.08)

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 144 properties, comprising 73.0% of our office and data center shell portfolio’s square footage as of December 31, 2020. This pool of properties changed from the pool used for purposes of comparing 2019 and 2018 in our 2019 Annual Report on Form 10-K due to: the addition of five properties placed in service and 100% operational on or before January 1, 2019 and the removal of eight properties in which we sold a 90% interest.

Regarding the changes in NOI from real estate operations reported above:

•our Same Properties pool reflects a net increase due primarily to: increased occupancy and higher expense reimbursements from tenants, partially offset by higher provisions for collectability losses and lower parking revenue (both of which were attributable to the effects of COVID-19);
•developed and redeveloped properties placed in service reflects the effect of 20 properties placed in service in 2019 and 2020;
•our wholesale data center decreased due primarily to lease termination revenue recognized in the prior year that did not recur in the current year;
•dispositions, net of retained interests in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and nine data center shells in 2019; and
•Other reflects primarily the effect of previously operational properties that we removed from service in mid-2019.

NOI from Service Operations

	For the Years Ended December 31,
	2020	2019	Variance
	(in thousands)
Construction contract and other service revenues	$70,640	$113,763	$(43,123)
Construction contract and other service expenses	(67,615)	(109,962)	42,347
NOI from service operations	$3,025	$3,801	$(776)

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

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing development or redevelopment activities. Our capitalized compensation and indirect costs totaled $9.4 million in 2020 and $10.1 million in 2019.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2020	2019	Variance
	(in thousands)
Interest on Unsecured Senior Notes	$53,534	$53,321	$213
Interest on mortgage and other secured debt	8,658	7,908	750
Interest on unsecured term debt	5,909	8,908	(2,999)
Amortization of deferred financing costs	2,538	2,136	402
Interest expense recognized on interest rate swaps	3,726	(1,415)	5,141
Interest on Revolving Credit Facility	3,239	8,613	(5,374)
Other interest	2,393	2,367	26
Capitalized interest	(12,060)	(10,786)	(1,274)
Interest expense	$67,937	$71,052	$(3,115)

The increase in interest expense recognized on interest rate swaps was attributable to a decrease in applicable LIBOR rates, while these decreased rates and lower borrowings on our Revolving Credit Facility resulted in the decrease in interest on our Revolving Credit Facility.

Our average outstanding debt was $2.1 billion in 2020 and $1.9 billion 2019, and our weighted average effective interest rate on debt was approximately 3.6% in 2020 and 4.1% in 2019.

Gain on sales of real estate

Gain on sales of real estate included gains from sales of 90% interests in data center shell properties, including two properties in 2020 and nine properties in 2019. We retained 10% interests in these properties through unconsolidated real estate joint ventures.

Gain on sale of investment in unconsolidated real estate joint venture

The gain on sale of investment in unconsolidated real estate joint venture recognized in 2020 was attributable to our decrease in ownership interest in six data center shell properties resulting from the sale of properties from GI-COPT to B RE COPT and subsequent dissolution of GI-COPT described above.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in 2020 was attributable to our purchase and redemption of 3.70% Senior Notes due 2021.

Loss on interest rate derivatives

In 2020, we recognized a loss on interest rate swaps previously designated as cash flow hedges of interest expense on forecasted future borrowings following our determination that such borrowings would probably not occur.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales and impairment losses of real estate (net of associated income tax) and real estate-related depreciation and amortization. FFO also includes adjustments to net income for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the Nareit definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate and investments in unconsolidated real estate joint ventures (net of associated income tax), and real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities, (4) Basic FFO allocable to share-based compensation awards and (5) issuance costs associated with redeemed preferred shares.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI, interest expense and gains on debt extinguishment (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment and nonrecurring improvements; executive transition costs; issuance costs associated with redeemed preferred shares; allocations of FFO to holders on noncontrolling interests resulting from capital events; and certain other expenses that we believe are not closely correlated with our operating performance.  This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for 2020 and 2019 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Years Ended December 31,
	2020	2019
	(Dollars and shares in thousands, except per share data)
Net income	$102,878	$200,004
Real estate-related depreciation and amortization	138,193	137,069
Depreciation and amortization on UJV allocable to COPT	3,329	2,703
Impairment losses on real estate	1,530	329
Gain on sales of real estate	(30,209)	(105,230)
Gain on sale of investment in unconsolidated real estate JV	(29,416)	—
FFO	186,305	234,875
Noncontrolling interests-preferred units in the Operating Partnership	(300)	(564)
FFO allocable to other noncontrolling interests	(15,705)	(5,024)
Basic FFO allocable to share-based compensation awards	(719)	(905)
Basic FFO available to common shares and common unit holders	169,581	228,382
Redeemable noncontrolling interests	147	132
Diluted FFO available to common shares and common unit holders	169,728	228,514
Loss on early extinguishment of debt	7,306	—
Loss on interest rate derivatives	53,196	—
Demolition costs on redevelopment and nonrecurring improvements	63	148
Executive transition costs	—	4
Non-comparable professional and legal expenses	—	681
Dilutive preferred units in the Operating Partnership	300	—
FFO allocation to other noncontrolling interests resulting from capital event	11,090	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(327)	(3)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$241,356	$229,344

Weighted average common shares	111,788	111,196
Conversion of weighted average common units	1,236	1,299
Weighted average common shares/units - Basic FFO per share	113,024	112,495
Dilutive effect of share-based compensation awards	288	308
Redeemable noncontrolling interests	123	119
Weighted average common shares/units - Diluted FFO per share	113,435	112,922
Dilutive convertible preferred units	171	—
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,606	112,922

Diluted FFO per share	$1.50	$2.02
Diluted FFO per share, as adjusted for comparability	$2.12	$2.03

Denominator for diluted EPS	112,076	111,623
Weighted average common units	1,236	1,299
Redeemable noncontrolling interests	123	—
Denominator for diluted FFO per share	113,435	112,922
Dilutive convertible preferred units	171	—
Denominator for diluted FFO per share, as adjusted for comparability	113,606	112,922

Common share dividends - unrestricted shares and deferred shares	$123,042	$122,823
Common unit distributions - unrestricted units	1,362	1,405
Dividends and distributions for FFO and diluted FFO payout ratios	124,404	124,228
Distributions on dilutive preferred units	300	—
Dividends and distributions for other payout ratio	$124,704	$124,228

FFO payout ratio	66.8%	52.9%
Diluted FFO payout ratio	73.3%	54.4%
Diluted FFO payout ratio, as adjusted for comparability	51.7%	54.2%

Property Additions

The table below sets forth the major components of our additions to properties for 2020 and 2019:

	For the Years Ended December 31,
	2020	2019	Variance
	(in thousands)
Development and redevelopment	$345,818	$427,526	$(81,708)
Tenant improvements on operating properties (1)	26,071	26,294	(223)
Capital improvements on operating properties	34,060	26,598	7,462
	$405,949	$480,418	$(74,469)

(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

 Cash Flows

Net cash flow from operating activities increased $9.9 million, or 4.3%, from 2019 to 2020 due primarily to the timing of cash outlays for construction contract costs relative to the cash receipts from customers associated with such costs.

Net cash flow used in investing activities increased $187.8 million from 2019 to 2020 due primarily to proceeds from sales of real estate interests of $143.0 million in the current period compared to $309.6 million in the prior period, partially offset by the effect of $53.1 million paid to cash settle interest rate swaps in the current period.

Net cash flow provided by financing activities in 2020 was $91.3 million and included primarily the following:

•net proceeds from debt borrowings of $252.0 million, which included $150.0 million in borrowings under a term loan facility and the net increase from our issuance of the 2.25% Notes and the purchase and redemption of the 3.70% Notes; offset in part by
•dividends and/or distributions to equity holders of $125.2 million;
•distributions paid to redeemable noncontrolling interests of $14.4 million; and
•our redemption of the Series I Preferred Units for $8.8 million.

Net cash flow used in financing activities in 2019 was $84.4 million and included primarily the following:

•dividends and/or distributions to equity holders of $124.8 million; offset in part by
•net proceeds from the issuance of common shares (or units) of $46.4 million.

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

As of December 31, 2020, COPT owned 98.6% of the outstanding common units in COPLP and there were no preferred units outstanding. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

COPLP’s primary cash requirements are for operating expenses, debt service, development of new properties and improvements to existing properties.  We expect COPLP to continue to use cash flow provided by operations as the primary source to meet its short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to its security holders and improvements to existing properties.  As of December 31, 2020, COPLP had $18.4 million in cash and cash equivalents.

COPLP’s senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable COPLP to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. COPLP also uses secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, COPLP periodically raises equity from COPT when COPT accesses the public equity markets by issuing common and/or preferred shares.

COPLP uses its Revolving Credit Facility to initially finance much of its investing activities.  COPLP subsequently pays down the facility using cash available from operations and proceeds from long-term borrowings (net of any related hedging costs), equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for COPLP to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at COPLP’s option, provided that there is no default under the facility and COPLP pays an extension fee of 0.075% of the total availability under the facility for each extension period. As of December 31, 2020, the maximum borrowing capacity under this facility totaled $800.0 million, of which $657.0 million was available.

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

Our contractual obligations as of December 31, 2020 (in thousands):

	For the Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$482,882	$556,578	$277,649	$322,100	$445,623	$2,084,832
Scheduled principal payments (3)	3,955	4,498	3,552	2,334	1,617	677	16,633
Interest on debt (3)(4)	64,643	63,576	45,913	27,625	18,176	2,543	222,476
Development and redevelopment obligations (5)(6)	100,139	7,302	388	—	—	—	107,829
Third-party construction obligations (6)(7)	18,823	—	—	—	—	—	18,823
Tenant and other building improvements (3)(6)	26,624	24,740	7,992	—	—	—	59,356
Property finance leases (principal and interest) (3)	14	14	—	—	—	—	28
Property operating leases (3)	3,211	3,332	3,382	3,434	1,780	126,350	141,489
Total contractual cash obligations	$217,409	$586,344	$617,805	$311,042	$343,673	$575,193	$2,651,466
(1)The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).
(2)Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $14.5 million. As of December 31, 2020, maturities included $143.0 million in 2023 that may be extended to 2024, subject to certain conditions.
(3)We expect to pay these items using cash flow from operations.
(4)Represents interest costs for our outstanding debt as of December 31, 2020 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2020 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.
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

We expect to spend $275 million to $300 million on development costs and approximately $85 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) in 2021.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2020, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2020.

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

The following table sets forth as of December 31, 2020 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt (1)	$3,875	$4,033	$416,590	$279,443	$301,302	$436,140	$1,441,383
Weighted average interest rate	3.97%	3.98%	3.70%	5.16%	4.99%	2.38%	3.86%
Variable rate debt (2)	$80	$483,347	$143,540	$540	$22,415	$10,160	$660,082
Weighted average interest rate (3)	1.60%	1.39%	1.20%	1.66%	1.70%	1.60%	1.37%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $14.5 million.
(2)As of December 31, 2020, maturities included $143.0 million in 2023 that may be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of December 31, 2020 for variable rate debt.

The fair value of our debt was $2.1 billion as of December 31, 2020 and $1.9 billion as of December 31, 2019.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $52 million as of December 31, 2020 and $45 million as of December 31, 2019.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2020 and 2019 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.2 million in 2020 and $2.0 million in 2019 if the applicable LIBOR rate was 1% higher.  Interest expense in 2020 was more sensitive to a change in interest rates than 2019 due primarily to our having a higher average variable-rate debt balance in 2020 including the effect of interest rate derivatives in place.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control Over Financial Reporting

COPT

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPT’s disclosure controls and procedures as of December 31, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on pages F-4 and F-5.

(c)    Change in Internal Control over Financial Reporting

No change in COPT’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

COPLP

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of COPLP’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that COPLP’s disclosure controls and procedures as of December 31, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-3.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on pages F-6 and F-7.

(c)    Change in Internal Control over Financial Reporting

No change in COPLP’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2021 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as exhibits to this Form 10-K:

1.Financial Statements. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

2.Financial Statement Schedules. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

3.See section below entitled “Exhibits.”

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

4	Description of Common Shares (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
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

EXHIBIT NO.	DESCRIPTION
10.4.1*
Form of Corporate Office Properties Trust Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.4.2*
Form of Corporate Office Properties Trust Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.4.3*
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

10.7*
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

10.9.1*
Separation Agreement and Release, dated as of March 16, 2020, by and between Corporate Office Properties, L.P. and Paul R. Adkins (filed with the Company’s Current Report on Form 8-K dated March 16, 2020 and incorporated herein by reference).

10.10*	Letter Agreement, dated November 30, 2020, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Todd W. Hartman (filed herewith).
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

10.15
First Supplemental Indenture, dated as of September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.16
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

10.17
Indenture, dated as of April 8, 2019, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Registration Statement on Form S-3 (Commission File No. 333-230764) and incorporated herein by reference).

10.18
First Supplemental Indenture, dated as of September 17, 2020, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 17, 2020 and incorporated herein by reference).

10.19
Amended and Restated Term Loan Agreement, dated as of March 6, 2020, by and among Corporate Office Properties, L.P., Corporate Office Properties Trust, Capital One, National Association, PNC Capital Markets LLC and Regions Capital Markets, a division of Regions Bank, PNC Bank, National Association and Regions Bank (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.20
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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 12, 2021	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 12, 2021	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 12, 2021
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 12, 2021
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 12, 2021
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 12, 2021
(Thomas F. Brady)
/s/ Robert L. Denton, Sr.	Trustee	February 12, 2021
( Robert L. Denton, Sr.)
/s/ Philip L. Hawkins	Trustee	February 12, 2021
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 12, 2021
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 12, 2021
(Steven D. Kesler)
/s/ Letitia A. Long	Trustee	February 12, 2021
(Letitia A. Long)
/s/ C. Taylor Pickett	Trustee	February 12, 2021
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 12, 2021
(Lisa G. Trimberger)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 12, 2021	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 12, 2021	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 12, 2021
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 12, 2021
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 12, 2021
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 12, 2021
(Thomas F. Brady)
/s/ Robert L. Denton, Sr.	Trustee	February 12, 2021
( Robert L. Denton, Sr.)
/s/ Philip L. Hawkins	Trustee	February 12, 2021
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 12, 2021
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 12, 2021
(Steven D. Kesler)
/s/ Letitia A. Long	Trustee	February 12, 2021
(Letitia A. Long)
/s/ C. Taylor Pickett	Trustee	February 12, 2021
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 12, 2021
(Lisa G. Trimberger)

Corporate Office Properties Trust Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue for the year ended December 31, 2020 was $536.1 million and a significant portion of the Company’s leases are with the United States Government, which represented 25% of the fixed lease revenues for the year ended December 31, 2020. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights is a critical audit matter are the significant judgments by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end dates for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions utilized by management, related to the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating the assumptions included evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 12, 2021
We have served as the Company’s auditor since 1997.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties, L.P. and its subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue for the year ended December 31, 2020 was $536.1 million and a significant portion of the Operating Partnership’s leases are with the United States Government, which represented 25% of the fixed lease revenues for the year ended December 31, 2020. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Operating Partnership recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Operating Partnership as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights is a critical audit matter are the significant judgments by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end dates for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions utilized by management, related to the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating the assumptions included evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 12, 2021
We have served as the Operating Partnership’s auditor since 2013.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Properties, net:
Operating properties, net	$3,115,280	$2,772,647
Projects in development or held for future development	447,269	568,239
Total properties, net	3,562,549	3,340,886
Property - operating right-of-use assets	40,570	27,864
Property - finance right-of-use assets	40,425	40,458
Cash and cash equivalents	18,369	14,733
Investment in unconsolidated real estate joint ventures	29,303	51,949
Accounts receivable, net	41,637	35,444
Deferred rent receivable	92,876	87,736
Intangible assets on real estate acquisitions, net	19,344	27,392
Deferred leasing costs (net of accumulated amortization of $30,375 and $33,782, respectively)	58,613	58,392
Investing receivables (net of allowance for credit losses of $2,851 at December 31, 2020)	68,754	73,523
Prepaid expenses and other assets, net	104,583	96,076
Total assets	$4,077,023	$3,854,453
Liabilities and equity
Liabilities:
Debt, net	$2,086,918	$1,831,139
Accounts payable and accrued expenses	142,717	148,746
Rents received in advance and security deposits	33,425	33,620
Dividends and distributions payable	31,231	31,263
Deferred revenue associated with operating leases	10,832	7,361
Property - operating lease liabilities	30,746	17,317
Interest rate derivatives	9,522	25,682
Other liabilities	12,490	10,649
Total liabilities	2,357,881	2,105,777
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	25,430	29,431
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,181,759 at December 31, 2020 and 112,068,705 at December 31, 2019)	1,122	1,121
Additional paid-in capital	2,478,906	2,481,558
Cumulative distributions in excess of net income	(809,836)	(778,275)
Accumulated other comprehensive loss	(9,157)	(25,444)
Total Corporate Office Properties Trust’s shareholders’ equity	1,661,035	1,678,960
Noncontrolling interests in subsidiaries:
Common units in COPLP	20,465	19,597
Preferred units in COPLP	—	8,800
Other consolidated entities	12,212	11,888
Noncontrolling interests in subsidiaries	32,677	40,285
Total equity	1,693,712	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,077,023	$3,854,453
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Lease revenue	$536,127	$522,472	$512,327
Other property revenue	2,598	4,991	4,926
Construction contract and other service revenues	70,640	113,763	60,859
Total revenues	609,365	641,226	578,112
Operating expenses
Property operating expenses	203,840	198,143	201,035
Depreciation and amortization associated with real estate operations	138,193	137,069	137,116
Construction contract and other service expenses	67,615	109,962	58,326
Impairment losses	1,530	329	2,367
General, administrative and leasing expenses	33,001	35,402	28,900
Business development expenses and land carry costs	4,473	4,239	5,840
Total operating expenses	448,652	485,144	433,584
Interest expense	(67,937)	(71,052)	(75,385)
Interest and other income	8,574	7,894	4,358
Credit loss recoveries	933	—	—
Gain on sales of real estate	30,209	105,230	2,340
Gain on sale of investment in unconsolidated real estate joint venture	29,416	—	—
Loss on early extinguishment of debt	(7,306)	—	(258)
Loss on interest rate derivatives	(53,196)	—	—
Income before equity in income of unconsolidated entities and income taxes	101,406	198,154	75,583
Equity in income of unconsolidated entities	1,825	1,633	2,697
Income tax (expense) benefit	(353)	217	363
Net income	102,878	200,004	78,643
Net income attributable to noncontrolling interests:
Common units in COPLP	(1,180)	(2,363)	(1,742)
Preferred units in COPLP	(300)	(564)	(660)
Other consolidated entities	(4,024)	(5,385)	(3,940)
Net income attributable to COPT common shareholders	$97,374	$191,692	$72,301

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.87	$1.72	$0.69
Net income attributable to COPT common shareholders - diluted	$0.87	$1.71	$0.69
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$102,878	$200,004	$78,643
Other comprehensive income (loss)
Unrealized loss on interest rate derivatives	(39,454)	(24,321)	(2,373)
Reclassification adjustments on interest rate derivatives recognized in interest expense	3,725	(1,415)	(407)
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	51,865	—	—
Equity in other comprehensive income of equity method investee	—	199	210
Total other comprehensive income (loss)	16,136	(25,537)	(2,570)
Comprehensive income	119,014	174,467	76,073
Comprehensive income attributable to noncontrolling interests	(5,353)	(7,981)	(6,453)
Comprehensive income attributable to COPT	$113,661	$166,486	$69,620

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017 (101,292,299 common shares outstanding)	$1,013	$2,201,047	$(802,085)	$2,167	$66,165	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	(276)	276	—	—
Balance at December 31, 2017, as adjusted	1,013	2,201,047	(802,361)	2,443	66,165	1,468,307
Conversion of common units to common shares (1,904,615 shares)	19	27,394	—	—	(27,413)	—
Redemption of common units	—	—	—	—	(339)	(339)
Common shares issued under forward equity sale agreements (5,907,000 shares)	59	172,235	—	—	—	172,294
Common shares issued under at-the-market program (991,664 shares)	10	29,722	—	—	—	29,732
Share-based compensation (146,290 shares issued, net of redemptions)	1	6,962	—	—	—	6,963
Redemption of vested equity awards	—	(1,702)	—	—	—	(1,702)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(2,466)	—	—	2,466	—
Comprehensive income	—	—	72,301	(2,681)	3,930	73,550
Dividends	—	—	(116,748)	—	—	(116,748)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(3,157)	(3,157)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,837)	—	—	—	(1,837)
Balance at December 31, 2018 (110,241,868 common shares outstanding)	1,102	2,431,355	(846,808)	(238)	41,637	1,627,048
Conversion of common units to common shares (105,039 shares)	1	1,585	—	—	(1,586)	—
Redemption of common units	—	—	—	—	(25)	(25)
Common shares issued to the public (1,000 shares)	—	29	—	—	—	29
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (106,711 shares issued, net of redemptions)	2	6,131	—	—	1,323	7,456
Redemption of vested equity awards	—	(2,064)	—	—	—	(2,064)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(167)	—	—	167	—
Comprehensive income	—	—	191,692	(25,206)	4,146	170,632
Dividends	—	—	(123,159)	—	—	(123,159)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(2,057)	(2,057)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(5,890)	(5,890)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,749)	—	—	—	(1,749)
Balance at December 31, 2019 (112,068,705 common shares outstanding)	1,121	2,481,558	(778,275)	(25,444)	40,285	1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (14,009 shares)	—	211	—	—	(211)	—
Redemption of preferred units	—	—	—	—	(8,800)	(8,800)
Share-based compensation (99,045 shares issued, net of redemptions)	1	4,676	—	—	1,907	6,584
Redemption of vested equity awards	—	(1,699)	—	—	—	(1,699)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	767	—	—	(767)	—
Comprehensive income	—	—	97,374	16,287	1,927	115,588
Dividends	—	—	(123,394)	—	—	(123,394)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,746)	(1,746)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(6,607)	—	—	—	(6,607)
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$542,727	$530,280	$528,066
Construction contract and other service revenues received	78,470	94,677	33,579
Property operating expenses paid	(202,660)	(196,611)	(197,647)
Construction contract and other service expenses paid	(67,760)	(96,789)	(79,386)
General, administrative, leasing, business development and land carry costs paid	(31,406)	(29,347)	(27,006)
Interest expense paid	(61,471)	(67,475)	(72,460)
Lease incentives paid	(11,925)	(9,482)	(7,679)
Sales-type lease costs paid	(10,747)	—	—
Income taxes paid	(4)	—	(21)
Other	3,200	3,305	3,036
Net cash provided by operating activities	238,424	228,558	180,482
Cash flows from investing activities
Development and redevelopment of properties	(344,401)	(394,444)	(159,994)
Tenant improvements on operating properties	(28,754)	(23,809)	(35,098)
Other capital improvements on operating properties	(32,756)	(24,659)	(24,223)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	201,499	—
Sale of properties	83,165	108,128	—
Proceeds from sale of investment in unconsolidated real estate joint venture	59,841	—	—
Non-operating distributions from unconsolidated real estate joint venture	3,695	22,426	1,942
Investing receivables funded	(272)	(11,180)	(97)
Investing receivables payments received	8,000	—	4,455
Leasing costs paid	(16,938)	(16,825)	(10,926)
Settlement of interest rate derivatives	(53,130)	—	—
Other	(4,242)	849	(8,977)
Net cash used in investing activities	(325,792)	(138,015)	(232,918)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	664,000	409,000	381,000
Unsecured senior notes	395,264	—	—
Other debt proceeds	206,931	43,615	13,406
Repayments of debt
Revolving Credit Facility	(698,000)	(445,000)	(294,000)
Unsecured senior notes	(300,000)	—	—
Scheduled principal amortization	(4,125)	(4,310)	(4,240)
Other debt repayments	(12,031)	(77)	(100,000)
Deferred financing costs paid	(2,400)	(448)	(8,292)
Payments on finance lease liabilities	(854)	(223)	(15,379)
Net proceeds from issuance of common shares	—	46,415	202,065
Common share dividends paid	(123,367)	(122,657)	(114,286)
Distributions paid to noncontrolling interests in COPLP	(1,825)	(2,166)	(3,699)
Distributions paid to noncontrolling interests in other consolidated entities	(30)	(5,890)	(16)
Distributions paid to redeemable noncontrolling interests	(14,357)	(1,659)	(1,382)
Redemption of preferred units	(8,800)	—	—
Payments in connection with early extinguishment of debt	(7,029)	—	—
Other	(2,106)	(963)	(5,622)
Net cash provided by (used in) financing activities	91,271	(84,363)	49,555
Net increase (decrease) in cash and cash equivalents and restricted cash	3,903	6,180	(2,881)
Cash and cash equivalents and restricted cash
Beginning of year	18,130	11,950	14,831
End of year	$22,033	$18,130	$11,950

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$102,878	$200,004	$78,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	140,031	138,903	139,063
Impairment losses	1,530	329	2,367
Amortization of deferred financing costs and net debt discounts	4,272	3,639	3,393
Increase in deferred rent receivable	(2,168)	(4,091)	(4,621)
Gain on sales of real estate	(30,209)	(105,230)	(2,340)
Gain on sale of investment in unconsolidated real estate joint venture	(29,416)	—	—
Share-based compensation	6,503	6,714	6,376
Loss on early extinguishment of debt	7,306	—	258
Loss on interest rate derivatives	53,196	—	—
Other	(7,855)	(6,022)	(2,991)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,377)	(7,141)	5,673
Increase in prepaid expenses and other assets, net	(7,626)	(22,457)	(987)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,554	20,369	(49,179)
(Decrease) increase in rents received in advance and security deposits	(195)	3,541	4,827
Net cash provided by operating activities	$238,424	$228,558	$180,482
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066	$12,261
Restricted cash at beginning of period	3,397	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950	$14,831

Cash and cash equivalents at end of period	$18,369	$14,733	$8,066
Restricted cash at end of period	3,664	3,397	3,884
Cash and cash equivalents and restricted cash at end of period	$22,033	$18,130	$11,950
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(9,421)	$35,913	$6,570
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570	$—
Recognition of operating right-of-use assets and related lease liabilities	$13,340	$840	$—
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$158,542	$—
Investment in unconsolidated real estate joint ventures retained in disposition	$11,474	$34,506	$—
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$—	$—	$(42,226)
Decrease in deferred property sale	$—	$—	$43,377
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(35,728)	$(25,817)	$2,915
Equity in other comprehensive income of an equity method investee	$—	$199	$210
Dividends/distributions payable	$31,231	$31,263	$30,856
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$211	$1,586	$27,413
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(767)	$167	$2,466
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$6,607	$1,749	$1,837

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2020	2019
Assets
Properties, net:
Operating properties, net	$3,115,280	$2,772,647
Projects in development or held for future development	447,269	568,239
Total properties, net	3,562,549	3,340,886
Property - operating right-of-use assets	40,570	27,864
Property - finance right-of-use assets	40,425	40,458
Cash and cash equivalents	18,369	14,733
Investment in unconsolidated real estate joint ventures	29,303	51,949
Accounts receivable, net	41,637	35,444
Deferred rent receivable	92,876	87,736
Intangible assets on real estate acquisitions, net	19,344	27,392
Deferred leasing costs (net of accumulated amortization of $30,375 and $33,782, respectively)	58,613	58,392
Investing receivables (net of allowance for credit losses of $2,851 at December 31, 2020)	68,754	73,523
Prepaid expenses and other assets, net	101,556	93,016
Total assets	$4,073,996	$3,851,393
Liabilities and equity
Liabilities:
Debt, net	$2,086,918	$1,831,139
Accounts payable and accrued expenses	142,717	148,746
Rents received in advance and security deposits	33,425	33,620
Distributions payable	31,231	31,263
Deferred revenue associated with operating leases	10,832	7,361
Property - operating lease liabilities	30,746	17,317
Interest rate derivatives	9,522	25,682
Other liabilities	9,463	7,589
Total liabilities	2,354,854	2,102,717
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	25,430	29,431
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units held by limited partner, 352,000 preferred units outstanding at December 31, 2019	—	8,800
Common units, 112,181,759 and 112,068,705 held by the general partner and 1,352,430 and 1,482,425 held by limited partners at December 31, 2020 and 2019, respectively	1,690,610	1,724,159
Accumulated other comprehensive loss	(9,155)	(25,648)
Total Corporate Office Properties, L.P.’s equity	1,681,455	1,707,311
Noncontrolling interests in subsidiaries	12,257	11,934
Total equity	1,693,712	1,719,245
Total liabilities, redeemable noncontrolling interests and equity	$4,073,996	$3,851,393
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Lease revenue	$536,127	$522,472	$512,327
Other property revenue	2,598	4,991	4,926
Construction contract and other service revenues	70,640	113,763	60,859
Total revenues	609,365	641,226	578,112
Operating expenses
Property operating expenses	203,840	198,143	201,035
Depreciation and amortization associated with real estate operations	138,193	137,069	137,116
Construction contract and other service expenses	67,615	109,962	58,326
Impairment losses	1,530	329	2,367
General, administrative and leasing expenses	33,001	35,402	28,900
Business development expenses and land carry costs	4,473	4,239	5,840
Total operating expenses	448,652	485,144	433,584
Interest expense	(67,937)	(71,052)	(75,385)
Interest and other income	8,574	7,894	4,358
Credit loss recoveries	933	—	—
Gain on sales of real estate	30,209	105,230	2,340
Gain on sale of investment in unconsolidated real estate joint venture	29,416	—	—
Loss on early extinguishment of debt	(7,306)	—	(258)
Loss on interest rate derivatives	(53,196)	—	—
Income before equity in income of unconsolidated entities and income taxes	101,406	198,154	75,583
Equity in income of unconsolidated entities	1,825	1,633	2,697
Income tax (expense) benefit	(353)	217	363
Net income	102,878	200,004	78,643
Net income attributable to noncontrolling interests in consolidated entities	(4,024)	(5,385)	(3,940)
Net income attributable to COPLP	98,854	194,619	74,703
Preferred unit distributions	(300)	(564)	(660)
Net income attributable to COPLP common unitholders	$98,554	$194,055	$74,043

Earnings per common unit: (1)
Net income attributable to COPLP common unitholders - basic	$0.87	$1.72	$0.69
Net income attributable to COPLP common unitholders - diluted	$0.87	$1.71	$0.69
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$102,878	$200,004	$78,643
Other comprehensive income (loss)
Unrealized loss on interest rate derivatives	(39,454)	(24,321)	(2,373)
Reclassification adjustments on interest rate derivatives recognized in interest expense	3,725	(1,415)	(407)
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	51,865	—	—
Equity in other comprehensive income of equity method investee	—	199	210
Total other comprehensive income (loss)	16,136	(25,537)	(2,570)
Comprehensive income	119,014	174,467	76,073
Comprehensive income attributable to noncontrolling interests	(3,667)	(5,375)	(3,940)
Comprehensive income attributable to COPLP	$115,347	$169,092	$72,133

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance at December 31, 2017	352,000	$8,800	104,543,177	$1,445,022	$2,173	$12,312	$1,468,307
Cumulative effect of accounting change for adoption of hedge accounting guidance	—	—	—	(276)	276	—	—
Balance at December 31, 2017 as adjusted	352,000	8,800	104,543,177	1,444,746	2,449	12,312	1,468,307
Redemption of common units	—	—	(13,377)	(339)	—	—	(339)
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	5,907,000	172,294	—	—	172,294
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	991,664	29,732	—	—	29,732
Share-based compensation (units net of redemption)	—	—	146,290	6,963	—	—	6,963
Redemptions of vested equity awards	—	—	—	(1,702)	—	—	(1,702)
Comprehensive income	—	660	—	74,043	(2,570)	1,417	73,550
Distributions to owners of common and preferred units	—	(660)	—	(119,245)	—	—	(119,905)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(1,837)	—	—	(1,837)
Balance at December 31, 2018	352,000	8,800	111,574,754	1,604,655	(121)	13,714	1,627,048
Redemption of common units	—	—	(924)	(25)	—	—	(25)
Issuance of common units resulting from public issuance of common shares	—	—	1,000	29	—	—	29
Issuance of common units resulting from common shares issued under COPT forward equity sale agreements	—	—	1,614,087	46,454	—	—	46,454
Share-based compensation (units net of redemption)	—	—	362,213	7,456	—	—	7,456
Redemptions of vested equity awards	—	—	—	(2,064)	—	—	(2,064)
Comprehensive income	—	564	—	194,055	(25,527)	1,540	170,632
Distributions to owners of common and preferred units	—	(564)	—	(124,652)	—	—	(125,216)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,570	2,570
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(5,890)	(5,890)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(1,749)	—	—	(1,749)
Balance at December 31, 2019	352,000	8,800	113,551,130	1,724,159	(25,648)	11,934	1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	352,000	8,800	113,551,130	1,718,618	(25,648)	11,934	1,713,704
Redemption of preferred units	(352,000)	(8,800)	—	—	—	—	(8,800)
Share-based compensation (units net of redemption)	—	—	280,315	6,584	—	—	6,584
Redemptions of vested equity awards	—	—	—	(1,699)	—	—	(1,699)
Comprehensive income	—	300	—	98,554	16,493	241	115,588
Distributions to owners of common and preferred units	—	(300)	—	(124,840)	—	—	(125,140)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	112	112
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	—	—	(6,607)	—	—	(6,607)
Balance at December 31, 2020	—	$—	113,831,445	$1,690,610	$(9,155)	$12,257	$1,693,712
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Revenues from real estate operations received	$542,727	$530,280	$528,066
Construction contract and other service revenues received	78,470	94,677	33,579
Property operating expenses paid	(202,660)	(196,611)	(197,647)
Construction contract and other service expenses paid	(67,760)	(96,789)	(79,386)
General, administrative, leasing, business development and land carry costs paid	(31,406)	(29,347)	(27,006)
Interest expense paid	(61,471)	(67,475)	(72,460)
Lease incentives paid	(11,925)	(9,482)	(7,679)
Sales-type lease costs paid	(10,747)	—	—
Income taxes paid	(4)	—	(21)
Other	3,200	3,305	3,036
Net cash provided by operating activities	238,424	228,558	180,482
Cash flows from investing activities
Development and redevelopment of properties	(344,401)	(394,444)	(159,994)
Tenant improvements on operating properties	(28,754)	(23,809)	(35,098)
Other capital improvements on operating properties	(32,756)	(24,659)	(24,223)
Proceeds from property dispositions
Distribution from unconsolidated real estate joint venture following contribution of properties	—	201,499	—
Sale of properties	83,165	108,128	—
Proceeds from sale of investment in unconsolidated real estate joint venture	59,841	—	—
Non-operating distributions from unconsolidated real estate joint venture	3,695	22,426	1,942
Investing receivables funded	(272)	(11,180)	(97)
Investing receivables payments received	8,000	—	4,455
Leasing costs paid	(16,938)	(16,825)	(10,926)
Settlement of interest rate derivatives	(53,130)	—	—
Other	(4,242)	849	(8,977)
Net cash used in investing activities	(325,792)	(138,015)	(232,918)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	664,000	409,000	381,000
Unsecured senior notes	395,264	—	—
Other debt proceeds	206,931	43,615	13,406
Repayments of debt
Revolving Credit Facility	(698,000)	(445,000)	(294,000)
Unsecured senior notes	(300,000)	—	—
Scheduled principal amortization	(4,125)	(4,310)	(4,240)
Other debt repayments	(12,031)	(77)	(100,000)
Deferred financing costs paid	(2,400)	(448)	(8,292)
Payments on finance lease liabilities	(854)	(223)	(15,379)
Net proceeds from issuance of common units	—	46,415	202,065
Redemption of preferred units	(8,800)	—	—
Common unit distributions paid	(124,815)	(124,171)	(117,325)
Distributions paid to noncontrolling interests in other consolidated entities	(30)	(5,890)	(16)
Distributions paid to redeemable noncontrolling interests	(14,357)	(1,659)	(1,382)
Payments in connection with early extinguishment of debt	(7,029)	—	—
Other	(2,483)	(1,615)	(6,282)
Net cash provided by (used in) financing activities	91,271	(84,363)	49,555
Net increase (decrease) in cash and cash equivalents and restricted cash	3,903	6,180	(2,881)
Cash and cash equivalents and restricted cash
Beginning of year	18,130	11,950	14,831
End of year	$22,033	$18,130	$11,950

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$102,878	$200,004	$78,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	140,031	138,903	139,063
Impairment losses	1,530	329	2,367
Amortization of deferred financing costs and net debt discounts	4,272	3,639	3,393
Increase in deferred rent receivable	(2,168)	(4,091)	(4,621)
Gain on sales of real estate	(30,209)	(105,230)	(2,340)
Gain on sale of investment in unconsolidated real estate joint venture	(29,416)	—	—
Share-based compensation	6,503	6,714	6,376
Loss on early extinguishment of debt	7,306	—	258
Loss on interest rate derivatives	53,196	—	—
Other	(7,855)	(6,022)	(2,991)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,377)	(7,141)	5,673
Increase in prepaid expenses and other assets, net	(7,659)	(23,255)	(1,735)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,587	21,167	(48,431)
(Decrease) increase in rents received in advance and security deposits	(195)	3,541	4,827
Net cash provided by operating activities	$238,424	$228,558	$180,482
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$14,733	$8,066	$12,261
Restricted cash at beginning of period	3,397	3,884	2,570
Cash and cash equivalents and restricted cash at beginning of period	$18,130	$11,950	$14,831

Cash and cash equivalents at end of period	$18,369	$14,733	$8,066
Restricted cash at end of period	3,664	3,397	3,884
Cash and cash equivalents and restricted cash at end of period	$22,033	$18,130	$11,950
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(9,421)	$35,913	$6,570
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$2,570	$—
Recognition of operating right-of-use assets and related lease liabilities	$13,340	$840	$—
Non-cash changes from property dispositions:
Contribution of properties to unconsolidated real estate joint venture	$—	$158,542	$—
Investment in unconsolidated real estate joint ventures retained in disposition	$11,474	$34,506	$—
Non-cash changes from recognition of property sale previously accounted for as financing arrangement:
Decrease in assets held for sale, net	$—	$—	$(42,226)
Decrease in deferred property sale	$—	$—	$43,377
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(35,728)	$(25,817)	$2,915
Equity in other comprehensive income of an equity method investee	$—	$199	$210
Distributions payable	$31,231	$31,263	$30,856
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$6,607	$1,749	$1,837

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2020, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•181 properties totaling 21.0 million square feet comprised of 16.2 million square feet in 155 office properties and 4.7 million square feet in 26 single-tenant data center shell properties (“data center shells”). We owned 17 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a critical load of 19.25 megawatts;
•11 properties under development (nine office properties and two data center shells), including three partially-operational properties, that we estimate will total approximately 1.5 million square feet upon completion; and
•approximately 830 acres of land controlled for future development that we believe could be developed into approximately 10.4 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2020, COPT owned 98.6% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

Use of Estimates in the Preparation of Financial Statements

We make estimates and assumptions when preparing financial statements under generally accepted accounting principles (“GAAP”). These estimates and assumptions affect various matters, including:
•the reported amounts of assets and liabilities in our consolidated balance sheets as of the dates of the financial statements;
•the disclosure of contingent assets and liabilities as of the dates of the financial statements; and
•the reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods.

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

We capitalize direct and indirect project costs (including related compensation and other indirect costs), interest expense and real estate taxes associated with properties, or portions thereof, undergoing development or redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for a property undergoing development or redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-developed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under development. We start depreciating costs associated with newly-developed or redeveloped properties as they become operational.

Most of our leases provide for some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including whether the economic substance of the lease terms is properly reflected and whether the improvements: have value to us as real estate; are unique to the tenant or reusable by other tenants; may be altered or removed by the tenant without our consent or without compensating us for any lost fair value; or are owned, and remain, with us or the tenant at the end of the lease term.

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

When we dispose of, or classify as held for sale, a component (such as a reportable segment or sub-segment) or group of components that represents a strategic shift having a major effect on our operations and financial results (such as a major geographical area of operations or major line of business), we classify the associated results of operations as discontinued operations. We had no properties newly classified as discontinued operations in the last three years.

Sales of Properties

We recognize gains from sales of consolidated interests in properties to non-customer third parties when we have transferred control of such interests.

Impairment of Properties

We assess the asset groups associated with each of our properties, including operating properties, properties in development, land held for future development, related intangible assets, right-of-use assets, deferred rents receivable and lease liabilities for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired.  If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recovery analysis for such asset groups.  For properties to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over, in most cases, a ten-year holding period.  If we believe it is more likely than not that we will dispose of the properties earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property’s asset group is not recoverable from its estimated future cash flows, the property’s asset group is written down to the property’s estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans. Changes in holding periods may require us to recognize impairment losses.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

•properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated between land and buildings or, in the case of properties under development, development in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancelable terms of the respective leases;
•above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to lease revenue over the remaining lease terms of the respective leases, and to renewal periods in the case of below-market leases;
•in-place lease value based on our estimates of: (1) the present value of additional income to be realized as a result of leases being in place on the acquired properties; and (2) costs to execute similar leases. Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs;
•tenant relationship value based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors; and
•above- and below-market cost arrangements (such as real estate tax treaties or above- or below-market ground leases) based on the present value of the expected benefit from any such arrangements in place on the property at the time of acquisition.

Leased Assets, as a Lessee

Effective January 1, 2019, we adopted guidance requiring lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The resulting classification determines whether the lease expense is recognized based on an effective interest method or straight-line basis over the term of the lease. The guidance also requires us to recognize upon lease term commencement a right-of-use asset and lease liability for all leases with a term of greater than 12 months regardless of their classification. We adopted this guidance for leases on January 1, 2019 using a modified retrospective transition approach under which we elected to not adjust prior comparative reporting periods. We elected to apply a package of practical expedients that enabled us to carry forward upon adoption our historical assessments of: expired or existing leases regarding their lease classification; and whether any expired or existing contracts are, or contain, leases. We also elected a practical expedient that enabled us to avoid the need to assess whether expired or existing land easements not previously accounted for as leases are, or contain, a lease.

In determining right-of-use assets and lease liabilities, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms under our ground leases are usually significantly longer than the terms of borrowings available to us on a fully-collateralized basis, our estimate of this rate requires significant judgment, and considers factors such as interest rates available to us on a fully-collateralized basis for shorter-termed debt and U.S. Treasury rates.

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

Receivables and Credit Losses

We evaluate our receivables from customers and borrowers for collectability and recognize estimated credit losses on these receivables. We use judgment in estimating these losses based upon the credit status of the entities associated with the individual receivables and payment history.

Effective January 1, 2020, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. Our items within the scope of this guidance included the following:

•investing receivables, as disclosed in Note 8;
•tenant notes receivable;
•net investment in sales-type leases;
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

We estimate expected credit losses for in-scope items using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items within the scope of this guidance and the unique risk characteristics of such items, we individually assign each in-scope item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items in which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our notes receivable from the City of Huntsville disclosed in Note 8 and a tax incremental financing obligation disclosed in Note 20).

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Prior to our adoption of the credit loss guidance discussed above, we evaluated the collectability of both interest and principal of loans whenever events or changes in circumstances indicated such amounts may not be recoverable. A loan was impaired when it was probable that we would be unable to collect all amounts due according to the existing contractual terms.  When a loan was impaired, the amount of the loss accrual was calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate and the value of any collateral under such loan.

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

We defer all changes in the fair value of designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”), reclassifying such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting and the hedged transactions are probable not to occur, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

Upon lease commencement, we evaluate leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; when a lease meets none of these criteria, we classify the lease as an operating lease. Upon commencement of sales-type leases, we derecognize the underlying asset, recognizing in its place a net investment in the lease equal to the sum of the lease receivable and the present value of any unguaranteed residual asset and recognize any selling profit or loss created as a result of the difference between those two amounts. Similarly, for direct financing leases, the lessor derecognizes the underlying asset and recognizes a net investment in the lease, but, unlike in a sales-type lease, defers profit and amortizes it as interest income over the lease term. Our leases of properties as lessor are predominantly classified as operating leases, for which the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as described further below.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2019, we adopted guidance issued by the FASB setting forth principles for the recognition, measurement, presentation and disclosure of leases, which required lessors of real estate to account for leases using an approach substantially equivalent to guidance previously in place for operating leases, direct financing leases and sales-type leases.  We adopted this guidance for leases on January 1, 2019 using a modified retrospective transition approach under which we elected to not adjust prior comparative reporting periods (except for our presentation of lease revenue discussed below). We elected to apply a package of practical expedients that enabled us to carry forward upon adoption our historical assessments of: expired or existing leases regarding their lease classification and deferred recognition of non-incremental direct leasing costs; and whether any expired or existing contracts are, or contain, leases. We also elected a practical expedient that enabled us to avoid the need to assess whether expired or existing land easements not previously accounted for as leases are, or contain, a lease. In addition, we elected a practical expedient to avoid separating non-lease components that otherwise would need to be accounted for under revenue accounting guidance (such as tenant reimbursements of property operating expenses) from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; this enables us to account for the combination of the lease component and non-lease components as an operating lease since the lease component is the predominant component of the combined components.

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

•GMP contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs, up to a maximum contract amount. We generally enter into GMP contracts for projects that are significant in nature based on the size of the project and total fees, and for which the full scope of the project has not been determined as of the contract date. GMP contracts are lower risk to us than FFP contracts since the costs and revenue move proportionately to one another.
•FFP contracts provide for revenue equal to a fixed fee. These contracts are typically lower in value and scope relative to GMP contracts, and are generally entered into when the scope of the project is well defined. Typically, we assume more risk with FFP contracts than GMP contracts since the revenue is fixed and we could realize losses or less than expected profits if we incur more costs than originally estimated. However, these types of contracts offer the opportunity for additional profits when we complete the work for less than originally estimated.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•Cost-plus fee contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs but, unlike GMP contracts, do not have a maximum contract amount. Similar to GMP contracts, cost-plus fee contracts are low risk to us since the costs and revenue move proportionately to one another.

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

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Ordinary income	45.1%	54.4%	83.1%
Long-term capital gain	54.9%	45.6%	—%
Return of capital	—%	—%	16.9%

The dividends allocated to each of the above years for Federal income tax purposes included dividends paid on COPT’s common shares during each of those years except for the dividends paid on January 15, 2021 and 2020 (with a record date of December 31, 2020 and 2019, respectively), which were allocated for Federal income tax purposes to 2020 and 2019, respectively.

We distributed all of COPT’s REIT taxable income in 2020, 2019 and 2018 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $10 million higher than the amount reported on our consolidated balance sheet as of December 31, 2020.

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

Recent Accounting Pronouncements

As discussed above, effective January 1, 2020, we adopted guidance issued by the FASB that changed how entities measure credit losses for most financial assets and certain other instruments not measured at fair value through net income. The guidance replaced the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding those arising from operating leases), loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Under this guidance, we recognize an estimate of our expected

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

credit losses on these asset types as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected. We adopted this guidance using the modified retrospective transition method under which we recognized a $5.5 million allowance for credit losses by means of a cumulative-effect adjustment to cumulative distributions in excess of net income of the Company (or common units of the Operating Partnership), and did not adjust prior comparative reporting periods. Our consolidated statements of operations reflect adjustments for changes in our expected credit losses occurring subsequent to adoption of this guidance.

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

In March 2020, the FASB issued guidance containing practical expedients for reference rate reform related activities pertaining to debt, leases, derivatives and other contracts. The guidance is optional and may be adopted over time as reference rate reform activities occur. During 2020, we elected to apply an expedient to treat any changes in loans resulting from reference rate reform as debt modifications (as opposed to extinguishments) and hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of this guidance and may apply other elections as applicable as additional changes in the market occur.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

COPT has a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The Company froze additional entry into the plan effective December 31, 2019. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $3.0 million as of December 31, 2020 and $3.1 million as of December 31, 2019, and is included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on COPT’s consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2020 and 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,008	$—	$—	$3,008
Other	19	—	—	19
Other marketable securities (1)	30	—	—	30
Total assets	$3,057	$—	$—	$3,057
Liabilities:
Deferred compensation plan liability (2)	$—	$3,027	$—	$3,027
Interest rate derivatives	—	9,522	—	9,522
Total liabilities	$—	$12,549	$—	$12,549

December 31, 2019:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,035	$—	$—	$3,035
Other	25	—	—	25
Interest rate derivatives (1)	—	23	—	23
Total assets	$3,060	$23	$—	$3,083
Liabilities:
Deferred compensation plan liability (2)	$—	$3,060	$—	$3,060
Interest rate derivatives	—	25,682	—	25,682
Total liabilities	$—	$28,742	$—	$28,742

(1) Included in the line entitled “prepaid expenses and other assets, net” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020:
Assets:
Other marketable securities (1)	$30	$—	$—	$30
Liabilities:
Interest rate derivatives	$—	$9,522	$—	$9,522

December 31, 2019:
Assets:
Interest rate derivatives (1)	$—	$23	$—	$23
Liabilities:
Interest rate derivatives	$—	$25,682	$—	$25,682

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

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$528,269	$472,976
Buildings and improvements	3,711,264	3,306,791
Less: Accumulated depreciation	(1,124,253)	(1,007,120)
Operating properties, net	$3,115,280	$2,772,647

2020 Dispositions

On October 30, 2020, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $89.7 million and retained a 10% interest in the properties through B RE COPT DC JV II LLC (“B RE COPT”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $80.7 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $30.0 million.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2020 Development Activities

In 2020, we placed into service 1.8 million square feet in 11 newly-developed properties, 42,000 square feet in expansions of three fully-operational properties and 21,000 square feet in a redeveloped property. As of December 31, 2020, we had 11 properties under development, including three partially-operational properties, that we estimate will total 1.5 million square feet upon completion.

In the third quarter of 2020, we concluded that we no longer expected to develop a property in Baltimore, Maryland. As a result, we recognized an impairment loss on previously incurred pre-development costs of $1.5 million.

2019 Dispositions

In 2019, we sold, through a series of transactions, a 90% interest in nine data center shells in Northern Virginia based on an aggregate property value of $345.1 million, retaining a 10% interest in the properties through BREIT COPT DC JV LLC (“BREIT-COPT”), a newly-formed joint venture. The transactions for seven of these properties were completed on June 20, 2019 and the remaining two properties on December 5, 2019. Our partner in the joint venture acquired the 90% interest from us for $310.6 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $105.2 million.

2019 Development Activities

In 2019, we placed into service 1.1 million square feet in nine newly-developed properties and 85,000 square feet in one property under redevelopment.

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

2018 Development Activities

In 2018, we placed into service 666,000 square feet in six newly-developed properties, 22,000 square feet in one redeveloped property and land under a long-term contract.

In the fourth quarter of 2018, we abandoned plans to redevelop a property in our Fort Meade/BW Corridor sub-segment after we completed leasing on the property that did not require any redevelopment. Accordingly, we recognized an impairment loss of $2.4 million representing pre-development costs associated with the property.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. As of December 31, 2020, these leases, which may encompass all, or a portion of, a property, had remaining terms spanning from one month to 18 years and averaging approximately 5.4 years.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our lease revenue is comprised of: fixed lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below- market lease intangibles; and variable lease revenue, including tenant expense recoveries, lease termination revenue and other revenue from tenants that is not fixed under the lease. The table below sets forth our composition of lease revenue recognized between fixed and variable lease revenue (in thousands):

	For the Years Ended December 31,
Lease revenue	2020	2019
Fixed	$425,593	$412,342
Variable	110,534	110,130
	$536,127	$522,472
A significant concentration of our lease revenue in 2020 and 2019 was earned from our largest tenant, the USG, including 35% and 34% of our total lease revenue, respectively, and 25% of our fixed lease revenue in each of those years. Our lease revenue from the USG in 2020 and 2019 was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Northern Virginia Defense/IT reportable sub-segments (see Note 17).

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2020
Year Ending December 31,	Operating leases	Sales-type leases
2021	$424,585	$871
2022	378,573	949
2023	324,917	949
2024	276,488	949
2025	197,677	949
Thereafter	745,303	4,464
Total contractual payments	$2,347,543	9,131
Less: Amount representing interest		(2,558)
Net investment in sales-type leases		$6,573

Lessee Arrangements

As of December 31, 2020, our balance sheet included $81.0 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating or developing. The land leases have long durations with remaining terms ranging from 28 years (excluding extension options) to 95 years. As of December 31, 2020, our right-of-use assets included:

•$37.8 million for land on which we are developing an office property in Washington, D.C. through our Stevens Investors, LLC joint venture, virtually all of the rent on which was previously paid. This lease has a 95-year remaining term, and we possess a bargain purchase option that we expect to exercise in 2021;
•$11.3 million for land in a business park in Huntsville, Alabama under 15 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 42 to 51 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
•$10.1 million for land underlying operating office properties in Washington, D.C. under two leases with remaining terms of approximately 79 years;
•$6.6 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 62 to 73 years;
•$6.5 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 28 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
•$6.5 million for data center space in Phoenix, Arizona with a remaining term of 4 years and an option to renew for an additional five years that were not included in the term used in determining the asset balance; and
•$2.2 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 47 years, all of the rent on which was previously paid.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our property right-of-use assets consisted of the following (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2020	2019
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$40,570	$27,864
Finance leases - Property	Property - finance right-of-use assets	40,425	40,458
Total right-of-use assets		$80,995	$68,322

Property lease liabilities consisted of the following (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2020	2019
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$30,746	$17,317
Finance leases - Property	Other liabilities	28	702
Total lease liabilities		$30,774	$18,019

The table below sets forth the weighted average terms and discount rates of our property leases as of December 31, 2020:

Weighted average remaining lease term
Operating leases	50 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.21%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

		For the Years Ended December 31,
Lease cost	Statement of Operations Location	2020	2019
Operating lease cost
Property leases - fixed	Property operating expenses	$2,413	$1,664
Property leases - variable	Property operating expenses	127	4
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	34	30
		$2,574	$1,698

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,694	$1,004
Financing cash flows for financing leases	$674	$14

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Payments on property leases were due as follows (in thousands):

	As of December 31, 2020			As of December 31, 2019
Year Ending December 31,	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
2020	N/A	N/A	N/A	$1,092	$674	$1,766
2021	$3,211	$14	$3,225	1,138	14	1,152
2022	3,332	14	3,346	1,162	14	1,176
2023	3,382	—	3,382	1,167	—	1,167
2024	3,434	—	3,434	1,173	—	1,173
2025	1,780	—	1,780	N/A	N/A	N/A
Thereafter	126,350	—	126,350	100,609	—	100,609
Total lease payments	141,489	28	141,517	106,341	702	107,043
Less: Amount representing interest	(110,743)	—	(110,743)	(89,024)	—	(89,024)
Lease liability	$30,746	$28	$30,774	$17,317	$702	$18,019

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

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2020 (dollars in thousands):

		Nominal Ownership %		December 31, 2020 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC	3/23/2010	85%	Huntsville, Alabama	$403,448	$92,590	$100,334
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	161,735	158,286	88,028
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	100,258	62,446	55,227
				$665,441	$313,322	$243,589
(1)Excludes amounts eliminated in consolidation.

Each of these joint ventures are engaged in the development and operation of real estate. With regard to these joint ventures:

•for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. We had advanced $61.0 million to the City through December 31, 2020 to fund such costs. We also expect to fund additional development costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. In March 2020, the LW Redstone Company, LLC joint venture agreement was amended to change the distribution terms to allow the venture to distribute financing proceeds to satisfy our partner’s cumulative preferred return and to provide our partner a priority preferred return on its invested capital. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed to the partners as follows: (1) cumulative preferred returns of 13.5% on our partner’s invested capital; (2) cumulative preferred returns of 13.5% on our invested capital; (3) return of our invested capital; (4) return of our partner’s invested capital; and (5) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 1.6 million square feet of construction commencement

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

through December 31, 2020. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in COPLP;
•for Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time following the property’s development completion (expected to occur in 2021) and stabilization (as defined in the operating agreement) of the joint venture’s office property; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We and our partners each have the right to acquire each other’s interests at fair value upon the second anniversary of the property’s stabilization date (as defined in the operating agreement). Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP; and
•for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

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

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				December 31, 2020	December 31, 2019
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,988	$—
BREIT COPT DC JV LLC	6/20/2019	10%	9	13,315	14,133
GI-COPT DC Partnership LLC	7/21/2016	50%	N/A	—	37,816
			17	$29,303	$51,949
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)As of December 31, 2020, our investment in B RE COPT was $7.4 million lower than our share of the joint venture’s equity due to a difference between our cost basis and our share of B RE COPT’s underlying equity in the net assets acquired from GI-COPT.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Northern Virginia. With regard to these joint ventures:

•B RE COPT was formed in 2020, when, as described further in Note 4, we sold a 90% interest in two properties and retained a 10% interest in the properties through B RE COPT;
•on December 22, 2020, we sold, through a series of transactions, 80% of our 50% interests in LLCs holding six properties and associated mortgage debt that we owned through GI-COPT DC Partnership LLC (“GI-COPT”). We received $60 million in proceeds and a 10% retained interest in the LLCs through B RE COPT, and recognized a gain of $29.4 million on the sale of these interests. GI-COPT was dissolved upon completion of these transactions; and
•BREIT-COPT was formed in 2019, when, as described further in Note 4, we sold a 90% interest in nine properties and retained a 10% interest in the properties through the joint venture;

We concluded that B RE COPT and BREIT-COPT are variable interest entities. Under the terms of the joint venture agreements, we and our partners receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investments, subject to certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$131,974	$123,291	$8,683	$131,975	$120,894	$11,081
Tenant relationship value	59,069	49,055	10,014	59,131	43,544	15,587
Above-market leases	13,718	13,380	338	13,718	13,318	400
Other	1,333	1,024	309	1,333	1,009	324
	$206,094	$186,750	$19,344	$206,157	$178,765	$27,392

Amortization of intangible assets on real estate acquisitions totaled $8.0 million in 2020, $8.7 million in 2019 and $15.6 million in 2018. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: eight years; above-market leases: eight years; and other: 22 years. The approximate weighted average amortization period for all of the categories combined is seven years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $4.7 million for 2021; $3.2 million for 2022; $2.8 million for 2023; $2.3 million for 2024; and $2.0 million for 2025.

8.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2020	2019
Notes receivable from the City of Huntsville	$65,564	$59,427
Other investing loans receivable	6,041	14,096
Amortized cost basis	71,605	73,523
Allowance for credit losses	(2,851)	—
Investing receivables, net	$68,754	$73,523

The balances above include accrued interest receivable, net of allowance for credit losses, of $4.8 million as of December 31, 2020 and $4.7 million as of December 31, 2019.

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

Our other investing loans receivable carry an interest rate of 8.0% and mature in 2021.

The fair value of these receivables was approximately $73 million as of December 31, 2020 and $74 million as of December 31, 2019.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Lease incentives, net	$35,642	$28,433
Prepaid expenses	19,690	18,835
Furniture, fixtures and equipment, net	10,433	7,823
Construction contract costs in excess of billings, net	10,343	17,223
Net investment in sales-type leases	6,573	—
Non-real estate equity investments	5,509	6,705
Restricted cash	3,664	3,397
Deferred financing costs, net (1)	2,439	3,633
Deferred tax asset, net	1,989	2,328
Other assets	5,274	4,639
Total for COPLP and subsidiaries	101,556	93,016
Marketable securities in deferred compensation plan	3,027	3,060
Total for COPT and subsidiaries	$104,583	$96,076
(1)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2020	2019
Operating loss carry forward	$2,087	$2,885
Property	103	(77)
Valuation allowance	(201)	(480)
Deferred tax asset, net	$1,989	$2,328

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2020 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		December 31, 2020
	December 31, 2020	December 31, 2019
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$139,991	$143,430	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	115,119	68,055	LIBOR + 1.45% to 2.35% (5)	2022-2026
Total mortgage and other secured debt	255,110	211,485
Revolving Credit Facility	143,000	177,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (7)
Term Loan Facility	398,447	248,706	LIBOR + 1.00% to 1.65% (8)	2022
Unsecured Senior Notes (9)
3.60%, $350,000 aggregate principal	348,888	348,431	3.60% (10)	May 2023
5.25%, $250,000 aggregate principal	248,194	247,652	5.25% (11)	February 2024
5.00%, $300,000 aggregate principal	297,915	297,503	5.00% (12)	July 2025
2.25%, $400,000 aggregate principal	394,464	—	2.25% (13)	March 2026
3.70%, $300,000 aggregate principal	—	299,324	3.70% (14)	N/A (14)
Unsecured note payable	900	1,038	0% (15)	May 2026
Total debt, net	$2,086,918	$1,831,139

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.9 million as of December 31, 2020 and $5.8 million as of December 31, 2019.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $155,000 as of December 31, 2020 and $217,000 as of December 31, 2019.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of December 31, 2020.
(4)Includes a construction loan with $29.1 million in remaining borrowing capacity as of December 31, 2020.
(5)The weighted average interest rate on our variable rate secured debt was 2.28% as of December 31, 2020.
(6)The weighted average interest rate on the Revolving Credit Facility was 1.20% as of December 31, 2020.
(7)The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period.
(8)The interest rate on this loan was 1.15% as of December 31, 2020.
(9)Refer to the paragraphs below for further disclosure.
(10)The carrying value of these notes reflects an unamortized discount totaling $781,000 as of December 31, 2020 and $1.1 million as of December 31, 2019. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.
(11)The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of December 31, 2020 and $2.1 million as of December 31, 2019. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.
(12)The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of December 31, 2020 and $2.1 million as of December 31, 2019.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%
(13)The carrying value of these notes reflects an unamortized discount totaling $4.5 million as of December 31, 2020.
(14)The carrying value of these notes reflects an unamortized discount totaling $534,000 as of December 31, 2019. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.
(15)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $161,000 as of December 31, 2020 and $223,000 as of December 31, 2019.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

such payments or distributions may prompt failure of debt covenants.  As of December 31, 2020, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2020
2021	$3,955
2022	487,380
2023	560,130
2024	279,983
2025	323,717
Thereafter	446,300
Total	$2,101,465	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $14.5 million.

We capitalized interest costs of $12.1 million in 2020, $10.8 million in 2019 and $5.9 million in 2018.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,289,461	$1,334,342	$1,192,910	$1,227,441
Other fixed-rate debt	140,891	142,838	144,468	149,907
Variable-rate debt	656,566	654,102	493,761	495,962
	$2,086,918	$2,131,282	$1,831,139	$1,873,310

Revolving Credit Facility

On October 10, 2018, we entered into a credit agreement with a group of lenders to replace our existing unsecured revolving credit facility with a new facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures on March 10, 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the facility is based on LIBOR plus 0.775% to 1.450%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2020, the maximum borrowing capacity under this facility totaled $800.0 million, of which $657.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $204.9 million in 2020 and $255.6 million in 2019. The weighted average interest rate on our Revolving Credit Facility was 1.55% in 2020 and 3.32% in 2019.

Term Loan Facilities

As of December 31, 2020, we had an unsecured term loan facility that we amended in 2020 to increase the loan amount by $150.0 million and change the interest terms. The loan carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 1.00% to 1.65%, as determined by: a ratio of our debt to our assets; and the credit ratings assigned to COPLP by the Ratings Agencies.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition to the term loan discussed above, we also had a term loan for which we repaid the remaining balance of $100.0 million in 2018.

In connection with our Revolving Credit Facility discussed above, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

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

With regard to our 3.70% Senior Notes, we:

•purchased $122.9 million of our 3.70% Senior Notes due 2021 (the “3.70% Notes”) on September 17, 2020 for $126.0 million, plus accrued interest, pursuant to a tender offer; and
•redeemed the remaining $177.1 million of the 3.70% Notes on October 19, 2020 for $180.9 million plus accrued interest.

In connection with this purchase and redemption, we recognized a loss on early extinguishment of debt of $7.3 million in 2020.

We may redeem our unsecured senior notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (30 basis points for the 3.60% Senior Notes, 40 basis points for the 5.25% Senior Notes, 45 basis points for the 5.00% Senior Notes and 35 basis points for the 2.25% Senior Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after a defined period of time prior to the maturity date (one month for the 2.25% Notes or three months for the other notes), the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2020	2019
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(3,394)	$(1,028)
100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(3,401)	(1,037)
50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(1,704)	(524)
11,200	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(733)	(20)
23,000	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	(290)	—
75,000	(3)	3.176%	Three-Month LIBOR	6/30/2020	N/A	—	(8,640)
75,000	(3)	3.192%	Three-Month LIBOR	6/30/2020	N/A	—	(8,749)
75,000	(3)	2.744%	Three-Month LIBOR	6/30/2020	N/A	—	(5,684)
—		1.390%	One-Month LIBOR	10/13/2015	10/1/2020	—	23
						$(9,522)	$(25,659)
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.
(3)As discussed below, these instruments were cash settled in September 2020.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2020	2019
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$—	$23
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(9,522)	$(25,682)

The tables below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Loss Recognized in AOCL on Derivatives			Amount of (Loss) Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2020	2019	2018	2020	2019	2018
Interest rate derivatives	$(39,454)	$(24,321)	$(2,373)	$(3,725)	$1,415	$407

	Amount of Loss Reclassified from AOCL into Loss on Interest Rate Derivatives on Statement of Operations			Amount of Loss Recognized on Undesignated Swaps in Loss on Interest Rate Derivatives on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2020	2019	2018	2020	2019	2018
Interest rate derivatives	$(51,865)	$—	—	$(1,265)	$—	—

As described further in Note 10, in September 2020, we completed our issuance of the 2.25% Notes. In August 2020, in anticipation of pursuing such an issuance, we determined that the forecasted transactions hedged by our three interest rate swaps with an effective date of June 30, 2020 and an aggregate notional amount of $225.0 million were no longer probable of occurring, resulting in our discontinuance of hedge accounting on these swaps. When we consummated the note issuance in September 2020, we determined that it was probable that the forecasted transactions would not occur, resulting in our reclassification of $51.9 million in losses from AOCL to loss on interest rate derivatives on our statements of operations. On September 22, 2020, we cash settled these swaps and accrued interest thereon for an aggregate amount of $53.1 million.

Based on the fair value of our derivatives as of December 31, 2020, we estimate that approximately $4.8 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2020, we were not in default with any of these provisions.  As of December 31, 2020, the fair value of interest rate derivatives in a liability position related to these agreements was $9.6 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2020, we had not posted any collateral related to these agreements. If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $10.0 million as of December 31, 2020.

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

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$29,431	$26,260	$23,125
Contributions from noncontrolling interests	—	—	186
Distributions to noncontrolling interests	(14,034)	(2,413)	(1,411)
Net income attributable to noncontrolling interests	3,426	3,835	2,523
Adjustment to arrive at fair value of interests	6,607	1,749	1,837
Ending balance	$25,430	$29,431	$26,260

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

13.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2020, COPT had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

Common Shares

In November 2018, COPT established an at-the-market (“ATM”) stock offering program under which it may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300.0 million (the “2018 ATM Program”). Under the 2018 ATM Program, COPT may also, at its discretion, sell common shares under forward equity sales agreements. As of December 31, 2020, COPT had not issued any shares under the 2018 ATM Program.

From 2018 to 2020, COPT completed the following share issuances under stock programs no longer in effect:

•1.6 million shares in 2019 for net proceeds of $46.5 million, and 5.9 million shares in 2018 for net proceeds of $172.5 million, under forward equity sale agreements originating on November 2, 2017 to issue shares at an initial gross offering price of $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price received upon physical settlement of the agreements was subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and was decreased on each of certain dates specified in the agreements during the term of the agreements; and
•992,000 common shares in 2018 at a weighted average price of $30.46 per share under an ATM program established in 2016. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

Certain holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 14,009 in 2020, 105,039 in 2019 and 1.9 million in 2018.

COPT declared dividends per common share of $1.10 in 2020, 2019 and 2018.

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

14.    Equity - COPLP and Subsidiaries

Limited Partner Preferred Units

On December 21, 2020, COPLP redeemed its 352,000 Series I Preferred Units from the third party unitholder at the units’ aggregate liquidation preference of $8.8 million ($25.00 per unit), plus accrued and unpaid distributions of return thereon up to the date of redemption. The owner of these units earned a priority annual cumulative return on the units equal to: 3.5% of their liquidation preference from September 23, 2019 up to the redemption date; and 7.5% of their liquidation preference prior to September 23, 2019. These units were convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit, with the resulting common units being exchangeable for COPT common shares in accordance with the terms of COPLP’s agreement of limited partnership.

Common Units

COPT owned 98.6% of COPLP’s common units as of December 31, 2020 and 98.7% as of December 31, 2019.

From 2018 to 2020, COPT acquired additional common units through the following common share issuances under stock programs no longer in effect:

•1.6 million shares in 2019 for net proceeds of $46.5 million, and 5.9 million shares in 2018 for net proceeds of $172.5 million, under forward equity sale agreements originating on November 2, 2017; and
•992,000 shares in 2018 at a weighted average price of $30.46 per share under an ATM program established in 2016. Net proceeds from the shares issued totaled $29.8 million, after payment of $0.5 million in commissions to sales agents.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Certain limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 14,009 in 2020, 105,039 in 2019 and 1.9 million in 2018. In addition, we redeemed 924 common units in 2019 for $25,000 and 13,377 in 2018 for $339,000.

COPLP declared distributions per common unit of $1.10 in 2020, 2019 and 2018.

15.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, COPT adopted the 2017 Omnibus Equity and Incentive Plan (the “2017 Plan”) following the approval of such plan by our common shareholders. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 3.4 million common shares in COPT to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. In November 2018, we amended the 2017 Plan to provide for the future grant of awards in the form of PIUs; PIUs are a special class of common unit structured to qualify as “profit interests” for tax purposes which are similar to restricted shares and PSUs, except that upon vesting recipients will receive common units in COPLP. This plan expires on May 11, 2027. Shares for the 2017 Plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission. In connection with awards of common shares granted by COPT under the 2017 Plan, COPLP issues to COPT an equal number of equity instruments with identical terms.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
General, administrative and leasing expenses	$5,385	$5,748	$5,415
Property operating expenses	1,119	966	961
Capitalized to development activities	556	742	587
Share-based compensation cost	$7,060	$7,456	$6,963

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs, PIUs and deferred share awards and 0% to 8% for restricted shares.

As of December 31, 2020, unrecognized compensation costs related to unvested awards included:

•$5.6 million on restricted shares expected to be recognized over a weighted average period of approximately two years;
•$2.2 million on performance-based PIUs (“PB-PIUs”) expected to be recognized over a weighted average performance period of approximately two years;
•$2.1 million on time-based PIUs (“TB-PIUs”) expected to be recognized over a weighted average period of approximately three years; and
•$121,000 on deferred share awards expected to be recognized through October 2021.

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2018, 2019 and 2020:

	Shares		Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	425,626		$30.37
Granted	219,716		25.62
Forfeited	(25,419)		30.02
Vested	(181,238)		29.49
Unvested as of December 31, 2018	438,685		28.38
Granted	195,520		26.56
Forfeited	(56,341)		29.44
Vested	(185,001)		28.01
Unvested as of December 31, 2019	392,863		27.49
Granted	166,918		25.22
Forfeited	(25,773)	(1)	27.12
Vested	(173,191)		28.14
Unvested as of December 31, 2020	360,817		$26.16
Unvested shares as of December 31, 2020 that are expected to vest	330,605		$26.14
(1)Includes 9,064 restricted shares previously awarded to our former Executive Vice President and Chief Operating Officer that were forfeited upon his resignation.

Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $4.4 million in 2020, $4.9 million in 2019 and $4.6 million in 2018.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

PIUs

Commencing in 2019, we offered our executives and Trustees the opportunity to select PIUs as a form of long-term compensation in lieu of, or in combination with, other forms of share-based compensation awards (restricted shares, deferred share awards and PSUs). Our executives and certain of our Trustees selected PIUs as their form of share-based compensation for their 2019 and 2020 grants. We granted two forms of PIUs: TB-PIUs; and PB-PIUs. TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs carry substantially the same rights to redemption and distributions as non-PIU common units.

TB-PIUs

TB-PIUs granted to executives vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. The following table summarizes TB-PIUs under the share-based compensation plan for 2019 and 2020:

	Number of TB-PIUs		Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	—		N/A
Granted	61,820		$26.01
Unvested as of December 31, 2019	61,820		26.01
Granted	98,318		25.47
Forfeited	(20,622)	(1)	25.50
Vested	(25,182)		26.30
Unvested as of December 31, 2020	114,334		$25.57
Unvested TB-PIUs as of December 31, 2020 that are expected to vest	114,334		$25.57
(1)Represents TB-PIUs previously awarded to our former Executive Vice President and Chief Operating Officer that were forfeited upon his resignation.

The aggregate intrinsic value of TB-PIUs that vested was $640,000 in 2020.

PB-PIUs

We made the following grants of PB-PIUs to executives in 2019 and 2020: (dollars in thousands, except per share data):

Grant Date	Number of PB-PIUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PB-PIUs Outstanding as of December 31, 2020 (1)
1/1/2019	193,682	1/1/2019	12/31/2021	$2,415	156,104
1/1/2020	176,758	1/1/2020	12/31/2022	$2,891	141,152
(1)Excludes 73,184 PB-PIUs previously awarded to our former Executive Vice President and Chief Operating Officer that were forfeited upon his resignation.

The PB-PIUs each have a three-year performance period concluding on the earlier of the respective performance period end dates, or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

performance period will be determined based on the percentile rank of COPT’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

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

We computed grant date fair values for PB-PIUs using Monte Carlo models and are recognizing these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PB-PIUs granted in 2019 and 2020 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2019	$12.47	$21.03	21.0%	2.51%
1/1/2020	$16.36	$29.38	18.0%	1.65%

PSUs

We made the following grants of PSUs to executives from 2016 through 2018 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2020
3/1/2016	26,299	1/1/2016	12/31/2018	$1,005	—
1/1/2017	39,351	1/1/2017	12/31/2019	$1,415	—
1/1/2018	59,110	1/1/2018	12/31/2020	$1,890	46,912	(1)
(1)Excludes 12,198 PSUs previously awarded to our former Executive Vice President and Chief Operating Officer that were forfeited upon his resignation.

The PSUs each had three-year performance periods concluding on the earlier of the respective performance period end dates set forth above or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period were determined based on the percentile rank of COPT’s TSR relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th (target)	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the percentile rank exceeded the 25th percentile and was between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs was interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we settled the award by issuing fully-vested COPT shares equal to the number of earned PSUs in settlement of the award plan and either:

•for awards granted January 1, 2017 and prior thereto, issuing fully-vested COPT shares equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on such settlement date, as defined under the terms of the agreement; or
•for awards issued subsequent to January 1, 2017, paying cash equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs was prorated based on the portion of the three-year performance period that had elapsed.  If employment was terminated by the employee or by us for cause, all PSUs were forfeited.  PSUs do not carry voting rights.

Based on COPT’s TSR relative to its peer group of companies:

•for the 2016 PSUs issued to executives that vested on December 31, 2018, we issued 44,757 common shares in settlement of the PSUs on January 18, 2019;
•for the 2017 PSUs issued to executives that vested on December 31, 2019, we issued 23,181 common shares in settlement of the PSUs on January 13, 2020; and
•for the 2018 PSUs issued to executives that vested on December 31, 2020, we issued 93,824 common shares in settlement of the PSUs on February 3, 2021.

We computed grant date fair values for PSUs using Monte Carlo models and recognized these values over the performance periods. The 2018 grant date fair value of $31.97 was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $29.20; expected volatility for common shares of 17.0%; and a risk-free interest rate of 2.04%.

Deferred Share Awards

We made the following grants of deferred share awards to nonemployee members of our Board of Trustees in 2018, 2019 and 2020 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Share
2018	13,832	$388	$28.08
2019	3,432	$95	$27.60
2020	10,679	$253	$23.68

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We issued the following common shares in settlement of deferred shares in 2018, 2019 and 2020 (dollars in thousands, except per share data):

Year of Settlement	Number of Common Shares Issued	Grant Date Fair Value Per Share	Aggregate Intrinsic Value
2018	5,515	$29.32	$154
2019	3,097	$26.77	$86
2020	—	N/A	N/A

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Options

We have not issued options since 2009, the last of which expired in 2019, and all of our options were vested and fully expensed prior to 2018.

16.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Year Ended December 31, 2020
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures	Total
December 31, 2019	$—	$97	$—	$—	$97
Cumulative effect of change for adoption of credit loss guidance	3,732	325	144	1,340	5,541
Credit loss (recoveries) expense	(881)	729	559	(1,340)	(933)
Other changes	—	52	(60)	—	(8)
December 31, 2020	$2,851	$1,203	$643	$—	$4,697
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of December 31, 2020 included $257,000 in the line entitled “accounts receivable, net” and $386,000 in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables and tenants notes receivable by credit risk classification, by origination year as of December 31, 2020 (in thousands):

	Origination Year
	2015 and Earlier	2016	2017	2018	2019	2020	Total
Investing receivables:
Credit risk classification:
Investment grade	$64,354	$—	$971	$—	$—	$239	$65,564
Non-investment grade	—	—	—	—	6,041	—	6,041
Total	$64,354	$—	$971	$—	$6,041	$239	$71,605

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$14	$—	$1,028	$84	$343	$1,469
Non-investment grade	97	165	—	164	1,883	1,803	4,112
Total	$97	$179	$—	$1,192	$1,967	$2,146	$5,581

Sales-type lease receivable:
Credit risk classification:
Investment grade	$—	$—	$—	$—	$—	$6,573	$6,573

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2020.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Notes receivable on nonaccrual status as of December 31, 2020 and 2019 were not significant. We did not recognize any interest income during the year ended December 31, 2020 on notes receivable on nonaccrual status.

17.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support Locations”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure).

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Operating Property Segments
	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Year Ended December 31, 2020
Revenues from real estate operations	$254,197	$57,817	$50,982	$32,869	$22,515	$29,139	$447,519	$60,627	$27,788	$2,791	$538,725
Property operating expenses	(85,032)	(21,321)	(29,055)	(12,655)	(8,119)	(3,195)	(159,377)	(29,144)	(14,171)	(1,148)	(203,840)
UJV NOI allocable to COPT	—	—	—	—	—	6,951	6,951	—	—	—	6,951
NOI from real estate operations	$169,165	$36,496	$21,927	$20,214	$14,396	$32,895	$295,093	$31,483	$13,617	$1,643	$341,836
Additions to long-lived assets	$31,295	$11,620	$—	$7,104	$2,905	$—	$52,924	$17,232	$11,158	$165	$81,479
Transfers from non-operating properties	$21,859	$2,557	$456	$—	$138,122	$230,277	$393,271	$83,091	$—	$—	$476,362
Segment assets at December 31, 2020	$1,277,849	$392,714	$142,137	$178,897	$281,386	$419,929	$2,692,912	$490,422	$202,089	$3,555	$3,388,978

Year Ended December 31, 2019
Revenues from real estate operations	$252,781	$55,742	$51,140	$32,659	$16,593	$26,571	$435,486	$59,611	$29,405	$2,961	$527,463
Property operating expenses	(82,815)	(19,779)	(29,042)	(13,579)	(6,626)	(1,962)	(153,803)	(29,682)	(13,213)	(1,445)	(198,143)
UJV NOI allocable to COPT	—	—	—	—	—	5,705	5,705	—	—	—	5,705
NOI from real estate operations	$169,966	$35,963	$22,098	$19,080	$9,967	$30,314	$287,388	$29,929	$16,192	$1,516	$335,025
Additions to long-lived assets	$34,618	$9,326	$—	$8,912	$1,548	$—	$54,404	$20,925	$893	$128	$76,350
Transfers from non-operating properties	$18,606	$4,548	$10,781	$—	$33,606	$159,472	$227,013	$—	$(1,012)	$—	$226,001
Segment assets at December 31, 2019	$1,280,656	$396,914	$146,592	$184,257	$138,501	$279,099	$2,426,019	$392,319	$202,935	$3,685	$3,024,958

Year Ended December 31, 2018
Revenues from real estate operations	$248,927	$53,518	$46,286	$31,927	$14,745	$25,650	$421,053	$61,181	$31,892	$3,127	$517,253
Property operating expenses	(82,975)	(20,330)	(26,888)	(13,536)	(6,050)	(3,225)	(153,004)	(30,253)	(16,342)	(1,436)	(201,035)
UJV NOI allocable to COPT	—	—	—	—	—	4,818	4,818	—	—	—	4,818
NOI from real estate operations	$165,952	$33,188	$19,398	$18,391	$8,695	$27,243	$272,867	$30,928	$15,550	$1,691	$321,036
Additions to long-lived assets	$38,612	$7,956	$—	$6,535	$573	$—	$53,676	$19,730	$856	$480	$74,742
Transfers from non-operating properties	$35,648	$10,231	$14,718	$(116)	$4,167	$99,191	$163,839	$—	$2,304	$—	$166,143
Segment assets at December 31, 2018	$1,279,571	$399,339	$139,731	$188,911	$108,010	$353,165	$2,468,727	$395,380	$216,640	$4,115	$3,084,862

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Segment revenues from real estate operations	$538,725	$527,463	$517,253
Construction contract and other service revenues	70,640	113,763	60,859
Total revenues	$609,365	$641,226	$578,112

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
UJV NOI allocable to COPT	$6,951	$5,705	$4,818
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(5,120)	(4,065)	(3,314)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(6)	(7)	1,193
Equity in income of unconsolidated entities	$1,825	$1,633	$2,697

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

	For the Years Ended December 31,
	2020	2019	2018
Construction contract and other service revenues	$70,640	$113,763	$60,859
Construction contract and other service expenses	(67,615)	(109,962)	(58,326)
NOI from service operations	$3,025	$3,801	$2,533

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
NOI from real estate operations	$341,836	$335,025	$321,036
NOI from service operations	3,025	3,801	2,533
Interest and other income	8,574	7,894	4,358
Credit loss recoveries	933	—	—
Gain on sales of real estate	30,209	105,230	2,340
Gain on sale of investment in unconsolidated real estate joint venture	29,416	—	—
Equity in income of unconsolidated entities	1,825	1,633	2,697
Income tax (expense) benefit	(353)	217	363
Depreciation and other amortization associated with real estate operations	(138,193)	(137,069)	(137,116)
Impairment losses	(1,530)	(329)	(2,367)
General, administrative and leasing expenses	(33,001)	(35,402)	(28,900)
Business development expenses and land carry costs	(4,473)	(4,239)	(5,840)
Interest expense	(67,937)	(71,052)	(75,385)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(6,951)	(5,705)	(4,818)
Loss on early extinguishment of debt	(7,306)	—	(258)
Loss on interest rate derivatives	(53,196)	—	—
Net income	$102,878	$200,004	$78,643

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2020	2019
Segment assets	$3,388,978	$3,024,958
Operating properties lease liabilities included in segment assets	30,721	17,317
Non-operating property assets	466,991	621,630
Other assets	190,333	190,548
Total COPT consolidated assets	$4,077,023	$3,854,453

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, gain on sale of investment in unconsolidated real estate joint venture, loss on early extinguishment of debt, loss on interest rate derivatives and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss recoveries (expense), income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.      Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Construction contract revenue:
GMP	$22,032	$67,708	$34,050
Cost-plus fee	34,025	34,386	5,540
FFP	12,373	10,688	20,327
Other	2,210	981	942
	$70,640	$113,763	$60,859

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Construction contract revenue:
Construction	$66,087	$112,170	$57,986
Design	2,343	612	1,931
Other	2,210	981	942
	$70,640	$113,763	$60,859

We derived 55% of our construction contract revenue from the USG in 2020, 74% in 2019 and 95% in 2018.

We recognized an insignificant amount of revenue in 2020, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Beginning balance	$12,378	$6,701
Ending balance	$13,997	$12,378

Contract assets, which we refer to herein as construction contract costs in excess of billings, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Beginning balance	$17,223	$3,189
Ending balance	$10,343	$17,223

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Beginning balance	$1,184	$568
Ending balance	$4,610	$1,184
Portion of beginning balance recognized in revenue during the year	$757	$446

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2020 that will be recognized as revenue in future periods was $81.9 million, all of which we expect to recognize in 2021.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues, and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in 2020, 2019 and 2018.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to COPT	$97,374	$191,692	$72,301
Income attributable to share-based compensation awards	(431)	(656)	(462)
Numerator for basic EPS on net income attributable to COPT common shareholders	$96,943	$191,036	$71,839
Redeemable noncontrolling interests	—	132	—
Income attributable to share-based compensation awards	27	33	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$96,970	$191,201	$71,839
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,788	111,196	103,946
Dilutive effect of redeemable noncontrolling interests	—	119	—
Dilutive effect of share-based compensation awards	288	308	134
Dilutive effect of forward equity sale agreements	—	—	45
Denominator for diluted EPS (common shares)	112,076	111,623	104,125
Basic EPS	$0.87	$1.72	$0.69
Diluted EPS	$0.87	$1.71	$0.69

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2020	2019	2018
Conversion of common units	1,236	1,299	2,468
Conversion of redeemable noncontrolling interests	957	896	936
Conversion of Series I Preferred Units	171	176	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 430,000 for 2020, 441,000 for 2019 and 452,000 for 2018;
•weighted average unvested TB-PIUs of 89,000 for 2020 and 51,000 for 2019;
•weighted average options of 12,000 for 2019 and 42,000 for 2018; and
•weighted average shares related to COPT’s forward equity sale agreements of 376,000 for 2019.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to COPLP	$98,854	$194,619	$74,703
Preferred unit distributions	(300)	(564)	(660)
Income attributable to share-based compensation awards	(511)	(785)	(462)
Numerator for basic EPU on net income attributable to COPLP common unitholders	98,043	193,270	73,581
Redeemable noncontrolling interests	—	132	—
Income attributable to share-based compensation awards	—	33	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$98,043	$193,435	$73,581
Denominator (all weighted averages):
Denominator for basic EPU (common units)	113,024	112,495	106,414
Dilutive effect of redeemable noncontrolling interests	—	119	—
Dilutive effect of share-based compensation awards	288	308	134
Dilutive effect of forward equity sale agreements	—	—	45
Denominator for diluted EPU (common units)	113,312	112,922	106,593
Basic EPU	$0.87	$1.72	$0.69
Diluted EPU	$0.87	$1.71	$0.69

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2020	2019	2018
Conversion of redeemable noncontrolling interests	957	896	936
Conversion of Series I Preferred Units	171	176	176

The following securities were also excluded from the computation of diluted EPU because their effect was antidilutive:

•weighted average restricted units and deferred share awards of 430,000 for 2020, 441,000 for 2019 and 452,000 for 2018;
•weighted average unvested TB-PIUs of 89,000 for 2020 and 51,000 for 2019;
•weighted average options of 12,000 for 2019 and 42,000 for 2018; and
•weighted average shares related to COPT’s forward equity sale agreements of 376,000 for 2019.

20.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2020, management believes that it is reasonably possible that we could recognize a loss of up to $3.1 million for certain municipal tax claims. While we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other such claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $33 million as of December 31, 2020. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2020, we do not expect any such future fundings will be required.

Effects of COVID-19

Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, has spread worldwide. In an effort to control its spread, governments and other authorities imposed restrictive measures affecting freedom of movement and business operations, such as shelter-in-place orders and business closures. Strong restrictive measures were put into place in much of the United States beginning in March 2020, bringing many businesses to a halt while forcing others to change the way in which they conduct their operations, with much of the workforce working from

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

their homes to the extent they were able. States and local governments began easing these measures to varying extents in late April 2020, with some lifting restrictive measures entirely, while others chose a more gradual, extended easing approach. While the easing of these measures enabled many businesses to gradually resume normal operations, most businesses continue to be hindered to varying extents by either measures still in effect, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. As of the date of this filing, COVID-19 spread continues world- and nation-wide, and is expected to continue until vaccinations have been administered to much of the population, which is not expected to occur in the United States until at least mid- to late 2021. As a result, there continues to be significant uncertainty regarding the duration and extent of this pandemic. The outbreak significantly disrupted financial and economic markets worldwide, as well as in the United States at a national, regional and local level. These conditions could continue or further deteriorate as businesses feel the prolonged effects of stalled or reduced operations and uncertainty regarding the pandemic continues.

COVID-19, and any similar pandemics should they occur, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

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

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration of the pandemic and any future resurgence or variants thereof, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$46,543	$26,715	$58,002	$21,859	$26,715	$79,861	$106,576	$(20,981)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	70,552	—	—	70,552	70,552	(566)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	9,666	—	20,533	65	—	20,598	20,598	(4,007)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	10,263	—	19,593	66	—	19,659	19,659	(3,418)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	302	364	3,411	3,775	(1,584)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	11,851	—	22,389	60	—	22,449	22,449	(3,945)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,785	9,621	—	59,406	59,406	(19,011)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,007	901	2,130	17,908	20,038	(5,506)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	8,795	—	51,259	51,259	(17,812)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	5,075	1,906	12,698	14,604	(7,442)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,730	2,917	16,989	19,906	(10,566)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	6,274	2,517	16,342	18,859	(10,443)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	5,007	3,684	12,524	16,208	(7,329)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	2,042	905	5,662	6,567	(3,255)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	4,636	1,386	10,212	11,598	(6,156)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	9,184	2,847	21,170	24,017	(12,075)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	6,528	2,484	16,278	18,762	(10,164)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	1,065	950	4,929	5,879	(854)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	4,915	3,507	35,092	38,599	(12,784)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,751	3,407	25,918	29,325	(10,941)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,832	2,398	14,370	16,768	(9,190)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	5,485	3,731	21,438	25,169	(9,512)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	76	—	1,577	76	1,653	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,751	1,572	13,926	15,498	(7,351)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	3,873	1,615	12,231	13,846	(7,115)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	8,659	3,436	23,061	26,497	(13,126)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	20,656	27,964	72,646	100,610	(28,175)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	17,851	4,415	38,216	42,631	(18,061)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	4,386	5,753	18,001	23,754	(10,079)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(6,310)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(19)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(23)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	75	393	3,398	3,791	(268)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(244)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	980	613	3,562	4,175	(1,860)	2002	12/21/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	2,602	1,856	10,027	11,883	(4,274)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,040	522	3,130	3,652	(1,399)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,326	688	5,186	5,874	(2,879)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,594	773	5,688	6,461	(2,696)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	838	436	2,580	3,016	(1,231)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	33,689	10,486	76,028	86,514	(38,872)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	23,954	8,275	58,307	66,582	(25,248)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	(1)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	327	134	2,038	2,172	(599)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	248	113	1,650	1,763	(493)	2010	9/14/2007
2100 L Street (O)	Washington, DC	82,882	19,024	92,387	—	19,024	92,387	111,411	—	2020 (7)	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,347	2,995	—	10,342	10,342	(1,786)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,061	1,422	7,780	9,202	(4,126)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	2,994	1,362	8,785	10,147	(4,888)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	2,770	1,094	7,808	8,902	(3,624)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	8,205	2,243	18,624	20,867	(8,227)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	648	692	3,699	4,391	(2,027)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	16,213	8,057	50,801	58,858	(15,418)	1985	3/19/2015
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,155	1	2,791	12,156	14,947	(12,146)	2000	3/4/2003
2600 Park Tower Drive (O)	Vienna, VA	—	20,284	34,443	3,883	20,284	38,326	58,610	(7,108)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,565	2,098	22,899	24,997	(11,747)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	5,629	1,737	20,895	22,632	(12,487)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	4,332	2,251	25,943	28,194	(13,586)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	2,796	3,863	32,068	35,931	(13,249)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	3,247	4,611	17,844	22,455	(10,267)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	8,726	8,737	40,338	49,075	(22,740)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	3,915	—	12,101	1,009	—	13,110	13,110	(1,894)	2009	8/7/2015
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	2,095	1,517	61,260	62,777	(16,564)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	1,094	2,648	30,781	33,429	(10,028)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	1,982	3,411	26,899	30,310	(11,186)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	2,566	3,260	25,158	28,418	(9,147)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,354	1,422	28,562	29,984	(7,003)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	42,584	—	2,372	42,584	44,956	(5,027)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	5,135	261	31,666	31,927	(11,066)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(4,389)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(1,247)	2008	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	226	2,748	38,382	41,130	(8,426)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	560	2,185	28,986	31,171	(10,716)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	132	2,067	21,755	23,822	(7,029)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(8,568)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	38	1,656	23,056	24,712	(5,956)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	6,052	—	9,207	—	—	9,207	9,207	(394)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	2,080	1,831	25,337	27,168	(5,032)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	5,269	—	8,020	—	—	8,020	8,020	(304)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,751	148	2,370	27,899	30,269	(4,752)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	830	1,852	22,393	24,245	(4,936)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,706	817	3,289	4,106	(1,679)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,138	405	2,757	3,162	(1,512)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	180	434	4,002	4,436	(2,005)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	291	344	1,181	1,525	(546)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,349	1,309	5,855	7,164	(3,431)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	816	2,272	14,624	16,896	(3,455)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	23,294	—	—	23,294	23,294	(19)	2020 (7)	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	2,712	1,406	8,508	9,914	(4,231)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	3,399	1,200	10,598	11,798	(3,932)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	299	1,878	11,857	13,735	(4,697)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	31,249	9	2,035	31,258	33,293	(2,521)	2017	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,641	—	21,713	21,713	(6,375)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	855	—	5,405	5,405	(1,652)	2007	3/8/2006
5801 University Research Court (O)	College Park, MD	11,200	—	17,434	—	—	17,434	17,434	(1,195)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	20,011	—	22,771	1,780	—	24,551	24,551	(7,170)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	21,171	—	31,906	405	—	32,311	32,311	(8,885)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,268	—	—	8,268	8,268	(14)	2020 (7)	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	6,946	14,597	—	6,946	14,597	21,543	—	(7)	6/29/2006
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	8,788	1,755	15,807	17,562	(8,825)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,644	1,618	897	14,262	15,159	(4,674)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	1,557	2,683	24,796	27,479	(9,200)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	4,672	1,242	9,641	10,883	(6,123)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	2,391	1,753	36,481	38,234	(10,096)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,507	449	7,546	7,995	(3,592)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	5,605	2,807	24,703	27,510	(13,179)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,466	1,424	9,162	10,586	(6,236)	1992	12/31/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	169	675	1,880	2,555	(639)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	5,075	1,263	17,536	18,799	(10,635)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,920	890	7,481	8,371	(4,859)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	8,739	3,545	18,655	22,200	(10,795)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	27,723	3,223	3,596	30,946	34,542	(11,991)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	7,537	3,131	19,640	22,771	(9,679)	1999	5/31/2002
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,319	2,058	9,412	11,470	(4,585)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,640	729	5,734	6,463	(3,393)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,468	902	7,152	8,054	(4,450)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,097	919	6,860	7,779	(4,565)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	5,404	1,829	17,227	19,056	(8,693)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	9,101	—	—	9,101	9,101	—	(7)	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	47,029	23,580	20,487	70,609	91,096	(27,691)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	2,896	1,350	7,255	8,605	(3,848)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	668	704	5,368	6,072	(1,803)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,853	1,104	6,371	7,475	(4,072)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	2,611	1,342	9,759	11,101	(4,052)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	813	1,032	4,242	5,274	(1,789)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,850	1,821	6,238	8,059	(3,016)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,405	2,732	11,411	14,143	(4,768)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,281	1,283	5,377	6,660	(2,576)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(1,298)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	81	—	8,429	8,429	(1,393)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	4,634	4,089	27,264	31,353	(12,592)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(3,987)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,608	1,479	10,908	12,387	(5,467)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,324	972	5,212	6,184	(2,929)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	75	—	9,298	9,298	(1,281)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	5,041	1,565	8,157	9,722	(4,110)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	19,070	—	—	19,070	19,070	(264)	2020	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	14,126	—	—	14,126	14,126	(135)	2020	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	16,902	3,825	34,176	1,084	3,825	35,260	39,085	(9,279)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,779	1,531	6,387	80,310	86,697	(14,971)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	25,916	321	4,857	26,237	31,094	(3,384)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	16,138	—	—	16,138	16,138	—	(7)	3/23/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
8600 Advanced Gateway (O)	Huntsville, AL	—	—	25,168	—	—	25,168	25,168	(45)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	6,191	2,317	18,833	21,150	(6,700)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	3,019	1,510	6,783	8,293	(3,528)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,294	1,718	8,574	10,292	(4,716)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,464	2,003	19,906	21,909	(11,574)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	11,679	—	18,446	—	—	18,446	18,446	(511)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,512	1,165	8,284	9,449	(5,193)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	4,789	1,156	9,226	10,382	(4,687)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	3,431	1,215	8,292	9,507	(4,786)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,516	922	6,264	7,186	(3,221)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,444	939	8,200	9,139	(5,388)	1983	4/30/1998
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	250,355	16,105	6,050	266,460	272,510	(72,246)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,352	9,699	—	13,352	9,699	23,051	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	17,285	8,363	142	17,285	8,505	25,790	—	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	6,100	10,450	1,689	6,100	12,139	18,239	(6,269)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,722	—	6,387	3,722	10,109	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	862	—	705	862	1,567	—	(7)	3/24/2004
IN 1 (O)	Northern Virginia	—	1,815	15,972	—	1,815	15,972	17,787	(735)	2019	8/31/2016
IN 2 (O)	Northern Virginia	—	2,627	28,829	—	2,627	28,829	31,456	(1,081)	2019	8/31/2016
M Square Research Park (L)	College Park, MD	—	—	2,020	—	—	2,020	2,020	—	(6)	1/29/2008
MP 1 (O)	Northern Virginia	—	9,426	30,924	—	9,426	30,924	40,350	(1,240)	2019	11/20/2017
MP 2 (O)	Northern Virginia	—	9,426	29,989	—	9,426	29,989	39,415	(1,416)	2018	11/20/2017
MR Land (L)	Northern Virginia	—	9,038	514	—	9,038	514	9,552	—	(6)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	21,898	35,639	—	21,898	35,639	57,537	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	5	—	1,755	5	1,760	—	(6)	9/14/2007
NoVA Office A (O) (8)	Chantilly, VA	—	2,096	46,849	10	2,096	46,859	48,955	(6,926)	2015	7/18/2002
NoVA Office B (O) (8)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(3,734)	2016	7/18/2002
NoVA Office C (O) (8)	Chantilly, VA	—	5,604	48,235	—	5,604	48,235	53,839	—	(7)	7/18/2002
NoVA Office D (O) (8)	Chantilly, VA	—	6,587	40,559	—	6,587	40,559	47,146	(3,450)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	34,427	—	12,866	34,427	47,293	(494)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	40,550	—	12,866	40,550	53,416	(811)	2019	11/1/2018
Oak Grove Phase II (L)	Northern Virginia	—	23,483	8,833	—	23,483	8,833	32,316	—	(6)	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,710	1,637	12,210	13,847	(4,870)	1974/1985	12/14/2000
P2 A (O)	Northern Virginia	—	16,878	39,934	—	16,878	39,934	56,812	(738)	2020	5/2/2019
P2 B (O)	Northern Virginia	—	22,866	35,960	—	22,866	35,960	58,826	(292)	2020	5/2/2019

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
P2 C (O)	Northern Virginia	—	14,842	30,272	—	14,842	30,272	45,114	(60)	2020	5/2/2019
Paragon Park (L)	Northern Virginia	—	7,738	462	—	7,738	462	8,200	—	(6)	5/8/2017
Parkstone A (O)	Northern Virginia	—	3,942	1,257	—	3,942	1,257	5,199	—	(7)	1/27/2005
Parkstone B (O)	Northern Virginia	—	3,346	1,074	—	3,346	1,074	4,420	—	(7)	1/27/2005
Patriot Ridge (L)	Springfield, VA	—	18,517	14,562	—	18,517	14,562	33,079	—	(6)	3/10/2010
Project EL (O)	Confidential-USA	—	7,430	7,479	—	7,430	7,479	14,909	—	(7)	1/20/2006
Project EX (O) (9)	Confidential-USA	—	8,959	16,981	—	8,959	16,981	25,940	(698)	2018	7/16/2008
Redstone Gateway (L)	Huntsville, AL	—	—	33,310	—	—	33,310	33,310	(5)	(6)	3/23/2010
Sentry Gateway (L)	San Antonio, TX	—	4,052	1,833	—	4,052	1,833	5,885	—	(6)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(13,473)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(321)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(548)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(5,375)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(5,407)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(4,438)	2015	6/14/2005
SP Manassas (L)	Manassas, VA	—	8,156	187	—	8,156	187	8,343	—	(6)	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	10,815	6,206	—	10,815	6,206	17,021	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	282	257	—	539	539	(90)	Various	Various
		$257,404	$712,057	$3,427,401	$547,344	$712,057	$3,974,745	$4,686,802	$(1,124,253)
(1)A legend for the Property Type follows: (O) = Office or Data Center Shell Property; (L) = Land held or pre-development; (D) = Wholesale Data Center; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $143.0 million, term loan facilities of $398.4 million, unsecured senior notes of $1.3 billion, unsecured notes payable of $900,000, and deferred financing costs, net of premiums, on the remaining loans of $2.3 million.
(3)The aggregate cost of these assets for Federal income tax purposes was approximately $3.6 billion as of December 31, 2020.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2020.
(7)Under development or redevelopment as of December 31, 2020.
(8)The carrying amounts of these properties exclude allocated costs of the garage being constructed to support the properties.
(9)This property represents land under a long-term contract.

The following table summarizes our changes in cost of properties for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Beginning balance	$4,348,006	$4,148,529	$3,980,813
Improvements and other additions	405,940	480,418	224,524
Sales (1)	(65,475)	(242,497)	(53,547)
Impairments	(1,530)	(329)	(2,493)
Other dispositions	(139)	(340)	(768)
Reclassification to right-of use asset	—	(37,775)	—
Ending balance	$4,686,802	$4,348,006	$4,148,529

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2020	2019	2018
Beginning balance	$1,007,120	$897,903	$801,038
Depreciation expense	119,377	117,973	112,610
Sales (1)	(2,105)	(8,416)	(14,845)
Impairments	—	—	(132)
Other dispositions	(139)	(340)	(768)
Ending balance	$1,124,253	$1,007,120	$897,903

(1)Includes our sale, through a series of transactions, of ownership interests in data center shells through newly-formed unconsolidated real estate joint ventures in 2020 and 2019, as described in Note 4 to our consolidated financial statements.