Form 10-Q
period 2021-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2021-05-03
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023

CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of April 22, 2021, 112,326,054 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Properties, net:
Operating properties, net	$3,106,698	$3,115,280
Projects in development or held for future development	472,556	447,269
Total properties, net	3,579,254	3,562,549
Property - operating right-of-use assets	39,810	40,570
Property - finance right-of-use assets	40,091	40,425
Cash and cash equivalents	36,139	18,369
Investment in unconsolidated real estate joint ventures	28,934	29,303
Accounts receivable, net	44,916	41,637
Deferred rent receivable	98,048	92,876
Intangible assets on real estate acquisitions, net	18,137	19,344
Deferred leasing costs (net of accumulated amortization of $29,854 and $30,375, respectively)	56,508	58,613
Investing receivables (net of allowance for credit losses of $2,080 and $2,851, respectively)	71,831	68,754
Prepaid expenses and other assets, net	99,280	104,583
Total assets	$4,112,948	$4,077,023
Liabilities and equity
Liabilities:
Debt, net	$2,207,903	$2,086,918
Accounts payable and accrued expenses	96,465	142,717
Rents received in advance and security deposits	30,922	33,425
Dividends and distributions payable	31,305	31,231
Deferred revenue associated with operating leases	10,221	10,832
Property - operating lease liabilities	30,176	30,746
Interest rate derivatives	7,640	9,522
Other liabilities	15,599	12,490
Total liabilities	2,430,231	2,357,881
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	25,925	25,430
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,327,234 at March 31, 2021 and 112,181,759 at December 31, 2020)	1,123	1,122
Additional paid-in capital	2,476,807	2,478,906
Cumulative distributions in excess of net income	(847,407)	(809,836)
Accumulated other comprehensive loss	(7,391)	(9,157)
Total Corporate Office Properties Trust’s shareholders’ equity	1,623,132	1,661,035
Noncontrolling interests in subsidiaries:
Common units in COPLP	21,345	20,465
Other consolidated entities	12,315	12,212
Noncontrolling interests in subsidiaries	33,660	32,677
Total equity	1,656,792	1,693,712
Total liabilities, redeemable noncontrolling interests and equity	$4,112,948	$4,077,023

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Lease revenue	$144,624	$131,012
Other property revenue	540	1,104
Construction contract and other service revenues	16,558	13,681
Total revenues	161,722	145,797
Operating expenses
Property operating expenses	56,974	49,999
Depreciation and amortization associated with real estate operations	37,321	32,596
Construction contract and other service expenses	15,793	13,121
General, administrative and leasing expenses	8,406	7,486
Business development expenses and land carry costs	1,094	1,118
Total operating expenses	119,588	104,320
Interest expense	(17,519)	(16,840)
Interest and other income	1,865	1,205
Credit loss recoveries (expense)	907	(689)
Gain on sales of real estate	(490)	5
Loss on early extinguishment of debt	(33,166)	—
(Loss) income before equity in income of unconsolidated entities and income taxes	(6,269)	25,158
Equity in income of unconsolidated entities	222	441
Income tax expense	(32)	(49)
Net (loss) income	(6,079)	25,550
Net loss (income) attributable to noncontrolling interests:
Common units in COPLP	85	(287)
Preferred units in COPLP	—	(77)
Other consolidated entities	(675)	(1,132)
Net (loss) income attributable to COPT common shareholders	$(6,669)	$24,054

Earnings per common share: (1)
Net (loss) income attributable to COPT common shareholders - basic	$(0.06)	$0.21
Net (loss) income attributable to COPT common shareholders - diluted	$(0.06)	$0.21
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income	$(6,079)	$25,550
Other comprehensive income (loss):
Unrealized income (loss) on interest rate derivatives	784	(37,705)
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,175	131
Total other comprehensive income (loss)	1,959	(37,574)
Comprehensive loss	(4,120)	(12,024)
Comprehensive loss attributable to noncontrolling interests	(783)	(679)
Comprehensive loss attributable to COPT	$(4,903)	$(12,703)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (88,749 shares issued, net of redemptions)	1	983	—	—	226	1,210
Redemption of vested equity awards	—	(1,492)	—	—	—	(1,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(453)	—	—	453	—
Comprehensive loss	—	—	24,054	(36,757)	(279)	(12,982)
Dividends	—	—	(30,838)	—	—	(30,838)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(420)	(420)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,101)	—	—	—	(4,101)
Balance at March 31, 2020 (112,169,463 common shares outstanding)	$1,122	$2,476,677	$(790,600)	$(62,201)	$40,188	$1,665,186

For the Three Months Ended March 31, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Share-based compensation (137,421 shares issued, net of redemptions)	1	1,097	—	—	917	2,015
Redemption of vested equity awards	—	(2,290)	—	—	—	(2,290)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(545)	—	—	545	—
Comprehensive loss	—	—	(6,669)	1,766	371	(4,532)
Dividends	—	—	(30,902)	—	—	(30,902)
Distributions to owners of common units in COPLP	—	—	—	—	(398)	(398)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(482)	—	—	—	(482)
Other	—	—	—	—	(324)	(324)
Balance at March 31, 2021 (112,327,234 common shares outstanding)	$1,123	$2,476,807	$(847,407)	$(7,391)	$33,660	$1,656,792

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Revenues from real estate operations received	$133,234	$133,092
Construction contract and other service revenues received	22,046	24,925
Property operating expenses paid	(51,718)	(46,330)
Construction contract and other service expenses paid	(19,897)	(17,631)
General, administrative, leasing, business development and land carry costs paid	(10,806)	(12,371)
Interest expense paid	(24,510)	(16,767)
Lease incentives paid	(5,963)	(3,628)
Sales-type lease costs paid	(2,028)	—
Other	314	928
Net cash provided by operating activities	40,672	62,218
Cash flows from investing activities
Development and redevelopment of properties	(57,427)	(92,802)
Tenant improvements on operating properties	(4,173)	(10,446)
Other capital improvements on operating properties	(5,955)	(5,457)
Leasing costs paid	(4,628)	(5,950)
Other	(631)	192
Net cash used in investing activities	(72,814)	(114,463)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	73,000	251,000
Unsecured senior notes	589,818	—
Other debt proceeds	3,620	181,595
Repayments of debt
Revolving Credit Facility	(216,000)	(186,000)
Unsecured senior notes	(330,039)	—
Scheduled principal amortization	(962)	(1,021)
Deferred financing costs paid	(1,440)	(1,261)
Payments in connection with early extinguishment of debt	(31,565)	—
Common share dividends paid	(30,862)	(30,817)
Distributions paid to redeemable noncontrolling interests	(635)	(11,870)
Redemption of vested equity awards	(2,290)	(1,492)
Other	(2,256)	(3,132)
Net cash provided by financing activities	50,389	197,002
Net increase in cash and cash equivalents and restricted cash	18,247	144,757
Cash and cash equivalents and restricted cash
Beginning of period	22,033	18,130
End of period	$40,280	$162,887

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net (loss) income	$(6,079)	$25,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	37,876	33,015
Amortization of deferred financing costs and net debt discounts	1,335	961
Increase in deferred rent receivable	(5,671)	(2,230)
Share-based compensation	1,904	1,389
Loss on early extinguishment of debt	33,166	—
Other	(1,452)	(52)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,983)	4,547
Decrease in prepaid expenses and other assets, net	6,609	15,548
Decrease in accounts payable, accrued expenses and other liabilities	(21,530)	(16,213)
Decrease in rents received in advance and security deposits	(2,503)	(297)
Net cash provided by operating activities	$40,672	$62,218
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$18,369	$14,733
Restricted cash at beginning of period	3,664	3,397
Cash and cash equivalents and restricted cash at beginning of period	$22,033	$18,130

Cash and cash equivalents at end of period	$36,139	$159,061
Restricted cash at end of period	4,141	3,826
Cash and cash equivalents and restricted cash at end of period	$40,280	$162,887
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(20,454)	$(4,795)
Recognition of operating right-of-use assets and related lease liabilities	$328	$—
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$1,959	$(37,573)
Dividends/distributions payable	$31,305	$31,301
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$121	$182
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$545	$453
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$482	$4,101

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2021, our properties included the following:

•182 properties totaling 21.0 million square feet comprised of 16.3 million square feet in 156 office properties and 4.7 million square feet in 26 single-tenant data center shell properties (“data center shells”). We owned 17 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a critical load of 19.25 megawatts;
•10 properties under development (eight office properties and two data center shells), including three partially-operational properties, that we estimate will total approximately 1.4 million square feet upon completion; and
•approximately 820 acres of land controlled for future development that we believe could be developed into approximately 10.4 million square feet and 43 acres of other land.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT is the sole general partner. COPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2021, COPT owned 98.3% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s and Operating Partnership’s 2020 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in the Company’s and Operating Partnership’s 2020 Annual Report on Form 10-K as updated for our adoption of recent accounting pronouncements discussed below.

Reclassification

We reclassified certain amounts from the prior period to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued guidance containing practical expedients for reference rate reform related activities pertaining to debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. In 2020, we elected to apply an expedient to treat any changes in loans resulting from reference rate reform as debt modifications (as opposed to extinguishments) and hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of this guidance and may apply other elections as applicable as additional changes in the market occur.

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We froze additional entry into the plan effective December 31, 2019.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $3.0 million as of March 31, 2021, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional fair value information, refer to Note 7 for investing receivables, Note 9 for debt and Note 10 for interest rate derivatives.

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2021 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,005	$—	$—	$3,005
Other	14	—	—	14
Other marketable securities (1)	31	—	—	31
Interest rate derivatives (1)	—	77	—	77
Total assets	$3,050	$77	$—	$3,127
Liabilities:
Deferred compensation plan liability (2)	$—	$3,019	$—	$3,019
Interest rate derivatives	—	7,640	—	7,640
Total liabilities	$—	$10,659	$—	$10,659

(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$528,166	$528,269
Buildings and improvements	3,735,591	3,711,264
Less: Accumulated depreciation	(1,157,059)	(1,124,253)
Operating properties, net	$3,106,698	$3,115,280

2021 Development Activities

During the three months ended March 31, 2021, we placed into service 46,000 square feet in one newly-developed property. As of March 31, 2021, we had 10 properties under development, including three partially-operational properties, that we estimate will total 1.4 million square feet upon completion.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases encompass all, or a portion, of properties, with various expiration dates. Our lease revenue is comprised of: fixed lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below- market lease intangibles; and variable lease revenue, including tenant expense recoveries, lease termination revenue and other revenue from tenants that is not fixed under the lease. The table below sets forth our composition of lease revenue recognized between fixed and variable lease revenue (in thousands):

	For the Three Months Ended March 31,
Lease revenue	2021	2020
Fixed	$112,425	$104,109
Variable	32,199	26,903
	$144,624	$131,012

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of March 31, 2021
Year Ending December 31,	Operating leases	Sales-type leases
2021 (1)	$316,963	$662
2022	382,423	960
2023	328,713	960
2024	280,360	960
2025	201,594	960
Thereafter	752,774	4,516
Total contractual payments	$2,262,827	9,018
Less: Amount representing interest		(2,511)
Net investment in sales-type leases		$6,507

(1)Represents the nine months ending December 31, 2021.

Lessee Arrangements

As of March 31, 2021, our balance sheet included $79.9 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating or developing, with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2021	December 31, 2020
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$39,810	$40,570
Finance leases - Property	Property - finance right-of-use assets	40,091	40,425
Total right-of-use assets		$79,901	$80,995

Property lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2021	December 31, 2020
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$30,176	$30,746
Finance leases - Property	Other liabilities	28	28
Total lease liabilities		$30,204	$30,774

The table below sets forth the weighted average terms and discount rates of our property leases as of March 31, 2021:

Weighted average remaining lease term
Operating leases	50 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.16%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease cost		2021	2020
Operating lease cost
Property leases - fixed	Property operating expenses	$973	$427
Property leases - variable	Property operating expenses	10	4
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	9	9
		$992	$440

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$782	$311

Payments on property leases were due as follows (in thousands):

	As of March 31, 2021
Year Ending December 31,	Operating leases	Finance leases	Total
2021 (1)	$2,408	$14	$2,422
2022	3,297	14	3,311
2023	3,352	—	3,352
2024	3,403	—	3,403
2025	1,749	—	1,749
Thereafter	123,979	—	123,979
Total lease payments	138,188	28	138,216
Less: Amount representing interest	(108,012)	—	(108,012)
Lease liability	$30,176	$28	$30,204

(1)Represents the nine months ending December 31, 2021.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2021 (dollars in thousands):

				March 31, 2021 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$418,577	$91,802	$89,723
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	161,585	160,137	87,305
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	101,511	61,909	53,653
				$681,673	$313,848	$230,681
(1)Excludes amounts eliminated in consolidation.
(2)While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows: (1) cumulative preferred returns of 13.5% on our partner’s $9.0 million in invested capital; (2) cumulative preferred returns of 13.5% on our invested capital; (3) return of our invested capital; (4) return of our partner’s invested capital; and (5) any remaining residual 85% to us and 15% to our partner.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2021	December 31, 2020
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,840	$15,988
BREIT COPT DC JV LLC	6/20/2019	10%	9	13,094	13,315
			17	$28,934	$29,303
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.4 million as of March 31, 2021 and December 31, 2020 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Notes receivable from the City of Huntsville	$67,870	$65,564
Other investing loans receivable	6,041	6,041
Amortized cost basis	73,911	71,605
Allowance for credit losses	(2,080)	(2,851)
Investing receivables, net	$71,831	$68,754

The balances above include accrued interest receivable, net of allowance for credit losses, of $601,000 as of March 31, 2021 and $4.8 million as of December 31, 2020.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $75 million as of March 31, 2021 and $73 million as of December 31, 2020.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lease incentives, net	$35,100	$35,642
Construction contract costs in excess of billings, net	13,046	10,343
Prepaid expenses	10,873	19,690
Furniture, fixtures and equipment, net	10,461	10,433
Net investment in sales-type leases	6,507	6,573
Non-real estate equity investments	5,530	5,509
Restricted cash	4,141	3,664
Marketable securities in deferred compensation plan	3,019	3,027
Deferred financing costs, net (1)	2,158	2,439
Deferred tax asset, net (2)	1,957	1,989
Other assets	6,488	5,274
Prepaid expenses and other assets, net	$99,280	$104,583

(1)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.
(2)Includes a valuation allowance of $51,000 as of March 31, 2021 and $201,000 as of December 31, 2020.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2021	December 31, 2020	March 31, 2021
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$139,099	$139,991	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	119,497	115,119	LIBOR + 1.45% to 2.35% (5)	2022-2026
Total mortgage and other secured debt	258,596	255,110
Revolving Credit Facility (6)	—	143,000	LIBOR + 0.775% to 1.45%	March 2023 (6)
Term Loan Facility	398,642	398,447	LIBOR + 1.00% to 1.65% (7)	December 2022
Unsecured Senior Notes
3.60%, $350,000 aggregate principal	165,105	348,888	3.60% (8)	April 2021 (8)
5.25%, $250,000 aggregate principal	103,689	248,194	5.25% (9)	April 2021 (9)
5.00%, $300,000 aggregate principal	298,020	297,915	5.00% (10)	July 2025
2.25%, $400,000 aggregate principal	394,719	394,464	2.25% (11)	March 2026
2.75%, $600,000 aggregate principal	588,268	—	2.75% (12)	April 2031
Unsecured note payable	864	900	0% (13)	May 2026
Total debt, net	$2,207,903	$2,086,918

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $6.7 million as of March 31, 2021 and $5.9 million as of December 31, 2020.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $139,000 as of March 31, 2021 and $155,000 as of December 31, 2020.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of March 31, 2021.
(4)Includes a construction loan with $25.0 million in remaining borrowing capacity as of March 31, 2021.
(5)The weighted average interest rate on our variable rate secured debt was 2.24% as of March 31, 2021.
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
(7)The interest rate on this loan was 1.12% as of March 31, 2021.
(8)The carrying value of these notes reflects an unamortized discount totaling $331,000 as of March 31, 2021 and $781,000 as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%. Refer to paragraph below for further disclosure.
(9)The carrying value of these notes reflects an unamortized discount totaling $630,000 as of March 31, 2021 and $1.6 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%. Refer to paragraph below for further disclosure.
(10)The carrying value of these notes reflects an unamortized discount totaling $1.7 million as of March 31, 2021 and $1.8 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.3 million as of March 31, 2021 and $4.5 million as of December 31, 2020. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(12)Refer to paragraph below for further disclosure.
(13)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $147,000 as of March 31, 2021 and $161,000 as of December 31, 2020.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

On March 11, 2021, we issued $600.0 million of 2.75% Senior Notes due 2031 (the “2.75% Notes”) at an initial offering price of 98.95% of their face value. The proceeds from this issuance, after deducting underwriting discounts, but before other offering expenses, were $589.8 million. The notes mature on April 15, 2031. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread of 25 basis points, plus accrued and unpaid interest thereon to the date of redemption. However, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. These notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $10.1 million as of March 31, 2021. The effective interest rate under the notes, including amortization of discount and issuance costs, was 2.94%.

With regard to our 3.60% Senior Notes due 2023 (the “3.60% Notes”) and 5.25% Senior Notes due 2024 (the “5.25% Notes”), we:

•effective March 11, 2021, purchased pursuant to tender offers $184.4 million of 3.60% Notes for $196.7 million and $145.6 million of 5.25% Notes for $164.7 million, plus accrued interest. In connection with these purchases, we recognized a loss on early extinguishment of debt of $33.2 million in the three months ended March 31, 2021; and
•on April 12, 2021, redeemed the remaining $165.6 million of 3.60% Notes for $176.3 million and $104.4 million of 5.25% Notes for $117.7 million, plus accrued interest, and recognized an additional loss on early extinguishment of debt of approximately $25 million.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2021, we were compliant with these financial covenants.

We capitalized interest costs of $1.8 million in the three months ended March 31, 2021 and $3.4 million in the three months ended March 31, 2020.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,549,801	$1,583,253	$1,289,461	$1,334,342
Other fixed-rate debt	139,963	141,465	140,891	142,838
Variable-rate debt	518,139	517,562	656,566	654,102
	$2,207,903	$2,242,280	$2,086,918	$2,131,282

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2021	December 31, 2020
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(2,895)	$(3,394)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(2,901)	(3,401)
$50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(1,453)	(1,704)
$11,200	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(391)	(733)
$23,000	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	77	(290)
						$(7,563)	$(9,522)

(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$77	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(7,640)	$(9,522)

The tables below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCL on Derivatives		Amount of Gain (Loss) Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Derivatives in Hedging Relationships	2021	2020	2021	2020
Interest rate derivatives	$784	$(37,705)	$(1,175)	$(131)

Based on the fair value of our derivatives as of March 31, 2021, we estimate that approximately $4.7 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2021, we were not in default with any of these provisions. As of March 31, 2021, the fair value of interest rate derivatives in a liability position related to these agreements was $7.7 million, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2021, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $8.1 million as of March 31, 2021.

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

	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$25,430	$29,431
Distributions to noncontrolling interests	(399)	(11,578)
Net income attributable to noncontrolling interests	412	958
Adjustment to arrive at fair value of interests	482	4,101
Ending balance	$25,925	$22,912

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

12.    Equity

Common Shares

As of March 31, 2021, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the three months ended March 31, 2021, certain COPLP limited partners converted 8,054 common units in COPLP for an equal number of common shares.

We declared dividends per common share of $0.275 in the three months ended March 31, 2021 and 2020.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Three Months Ended March 31, 2021
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss recoveries	(771)	(7)	(129)	(907)
March 31, 2021	$2,080	$1,196	$514	$3,790
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of March 31, 2021 and December 31, 2020 included $40,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $474,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2021 (in thousands):

	Origination Year
	2016 and Earlier	2017	2018	2019	2020	Total
Investing receivables:
Credit risk classification:
Investment grade	$65,884	$994	$—	$—	$992	$67,870
Non-investment grade	—	—	—	6,041	—	6,041
Total	$65,884	$994	$—	$6,041	$992	$73,911

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$7	$997	$80	$326	$1,410
Non-investment grade	97	150	156	1,790	1,825	4,018
Total	$97	$157	$1,153	$1,870	$2,151	$5,428

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$—	$6,507	$6,507

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2021.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of March 31, 2021 and December 31, 2020 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three months ended March 31, 2021 and 2020.

14.    Information by Business Segment

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

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended March 31, 2021
Revenues from real estate operations	$66,446	$15,211	$12,555	$8,398	$8,253	$8,787	$119,650	$16,677	$8,090	$747	$145,164
Property operating expenses	(24,671)	(5,876)	(6,874)	(3,433)	(2,554)	(1,082)	(44,490)	(7,664)	(4,421)	(399)	(56,974)
UJV NOI allocable to COPT	—	—	—	—	—	917	917	—	—	—	917
NOI from real estate operations	$41,775	$9,335	$5,681	$4,965	$5,699	$8,622	$76,077	$9,013	$3,669	$348	$89,107
Additions to long-lived assets	$6,881	$285	$—	$552	$258	$—	$7,976	$4,022	$228	$4	$12,230
Transfers from non-operating properties	$356	$88	$51	$—	$12,917	$985	$14,397	$357	$—	$—	$14,754
Segment assets at March 31, 2021	$1,270,467	$388,863	$141,044	$176,506	$293,107	$419,957	$2,689,944	$488,117	$199,245	$3,496	$3,380,802
Three Months Ended March 31, 2020
Revenues from real estate operations	$64,438	$13,678	$12,076	$8,341	$4,676	$5,577	$108,786	$15,460	$7,172	$698	$132,116
Property operating expenses	(21,222)	(5,185)	(6,795)	(3,285)	(1,847)	(657)	(38,991)	(7,537)	(3,233)	(238)	(49,999)
UJV NOI allocable to COPT	—	—	—	—	—	1,713	1,713	—	—	—	1,713
NOI from real estate operations	$43,216	$8,493	$5,281	$5,056	$2,829	$6,633	$71,508	$7,923	$3,939	$460	$83,830
Additions to long-lived assets	$7,675	$2,691	$—	$1,758	$170	$—	$12,294	$3,357	$878	$65	$16,594
Transfers from non-operating properties	$538	$256	$15	$—	$1,136	$56,232	$58,177	$—	$—	$—	$58,177
Segment assets at March 31, 2020	$1,275,601	$395,108	$145,363	$183,054	$138,797	$334,102	$2,472,025	$390,352	$200,891	$3,677	$3,066,945

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Segment revenues from real estate operations	$145,164	$132,116
Construction contract and other service revenues	16,558	13,681
Total revenues	$161,722	$145,797

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
UJV NOI allocable to COPT	$917	$1,713
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(693)	(1,270)
Add: Equity in loss of unconsolidated non-real estate entities	(2)	(2)
Equity in income of unconsolidated entities	$222	$441

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

	For the Three Months Ended March 31,
	2021	2020
Construction contract and other service revenues	$16,558	$13,681
Construction contract and other service expenses	(15,793)	(13,121)
NOI from service operations	$765	$560

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
NOI from real estate operations	$89,107	$83,830
NOI from service operations	765	560
Interest and other income	1,865	1,205
Credit loss recoveries (expense)	907	(689)
Gain on sales of real estate	(490)	5
Equity in income of unconsolidated entities	222	441
Income tax expense	(32)	(49)
Depreciation and other amortization associated with real estate operations	(37,321)	(32,596)
General, administrative and leasing expenses	(8,406)	(7,486)
Business development expenses and land carry costs	(1,094)	(1,118)
Interest expense	(17,519)	(16,840)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(917)	(1,713)
Loss on early extinguishment of debt	(33,166)	—
Net (loss) income	$(6,079)	$25,550

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2021	March 31, 2020
Segment assets	$3,380,802	$3,066,945
Operating properties lease liabilities included in segment assets	30,151	17,365
Non-operating property assets	492,230	658,978
Other assets	209,765	311,169
Total consolidated assets	$4,112,948	$4,054,457

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

15.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Construction contract revenue:
Cost-plus fee	$12,486	$3,309
Guaranteed maximum price	2,101	5,044
Firm fixed price	1,471	5,072
Other	500	256
	$16,558	$13,681

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Construction contract revenue:
Construction	$15,756	$12,883
Design	302	542
Other	500	256
	$16,558	$13,681

We recognized an insignificant amount of revenue in the three months ended March 31, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$13,997	$12,378
Ending balance	$7,283	$10,852

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$10,343	$17,223
Ending balance	$13,046	$7,463

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$4,610	$1,184
Ending balance	$6,193	$1,417
Portion of beginning balance recognized in revenue during period	$547	$646

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2021 that will be recognized as revenue in future periods was $176.6 million, approximately $74 million of which we expect to recognize during the remainder of 2021.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in the three months ended March 31, 2021 and 2020.

16.    Share-Based Compensation

Restricted Shares

During the three months ended March 31, 2021, certain employees and a non-employee member of our Board of Trustees (“Trustee”) were granted a total of 139,646 restricted common shares with an aggregate grant date fair value of $3.6 million (weighted average of $26.00 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the three months ended March 31, 2021, forfeiture restrictions lapsed on 131,573 previously issued common shares; these shares had a weighted average grant date fair value of $25.82 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.4 million.

Performance Share Awards (“PSUs”)

We issued 93,824 common shares on February 3, 2021 to executives in settlement of PSUs granted in 2018, representing 200% of the target awards for those PSUs.

Profit Interest Units in COPLP (“PIUs”)

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

TB-PIUs

During the three months ended March 31, 2021, we granted 80,319 TB-PIUs with an aggregate grant date fair value of $2.1 million ($26.00 per TB-PIU) to senior management team members. These TB-PIUs vest in equal annual increments over a three-year period beginning on the first anniversary of the date of grant provided that the employee remains employed by us. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the three months ended March 31, 2021, forfeiture restrictions lapsed on 32,619 previously issued TB-PIUs; these TB-PIUs had a grant date fair value of $25.55 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $848,000.

PB-PIUs

On January 1, 2021, we granted certain senior management team members 227,544 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2023 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PB-PIUs Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

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

At the end of the performance period, we will settle the award by issuing vested PIUs equal to: the number of earned awards; and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs during the performance period, divided by the price of our common shares on the settlement date. If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

These PB-PIU grants had an aggregate grant date fair value of $3.4 million ($30.03 per target-level award associated with the grants) which is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $26.08; expected volatility for common shares of 34.7%; and a risk-free interest rate of 0.18%.

17.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to redeemable noncontrolling interests and share-based compensation awards using the if-converted or treasury stock methods; and
•the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income attributable to COPT	$(6,669)	$24,054
Income attributable to share-based compensation awards	(170)	(105)
Numerator for basic EPS on net income attributable to COPT common shareholders	(6,839)	23,949
Income attributable to share-based compensation awards	—	8
Numerator for diluted EPS on net income attributable to COPT common shareholders	$(6,839)	$23,957
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,888	111,724
Dilutive effect of share-based compensation awards	—	239
Denominator for diluted EPS (common shares)	111,888	111,963
Basic EPS	$(0.06)	$0.21
Diluted EPS	$(0.06)	$0.21

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2021	2020
Conversion of common units	1,246	1,226
Conversion of redeemable noncontrolling interests	940	1,011
Conversion of Series I Preferred Units	—	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended March 31, 2021 and 2020 of 419,000 and 440,000, respectively;
•weighted average unvested TB-PIUs for the three months ended March 31, 2021 and 2020 of 131,000 and 75,000, respectively; and
•weighted average unvested PB-PIUs for the three months ended March 31, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2021, management believes that it is reasonably possible that we could recognize a loss of up to $3.2 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $33 million as of March 31, 2021. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2021, we do not expect any such future fundings will be required.

Effects of COVID-19

As of the date of this filing, spread of the coronavirus, or COVID-19, continues world- and nation-wide, and is expected to continue at least until vaccinations have been administered to most of the population. Some businesses continue to be hindered to varying extents by the effects of restrictive measures instituted to control spread, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. In addition, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to such factors such as the resurgence of the virus, emergence of variants in some areas and pace of vaccination efforts. While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, we believe that we have not been significantly affected by the pandemic.

COVID-19, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2021, we:

•finished the period with our office and data center shell portfolio 93.8% occupied and 94.7% leased;
•placed into service 46,000 square feet in one newly-developed office property that was 100.0% leased as of March 31, 2021; and
•refinanced certain unsecured senior notes issuances with a new unsecured senior note issuance effective March 11, 2021 by:
◦issuing $600.0 million of 2.75% Notes at an initial offering price of 98.95% of their face value. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were $589.8 million;
◦purchasing pursuant to tender offers $184.4 million of 3.60% Notes for $196.7 million and $145.6 million of 5.25% Notes for $164.7 million, plus accrued interest. In connection with these purchases, we recognized a loss on early extinguishment of debt of $33.2 million in the three months ended March 31, 2021; and
◦initiating the redemption of the remaining $165.6 million of 3.60% Notes and $104.4 million of 5.25% Notes, which was completed on April 12, 2021 for $294.0 million, plus accrued interest, resulting in recognition of an additional loss on early extinguishment of debt of approximately $25 million.
We initially used the remaining proceeds from the 2.75% Notes issuance on March 11, 2021 to repay borrowings under our Revolving Credit Facility and for general corporate purposes. We subsequently used primarily borrowings under our Revolving Credit Facility to fund the redemption of the remaining 3.60% Notes and 5.25% Notes on April 12, 2021.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures.

We discuss significant factors contributing to changes in our net income in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

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

Effects of COVID-19

As of the date of this filing, spread of the coronavirus, or COVID-19, continues world- and nation-wide, and is expected to continue at least until vaccinations have been administered to most of the population. Some businesses continue to be hindered to varying extents by the effects of restrictive measures instituted to control spread, operational challenges resulting from social distancing requirements/expectations and/or a reluctance by much of the population to engage in certain activities while the pandemic is still active. In addition, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to such factors such as the resurgence of the virus, emergence of variants in some areas and pace of vaccination efforts.

While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, we believe that our results of operations have not been significantly affected by the pandemic. For the three months ended March 31, 2021, our:

•Same Properties NOI from real estate operations decreased $922,000 relative to the three months ended March 31, 2020. This decrease included the effect of a $542,000 decrease in parking revenue attributable primarily to the pandemic; and
•lease revenue collections were not significantly affected by the pandemic. After agreeing to deferred payment arrangements for approximately $2.6 million in lease receivables last year, we did not agree to significant additional arrangements in the current period.

While we do not currently expect that the pandemic will significantly affect our future results of operations, financial condition or cash flows, we believe that the impact will be dependent on future developments, including the duration of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

While we do not believe that our development leasing and ability to renew leases scheduled to expire have been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future.

The pandemic enhances the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: jurisdictional permitting and inspections; factories’ ability to provide materials; and possible labor quarantines. These types of issues have not significantly affected us to date but could in the future, depending on pandemic related developments.

We do not expect that we will be required to incur significant additional capital expenditures on existing properties as a result of the pandemic.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	March 31, 2021	December 31, 2020
Occupancy rates at period end
Total	93.8%	94.1%
Defense/IT Locations:
Fort Meade/BW Corridor	90.4%	91.0%
Northern Virginia Defense/IT	87.6%	88.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	96.9%	97.2%
Redstone Arsenal	99.6%	99.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.2%	94.5%
Regional Office	92.9%	92.5%
Other	68.4%	68.4%
Average contractual annual rental rate per square foot at period end (1)	$31.50	$31.50

(1)Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2020	20,959	19,722
Vacated upon lease expiration (1)	—	(169)
Occupancy for new leases	—	114
Developed or redeveloped	46	46
Other changes	1	—
March 31, 2021	21,006	19,713

(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2021, we completed 258,000 square feet of leasing, including: renewed leases on 154,000 square feet, representing 51.8% of the square footage of our lease expirations (including the effect of early renewals); 93,000 square feet of vacant space; and 11,000 square feet of development space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 86.7% leased as of March 31, 2021 and December 31, 2020. An 11.25 megawatt lease that expired in August 2020 remains in place until renewed by both parties or terminated by either party.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT”).  We view our NOI from real estate operations as comprising the following primary categories:

•office and data center shell properties:
•stably owned and 100% operational throughout the current and prior year reporting periods being compared.  We define these as changes from “Same Properties”;
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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on our consolidated statements of operations is provided in Note 14 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$145,164	$132,116	$13,048
Construction contract and other service revenues	16,558	13,681	2,877
Total revenues	161,722	145,797	15,925
Operating expenses
Property operating expenses	56,974	49,999	6,975
Depreciation and amortization associated with real estate operations	37,321	32,596	4,725
Construction contract and other service expenses	15,793	13,121	2,672
General, administrative and leasing expenses	8,406	7,486	920
Business development expenses and land carry costs	1,094	1,118	(24)
Total operating expenses	119,588	104,320	15,268
Interest expense	(17,519)	(16,840)	(679)
Interest and other income	1,865	1,205	660
Credit loss recoveries (expense)	907	(689)	1,596
Gain on sales of real estate	(490)	5	(495)
Loss on early extinguishment of debt	(33,166)	—	(33,166)
Equity in income of unconsolidated entities	222	441	(219)
Income tax expense	(32)	(49)	17
Net (loss) income	$(6,079)	$25,550	$(31,629)

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$124,010	$121,617	$2,393
Lease termination revenue, net	1,362	38	1,324
Provision for collectability losses included in lease revenue	(124)	(108)	(16)
Other property revenue	507	1,098	(591)
Same Properties total revenues	125,755	122,645	3,110
Developed and redeveloped properties placed in service	11,318	996	10,322
Wholesale data center	8,090	7,172	918
Dispositions	(81)	1,299	(1,380)
Other	82	4	78
	145,164	132,116	13,048
Property operating expenses
Same Properties	(50,421)	(46,395)	(4,026)
Developed and redeveloped properties placed in service	(2,089)	(231)	(1,858)
Wholesale data center	(4,421)	(3,233)	(1,188)
Dispositions	—	(135)	135
Other	(43)	(5)	(38)
	(56,974)	(49,999)	(6,975)

UJV NOI allocable to COPT
Same Properties	499	505	(6)
Dispositions	—	1,208	(1,208)
Retained interest in newly-formed UJV	418	—	418
	917	1,713	(796)

NOI from real estate operations
Same Properties	75,833	76,755	(922)
Developed and redeveloped properties placed in service	9,229	765	8,464
Wholesale data center	3,669	3,939	(270)
Dispositions, net of retained interest in newly-formed UJV	337	2,372	(2,035)
Other	39	(1)	40
	$89,107	$83,830	$5,277

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$67,814	$68,371	$(557)
Regional Office	7,715	7,923	(208)
Other	304	461	(157)
	$75,833	$76,755	$(922)

Same Properties rent statistics
Average occupancy rate	92.7%	92.8%	(0.1%)
Average straight-line rent per occupied square foot (1)	$6.40	$6.41	$(0.01)

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 161 properties, comprising 84.7% of our office and data center shell portfolio’s square footage as of March 31, 2021. This pool of properties changed from the pool used for purposes of comparing 2020 and 2019 in our 2020 Annual Report on Form 10-K due to the addition of eight properties placed in service and 100% operational on or before January 1, 2020 and nine properties owned through an unconsolidated real estate joint venture that was formed in 2019.

Regarding the changes in NOI from real estate operations reported above:

•our Same Properties pool reflects a net decrease due primarily to increased operating expenses (net of related recoveries) due mostly to higher snow removal costs, as well as lower parking revenue attributable primarily to the pandemic, partially offset by higher lease termination fees;
•developed and redeveloped properties placed in service reflects the effect of 13 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJV reflects the effect of our decrease in ownership of eight data center shells occurring in 2020.

NOI from Service Operations

	For the Three Months Ended March 31,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$16,558	$13,681	$2,877
Construction contract and other service expenses	(15,793)	(13,121)	(2,672)
NOI from service operations	$765	$560	$205

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

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the current period was attributable to our purchase of 3.60% Notes and 5.25% Notes pursuant to tender offers.

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

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (4) Basic FFO allocable to share-based compensation awards.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to our GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(6,079)	$25,550
Real estate-related depreciation and amortization	37,321	32,596
Depreciation and amortization on UJV allocable to COPT	454	818
Gain on sales of real estate	490	(5)
FFO	32,186	58,959
FFO allocable to other noncontrolling interests	(1,027)	(12,015)
Basic FFO allocable to share-based compensation awards	(162)	(193)
Noncontrolling interests-preferred units in the Operating Partnership	—	(77)
Basic FFO available to common share and common unit holders	30,997	46,674
Redeemable noncontrolling interests	—	32
Diluted FFO available to common share and common unit holders	30,997	46,706
Diluted FFO comparability adjustments for redeemable noncontrolling interests	458	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(167)	(50)
Loss on early extinguishment of debt	33,166	—
Demolition costs on redevelopment and nonrecurring improvements	—	43
Dilutive preferred units in the Operating Partnership	—	77
FFO allocation to other noncontrolling interests resulting from capital event	—	11,090
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$64,454	$57,866

Weighted average common shares	111,888	111,724
Conversion of weighted average common units	1,246	1,226
Weighted average common shares/units - Basic FFO per share	113,134	112,950
Dilutive effect of share-based compensation awards	261	239
Redeemable noncontrolling interests	—	110
Weighted average common shares/units - Diluted FFO per share	113,395	113,299
Redeemable noncontrolling interests	940	—
Dilutive convertible preferred units	—	176
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	114,335	113,475

Diluted FFO per share	$0.27	$0.41
Diluted FFO per share, as adjusted for comparability	$0.56	$0.51

Denominator for diluted EPS	111,888	111,963
Weighted average common units	1,246	1,226
Redeemable noncontrolling interests	—	110
Anti-dilutive EPS effect of share-based compensation awards	261	—
Denominator for diluted FFO per share	113,395	113,299
Redeemable noncontrolling interests	940	—
Dilutive convertible preferred units	—	176
Denominator for diluted FFO per share, as adjusted for comparability	114,335	113,475

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2021 (in thousands):

Development	$40,041
Tenant improvements on operating properties (1)	5,843
Capital improvements on operating properties	3,627
$49,511

(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities decreased $21.5 million when comparing the three months ended March 31, 2021 and 2020 due primarily to: increased cash paid for interest expense due to the timing of our purchase of 3.60% Notes and 5.25% Notes, at which time accrued interest was paid; increased cash paid for property operating expenses resulting primarily from higher snow removal costs in the current period and the growth of our property portfolio; and the timing of cash flow from third-party construction projects. While our property portfolio was larger in the current period, our revenues received from real estate operations did not change significantly due primarily to delayed lease payments (most of which were subsequently received) from the USG at several properties and scheduled free rent periods for certain leases on newly-developed properties and renewals of existing space.

Net cash flow used in investing activities decreased $41.6 million when comparing the three months ended March 31, 2021 and 2020 due primarily to decreased cash outlays for development and redevelopment of properties and for tenant improvements on operating properties.

Net cash flow provided by financing activities in the three months ended March 31, 2021 was $50.4 million, and included the following:

•net proceeds from debt borrowings of $87.9 million, which included the net increase from our issuance of the 2.75% Notes and the purchase of the 3.60% Notes and 5.25% Notes (and related early extinguishment costs); offset in part by
•dividends to common shareholders of $30.9 million.

Net cash flow provided by financing activities in the three months ended March 31, 2020 was $197.0 million, and included the following:

•net proceeds from debt borrowings of $245.6 million; offset in part by
•dividends to common shareholders of $30.8 million.

Supplemental Guarantor Information

As of March 31, 2021, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and adopted Rule 13-01 of Regulation S-X to simplify disclosure requirements related to certain registered securities that became effective on January 4, 2021. As a result of these amendments, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and, subject to certain exceptions, summarized financial information. Accordingly, we no longer present separate consolidated financial statements for the Operating Partnership. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded summarized financial information for the Operating Partnership since: the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company; and we believe that inclusion of such summarized financial information would be repetitive and not provide incremental value to investors.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and dividends to our shareholders.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to COPLP’s unitholders and improvements to existing properties.  As of March 31, 2021, we had $36.1 million in cash and cash equivalents.

Our senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common and/or preferred shares.

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of March 31, 2021, the maximum borrowing capacity under this facility totaled $800.0 million, all of which was available.

We have a program in place under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million. Under this program, we may also, at our discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer receiving the proceeds from the sale until a later date.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales. However, we may dispose of interests in properties opportunistically or when market conditions otherwise warrant. In addition, we believe that we have the ability to raise additional equity by selling interests in data center shells through joint ventures.

Our contractual obligations as of March 31, 2021 included the following (in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$269,961	$487,022	$63,578	$27,649	$322,100	$1,045,623	$2,215,933
Scheduled principal payments (3)	2,993	4,498	3,552	2,334	1,617	677	15,671
Interest on debt (3)(4)	40,531	52,476	44,746	43,018	34,670	89,853	305,294
Development and redevelopment obligations (5)(6)	114,925	6,304	356	—	—	—	121,585
Third-party construction cost obligations (6)(7)	26,430	—	—	—	—	—	26,430
Tenant and other building improvements (3)(6)	23,099	24,898	8,263	—	—	—	56,260
Property finance leases (principal and interest) (3)	14	14	—	—	—	—	28
Property operating leases (3)	2,408	3,297	3,352	3,403	1,749	123,979	138,188
Total contractual cash obligations	$480,361	$578,509	$123,847	$76,404	$360,136	$1,260,132	$2,879,389

(1)The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).
(2)Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $23.7 million. Maturities included $270.0 million in 2021 pertaining to our remaining 3.60% Notes and 5.25% Notes that were redeemed on April 12, 2021 using borrowings under our Revolving Credit Facility.
(3)We expect to pay these items using cash flow from operations.
(4)Represents interest costs for our outstanding debt as of March 31, 2021 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2021 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.
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

We expect to spend approximately $225 million on development costs and approximately $75 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2021.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2021, we were compliant with these covenants.

Off-Balance Sheet Arrangements

 We had no material off-balance sheet arrangements during the three months ended March 31, 2021.

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

The following table sets forth as of March 31, 2021 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt (1)	$272,874	$4,033	$66,590	$29,443	$301,302	$1,036,140	$1,710,382
Weighted average interest rate	4.24%	3.98%	4.22%	4.42%	4.99%	2.59%	3.38%
Variable rate debt	$80	$487,487	$540	$540	$22,415	$10,160	$521,222
Weighted average interest rate (2)	1.57%	1.36%	1.62%	1.62%	1.66%	1.57%	1.38%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.7 million. Maturities included $270.0 million in 2021 pertaining to our remaining 3.60% Notes and 5.25% Notes that were redeemed on April 12, 2021 using borrowings under our Revolving Credit Facility.
(2)The amounts reflected above used interest rates as of March 31, 2021 for variable rate debt.

The fair value of our debt was $2.2 billion as of March 31, 2021.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $89 million as of March 31, 2021.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2021 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $874,000 in the three months ended March 31, 2021 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

 There have been no material changes to the risk factors included in our 2020 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)      During the three months ended March 31, 2021, we issued 8,054 common shares in exchange for 8,054 COPLP common units in accordance with COPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Second Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated March 11, 2021 and incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Dated:	May 3, 2021