Form 10-Q
period 2021-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2021-07-30
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023

CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of July 22, 2021, 112,334,670 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Properties, net:
Operating properties, net	$3,099,182	$3,115,280
Projects in development or held for future development	431,535	447,269
Total properties, net	3,530,717	3,562,549
Property - operating right-of-use assets	39,333	40,570
Property - finance right-of-use assets	40,082	40,425
Cash and cash equivalents	17,182	18,369
Investment in unconsolidated real estate joint ventures	40,586	29,303
Accounts receivable, net	39,951	41,637
Deferred rent receivable	99,715	92,876
Intangible assets on real estate acquisitions, net	16,959	19,344
Deferred leasing costs (net of accumulated amortization of $30,532 and $30,375, respectively)	62,277	58,613
Investing receivables (net of allowance for credit losses of $2,132 and $2,851, respectively)	73,073	68,754
Prepaid expenses and other assets, net	92,157	104,583
Total assets	$4,052,032	$4,077,023
Liabilities and equity
Liabilities:
Debt, net	$2,109,640	$2,086,918
Accounts payable and accrued expenses	127,027	142,717
Rents received in advance and security deposits	30,893	33,425
Dividends and distributions payable	31,302	31,231
Deferred revenue associated with operating leases	9,564	10,832
Property - operating lease liabilities	29,909	30,746
Interest rate derivatives	6,646	9,522
Other liabilities	9,699	12,490
Total liabilities	2,354,680	2,357,881
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	26,040	25,430
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,336,070 at June 30, 2021 and 112,181,759 at December 31, 2020)	1,123	1,122
Additional paid-in capital	2,478,416	2,478,906
Cumulative distributions in excess of net income	(835,894)	(809,836)
Accumulated other comprehensive loss	(6,415)	(9,157)
Total Corporate Office Properties Trust’s shareholders’ equity	1,637,230	1,661,035
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	21,604	20,465
Other consolidated entities	12,478	12,212
Noncontrolling interests in subsidiaries	34,082	32,677
Total equity	1,671,312	1,693,712
Total liabilities, redeemable noncontrolling interests and equity	$4,052,032	$4,077,023

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Lease revenue	$143,658	$132,147	$288,282	$263,159
Other property revenue	765	391	1,305	1,495
Construction contract and other service revenues	19,988	12,236	36,546	25,917
Total revenues	164,411	144,774	326,133	290,571
Operating expenses
Property operating expenses	54,616	50,204	111,590	100,203
Depreciation and amortization associated with real estate operations	37,555	33,612	74,876	66,208
Construction contract and other service expenses	19,082	11,711	34,875	24,832
General, administrative and leasing expenses	9,222	8,158	17,628	15,644
Business development expenses and land carry costs	1,372	1,262	2,466	2,380
Total operating expenses	121,847	104,947	241,435	209,267
Interest expense	(15,942)	(16,797)	(33,461)	(33,637)
Interest and other income	2,228	2,282	4,093	3,487
Credit loss (expense) recoveries	(193)	(615)	714	(1,304)
Gain on sales of real estate	40,233	—	39,743	5
Loss on early extinguishment of debt	(25,228)	—	(58,394)	—
Income before equity in income of unconsolidated entities and income taxes	43,662	24,697	37,393	49,855
Equity in income of unconsolidated entities	260	454	482	895
Income tax expense	(24)	(30)	(56)	(79)
Net income	43,898	25,121	37,819	50,671
Net income attributable to noncontrolling interests:
Common units in COPLP	(559)	(284)	(474)	(571)
Preferred units in COPLP	—	(77)	—	(154)
Other consolidated entities	(938)	(1,263)	(1,613)	(2,395)
Net income attributable to COPT common shareholders	$42,401	$23,497	$35,732	$47,551

Earnings per common share: (1)
Net income attributable to COPT common shareholders - basic	$0.38	$0.21	$0.32	$0.42
Net income attributable to COPT common shareholders - diluted	$0.38	$0.21	$0.32	$0.42
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$43,898	$25,121	$37,819	$50,671
Other comprehensive income (loss):
Unrealized (loss) income on interest rate derivatives	(240)	(3,315)	544	(41,020)
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,203	935	2,378	1,066
Total other comprehensive income (loss)	963	(2,380)	2,922	(39,954)
Comprehensive income	44,861	22,741	40,741	10,717
Comprehensive income attributable to noncontrolling interests	(1,484)	(1,556)	(2,267)	(2,235)
Comprehensive income attributable to COPT	$43,377	$21,185	$38,474	$8,482

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2020
Balance at March 31, 2020 (112,169,463 common shares outstanding)	$1,122	$2,476,677	$(790,600)	$(62,201)	$40,188	$1,665,186
Share-based compensation (13,729 shares issued, net of redemptions)	—	1,188	—	—	548	1,736
Redemption of vested equity awards	—	(80)	—	—	—	(80)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	428	—	—	(428)	—
Comprehensive income	—	—	23,497	(2,312)	439	21,624
Dividends	—	—	(30,856)	—	—	(30,856)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(442)	(442)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(236)	—	—	—	(236)
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924

For the Three Months Ended June 30, 2021
Balance at March 31, 2021 (112,327,234 common shares outstanding)	$1,123	$2,476,807	$(847,407)	$(7,391)	$33,660	$1,656,792
Redemption of common units	—	—	—	—	(241)	(241)
Share-based compensation (8,836 shares issued, net of redemptions)	—	1,078	—	—	1,067	2,145
Redemption of vested equity awards	—	(68)	—	—	—	(68)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	739	—	—	(739)	—
Comprehensive income	—	—	42,401	976	743	44,120
Dividends	—	—	(30,888)	—	—	(30,888)
Distributions to owners of common units in COPLP	—	—	—	—	(400)	(400)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(140)	—	—	—	(140)
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (102,478 shares issued, net of redemptions)	1	2,171	—	—	774	2,946
Redemption of vested equity awards	—	(1,572)	—	—	—	(1,572)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(25)	—	—	25	—
Comprehensive income	—	—	47,551	(39,069)	160	8,642
Dividends	—	—	(61,694)	—	—	(61,694)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(862)	(862)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,337)	—	—	—	(4,337)
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924

For the Six Months Ended June 30, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(241)	(241)
Share-based compensation (146,257 shares issued, net of redemptions)	1	2,175	—	—	1,984	4,160
Redemption of vested equity awards	—	(2,358)	—	—	—	(2,358)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	194	—	—	(194)	—
Comprehensive income	—	—	35,732	2,742	1,114	39,588
Dividends	—	—	(61,790)	—	—	(61,790)
Distributions to owners of common units in COPLP	—	—	—	—	(798)	(798)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(622)	—	—	—	(622)
Other	—	—	—	—	(324)	(324)
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Revenues from real estate operations received	$280,708	$265,833
Construction contract and other service revenues received	38,419	42,149
Property operating expenses paid	(91,672)	(86,934)
Construction contract and other service expenses paid	(34,445)	(32,107)
General, administrative, leasing, business development and land carry costs paid	(15,399)	(16,969)
Interest expense paid	(31,392)	(31,581)
Lease incentives paid	(7,442)	(5,611)
Other	(765)	1,757
Net cash provided by operating activities	138,012	136,537
Cash flows from investing activities
Development and redevelopment of properties	(110,909)	(185,357)
Tenant improvements on operating properties	(10,872)	(16,489)
Other capital improvements on operating properties	(12,382)	(11,576)
Proceeds from sale of properties	114,394	—
Leasing costs paid	(11,408)	(8,424)
Other	576	(5,442)
Net cash used in investing activities	(30,601)	(227,288)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	387,000	251,000
Unsecured senior notes	589,818	—
Other debt proceeds	4,459	189,359
Repayments of debt
Revolving Credit Facility	(361,000)	(259,000)
Unsecured senior notes	(600,000)	—
Scheduled principal amortization	(1,922)	(2,044)
Deferred financing costs paid	(1,620)	(1,261)
Payments in connection with early extinguishment of debt	(55,713)	—
Common share dividends paid	(61,747)	(61,667)
Distributions paid to redeemable noncontrolling interests	(1,226)	(12,662)
Redemption of vested equity awards	(2,358)	(1,572)
Other	(3,360)	(3,666)
Net cash (used in) provided by financing activities	(107,669)	98,487
Net (decrease) increase in cash and cash equivalents and restricted cash	(258)	7,736
Cash and cash equivalents and restricted cash
Beginning of period	22,033	18,130
End of period	$21,775	$25,866

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$37,819	$50,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	76,476	67,075
Amortization of deferred financing costs and net debt discounts	2,666	1,993
Increase in deferred rent receivable	(9,421)	(1,070)
Gain on sales of real estate	(39,743)	(5)
Share-based compensation	3,913	3,027
Loss on early extinguishment of debt	58,394	—
Other	(2,462)	(1,263)
Changes in operating assets and liabilities:
Decrease in accounts receivable	45	5,039
Decrease in prepaid expenses and other assets, net	13,894	23,202
Decrease in accounts payable, accrued expenses and other liabilities	(1,037)	(8,971)
Decrease in rents received in advance and security deposits	(2,532)	(3,161)
Net cash provided by operating activities	$138,012	$136,537
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$18,369	$14,733
Restricted cash at beginning of period	3,664	3,397
Cash and cash equivalents and restricted cash at beginning of period	$22,033	$18,130

Cash and cash equivalents at end of period	$17,182	$21,596
Restricted cash at end of period	4,593	4,270
Cash and cash equivalents and restricted cash at end of period	$21,775	$25,866
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(15,887)	$12,940
Recognition of operating right-of-use assets and related lease liabilities	$328	$3,381
Investment in unconsolidated real estate joint venture retained in property disposition	$11,842	$—
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$2,922	$(39,953)
Dividends/distributions payable	$31,302	$31,302
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$121	$182
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(194)	$25
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$622	$4,337

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2021, our properties included the following:

•183 properties totaling 21.1 million square feet comprised of 16.4 million square feet in 157 office properties and 4.7 million square feet in 26 single-tenant data center shell properties (“data center shells”). We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a critical load of 19.25 megawatts;
•14 properties under development or redevelopment (11 office properties and three data center shells), including three partially-operational properties, that we estimate will total approximately 2.0 million square feet upon completion; and
•approximately 770 acres of land controlled for future development that we believe could be developed into approximately 9.2 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2021, COPT owned 98.3% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.7 million as of June 30, 2021, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2021 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,648	$—	$—	$2,648
Other	14	—	—	14
Other marketable securities (1)	33	—	—	33
Interest rate derivatives (1)	—	46	—	46
Total assets	$2,695	$46	$—	$2,741
Liabilities:
Deferred compensation plan liability (2)	$—	$2,662	$—	$2,662
Interest rate derivatives	—	6,646	—	6,646
Total liabilities	$—	$9,308	$—	$9,308

(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$527,994	$528,269
Buildings and improvements	3,753,620	3,711,264
Less: Accumulated depreciation	(1,182,432)	(1,124,253)
Operating properties, net	$3,099,182	$3,115,280

2021 Dispositions

On June 2, 2021, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $40.3 million.

2021 Development Activities

During the six months ended June 30, 2021, we placed into service 243,000 square feet in four newly-developed properties. As of June 30, 2021, we had 13 properties under development, including three partially-operational properties, that we estimate will total 1.9 million square feet upon completion and one property under redevelopment that we estimate will total 57,000 square feet upon completion.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue	2021	2020	2021	2020
Fixed	$113,423	$103,993	$225,848	$208,102
Variable	30,235	28,154	62,434	55,057
	$143,658	$132,147	$288,282	$263,159

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of June 30, 2021
Year Ending December 31,	Operating leases	Sales-type leases
2021 (1)	$215,266	$442
2022	398,730	960
2023	346,493	960
2024	299,455	960
2025	220,803	960
Thereafter	879,852	4,516
Total contractual payments	$2,360,599	8,798
Less: Amount representing interest		(2,393)
Net investment in sales-type leases		$6,405

(1)Represents the six months ending December 31, 2021.

Lessee Arrangements

As of June 30, 2021, our balance sheet included $79.4 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating or developing, with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2021	December 31, 2020
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$39,333	$40,570
Finance leases - Property	Property - finance right-of-use assets	40,082	40,425
Total right-of-use assets		$79,415	$80,995

Property lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2021	December 31, 2020
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,909	$30,746
Finance leases - Property	Other liabilities	18	28
Total lease liabilities		$29,927	$30,774

The table below sets forth the weighted average terms and discount rates of our property leases as of June 30, 2021:

Weighted average remaining lease term
Operating leases	51 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.16%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2021	2020	2021	2020
Operating lease cost
Property leases - fixed	Property operating expenses	$1,013	$440	$1,986	$867
Property leases - variable	Property operating expenses	10	5	20	9
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	9	9	18	18
		$1,032	$454	$2,024	$894

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,586	$541
Financing cash flows for financing leases	$10	$14

Payments on property leases were due as follows (in thousands):

	As of June 30, 2021
Year Ending December 31,	Operating leases	Finance leases	Total
2021 (1)	$1,610	$4	$1,614
2022	3,297	14	3,311
2023	3,352	—	3,352
2024	3,403	—	3,403
2025	1,749	—	1,749
Thereafter	123,979	—	123,979
Total lease payments	137,390	18	137,408
Less: Amount representing interest	(107,481)	—	(107,481)
Lease liability	$29,909	$18	$29,927

(1)Represents the six months ending December 31, 2021.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2021 (dollars in thousands):

				June 30, 2021 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$429,103	$90,985	$89,943
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	163,349	162,141	89,142
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	101,228	61,395	52,767
				$693,680	$314,521	$231,852
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

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2021	December 31, 2020
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,877	$15,988
BREIT COPT DC JV LLC	6/20/2019	10%	9	12,840	13,315
B RE COPT DC JV III LLC	6/2/2021	10%	2	11,869	—
			19	$40,586	$29,303
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.3 million as of June 30, 2021 and $7.4 million as of December 31, 2020 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

As described further in Note 4, on June 2, 2021, we sold a 90% interest in two data center shell properties in Northern Virginia and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. We concluded that the joint venture is a variable interest entity. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investment, subject to certain indemnification obligations with respect to any nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Notes receivable from the City of Huntsville	$69,165	$65,564
Other investing loans receivable	6,040	6,041
Amortized cost basis	75,205	71,605
Allowance for credit losses	(2,132)	(2,851)
Investing receivables, net	$73,073	$68,754

The balances above include accrued interest receivable, net of allowance for credit losses, of $1.8 million as of June 30, 2021 and $4.8 million as of December 31, 2020.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $76 million as of June 30, 2021 and $73 million as of December 31, 2020.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lease incentives, net	$37,665	$35,642
Furniture, fixtures and equipment, net	9,993	10,433
Construction contract costs in excess of billings, net	9,766	10,343
Net investment in sales-type leases	6,405	6,573
Non-real estate equity investments	5,541	5,509
Restricted cash	4,593	3,664
Prepaid expenses	4,516	19,690
Marketable securities in deferred compensation plan	2,662	3,027
Deferred tax asset, net (1)	1,928	1,989
Deferred financing costs, net (2)	1,876	2,439
Other assets	7,212	5,274
Prepaid expenses and other assets, net	$92,157	$104,583

(1)Includes a valuation allowance of $41,000 as of June 30, 2021 and $201,000 as of December 31, 2020.
(2)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2021	December 31, 2020	June 30, 2021
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$138,209	$139,991	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt (4)	121,126	115,119	LIBOR + 1.45% to 2.35% (5)	2022-2026
Total mortgage and other secured debt	259,335	255,110
Revolving Credit Facility (6)	169,000	143,000	LIBOR + 0.775% to 1.45% (7)	March 2023 (6)
Term Loan Facility	398,837	398,447	LIBOR + 1.00% to 1.65% (8)	December 2022
Unsecured Senior Notes
5.00%, $300,000 aggregate principal	298,127	297,915	5.00% (9)	July 2025
2.25%, $400,000 aggregate principal	394,975	394,464	2.25% (10)	March 2026
2.75%, $600,000 aggregate principal	588,538	—	2.75% (11)	April 2031
3.60%, $350,000 aggregate principal	—	348,888	3.60% (12)	N/A (11)
5.25%, $250,000 aggregate principal	—	248,194	5.25% (13)	N/A (12)
Unsecured note payable	828	900	0% (14)	May 2026
Total debt, net	$2,109,640	$2,086,918

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.9 million as of June 30, 2021 and December 31, 2020.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $124,000 as of June 30, 2021 and $155,000 as of December 31, 2020.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of June 30, 2021.
(4)Includes a construction loan with $23.6 million in remaining borrowing capacity as of June 30, 2021.
(5)The weighted average interest rate on our variable rate secured debt was 2.23% as of June 30, 2021.
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
(7)The weighted average interest rate on the Revolving Credit Facility was 1.19% as of June 30, 2021.
(8)The interest rate on this loan was 1.34% as of June 30, 2021.
(9)The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of June 30, 2021 and $1.8 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.
(10)The carrying value of these notes reflects an unamortized discount totaling $4.1 million as of June 30, 2021 and $4.5 million as of December 31, 2020. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(11)Refer to paragraph below for further disclosure.
(12)The carrying value of these notes reflects an unamortized discount totaling $781,000 as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%. Refer to paragraph below for further disclosure.
(13)The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%. Refer to paragraph below for further disclosure.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $133,000 as of June 30, 2021 and $161,000 as of December 31, 2020.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

On March 11, 2021, we issued $600.0 million of 2.75% Senior Notes due 2031 (the “2.75% Notes”) at an initial offering price of 98.95% of their face value. The proceeds from this issuance, after deducting underwriting discounts, but before other offering expenses, were $589.8 million. The notes mature on April 15, 2031. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread of 25 basis points, plus accrued and unpaid interest thereon to the date of redemption. However, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. These notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $9.9 million as of June 30, 2021. The effective interest rate under the notes, including amortization of discount and issuance costs, was 2.94%.

With regard to our 3.60% Senior Notes due 2023 (the “3.60% Notes”) and 5.25% Senior Notes due 2024 (the “5.25% Notes”), we:

•effective March 11, 2021, purchased pursuant to tender offers $184.4 million of 3.60% Notes for $196.7 million and $145.6 million of 5.25% Notes for $164.7 million, plus accrued interest; and
•on April 12, 2021, redeemed the remaining $165.6 million of 3.60% Notes for $176.3 million and $104.4 million of 5.25% Notes for $117.7 million, plus accrued interest.

In connection with these purchases and redemptions, we recognized a loss on early extinguishment of debt of $25.2 million in the three months ended June 30, 2021 and $58.4 million in the six months ended June 30, 2021.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2021, we were compliant with these financial covenants.

We capitalized interest costs of $1.7 million in the three months ended June 30, 2021, $3.2 million in the three months ended June 30, 2020, $3.5 million in the six months ended June 30, 2021 and $6.5 million in the six months ended June 30, 2020.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,281,640	$1,324,953	$1,289,461	$1,334,342
Other fixed-rate debt	139,037	138,241	140,891	142,838
Variable-rate debt	688,963	691,144	656,566	654,102
	$2,109,640	$2,154,338	$2,086,918	$2,131,282

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2021	December 31, 2020
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(2,477)	$(3,394)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(2,483)	(3,401)
$50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(1,244)	(1,704)
$11,200	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(442)	(733)
$23,000	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	46	(290)
						$(6,600)	$(9,522)

(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$46	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(6,646)	$(9,522)

The tables below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCL on Derivatives				Amount of Loss Reclassified from AOCL into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Interest rate derivatives	$(240)	$(3,315)	$544	$(41,020)	$(1,203)	$(935)	$(2,378)	$(1,066)

Based on the fair value of our derivatives as of June 30, 2021, we estimate that approximately $4.7 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2021, we were not in default with any of these provisions. As of June 30, 2021, the fair value of interest rate derivatives in a liability position related to these agreements was $6.7 million, excluding the effects of accrued interest and credit valuation adjustments. As of June 30, 2021, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $7.1 million as of June 30, 2021.

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

	For the Six Months Ended June 30,
	2021	2020
Beginning balance	$25,430	$29,431
Distributions to noncontrolling interests	(1,165)	(12,695)
Net income attributable to noncontrolling interests	1,153	2,075
Adjustment to arrive at fair value of interests	622	4,337
Ending balance	$26,040	$23,148

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

12.    Equity

Common Shares

As of June 30, 2021, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the six months ended June 30, 2021, certain COPLP limited partners converted 8,054 common units in COPLP for an equal number of common shares.

We declared dividends per common share of $0.275 in the three months ended June 30, 2021 and 2020 and $0.550 in the six months ended June 30, 2021 and 2020.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Six Months Ended June 30, 2021
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss (recoveries) expense	(719)	(77)	82	(714)
June 30, 2021	$2,132	$1,126	$725	$3,983
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of June 30, 2021 and December 31, 2020 included $89,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $636,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2021 (in thousands):

	Origination Year
	2016 and Earlier	2017	2018	2019	2020	2021	Total
Investing receivables:
Credit risk classification:
Investment grade	$67,112	$1,019	$—	$—	$1,028	$6	$69,165
Non-investment grade	—	—	—	6,040	—	—	6,040
Total	$67,112	$1,019	$—	$6,040	$1,028	$6	$75,205

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$—	$965	$74	$308	$—	$1,347
Non-investment grade	234	—	149	157	1,803	—	2,343
Total	$234	$—	$1,114	$231	$2,111	$—	$3,690

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$—	$6,405	$—	$6,405

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2021.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of June 30, 2021 and December 31, 2020 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three or six months ended June 30, 2021 and 2020.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended June 30, 2021
Revenues from real estate operations	$64,840	$14,712	$13,688	$8,445	$8,775	$8,070	$118,530	$16,884	$8,175	$834	$144,423
Property operating expenses	(21,714)	(5,538)	(7,506)	(3,227)	(2,968)	(777)	(41,730)	(7,842)	(4,629)	(415)	(54,616)
UJV NOI allocable to COPT	—	—	—	—	—	973	973	—	—	—	973
NOI from real estate operations	$43,126	$9,174	$6,182	$5,218	$5,807	$8,266	$77,773	$9,042	$3,546	$419	$90,780
Additions to long-lived assets	$11,511	$1,022	$—	$1,205	$3,053	$—	$16,791	$4,089	$121	$9	$21,010
Transfers from non-operating properties	$784	$25	$49,218	$—	$1,288	$1,017	$52,332	$38,000	$—	$—	$90,332
Three Months Ended June 30, 2020
Revenues from real estate operations	$62,698	$14,447	$13,257	$8,119	$4,647	$7,076	$110,244	$15,162	$6,455	$677	$132,538
Property operating expenses	(20,859)	(5,335)	(7,785)	(3,171)	(1,612)	(789)	(39,551)	(6,888)	(3,463)	(302)	(50,204)
UJV NOI allocable to COPT	—	—	—	—	—	1,725	1,725	—	—	—	1,725
NOI from real estate operations	$41,839	$9,112	$5,472	$4,948	$3,035	$8,012	$72,418	$8,274	$2,992	$375	$84,059
Additions to long-lived assets	$6,958	$3,204	$—	$2,110	$146	$—	$12,418	$4,445	$7,904	$103	$24,870
Transfers from non-operating properties	$3,975	$524	$145	$—	$29,171	$49,964	$83,779	$—	$—	$—	$83,779
Six Months Ended June 30, 2021
Revenues from real estate operations	$131,286	$29,923	$26,243	$16,843	$17,028	$16,857	$238,180	$33,561	$16,265	$1,581	$289,587
Property operating expenses	(46,385)	(11,414)	(14,380)	(6,660)	(5,522)	(1,859)	(86,220)	(15,506)	(9,050)	(814)	(111,590)
UJV NOI allocable to COPT	—	—	—	—	—	1,890	1,890	—	—	—	1,890
NOI from real estate operations	$84,901	$18,509	$11,863	$10,183	$11,506	$16,888	$153,850	$18,055	$7,215	$767	$179,887
Additions to long-lived assets	$18,392	$1,307	$—	$1,757	$3,311	$—	$24,767	$8,111	$349	$13	$33,240
Transfers from non-operating properties	$1,140	$113	$49,269	$—	$14,205	$2,002	$66,729	$38,357	$—	$—	$105,086
Segment assets at June 30, 2021	$1,266,622	$385,050	$189,418	$174,633	$295,672	$353,797	$2,665,192	$538,518	$196,395	$3,453	$3,403,558
Six Months Ended June 30, 2020
Revenues from real estate operations	$127,136	$28,125	$25,333	$16,460	$9,323	$12,653	$219,030	$30,622	$13,627	$1,375	$264,654
Property operating expenses	(42,081)	(10,520)	(14,580)	(6,456)	(3,459)	(1,446)	(78,542)	(14,425)	(6,696)	(540)	(100,203)
UJV NOI allocable to COPT	—	—	—	—	—	3,438	3,438	—	—	—	3,438
NOI from real estate operations	$85,055	$17,605	$10,753	$10,004	$5,864	$14,645	$143,926	$16,197	$6,931	$835	$167,889
Additions to long-lived assets	$14,633	$5,895	$—	$3,868	$316	$—	$24,712	$7,802	$8,782	$168	$41,464
Transfers from non-operating properties	$4,513	$780	$160	$—	$30,307	$106,196	$141,956	$—	$—	$—	$141,956
Segment assets at June 30, 2020	$1,271,790	$394,363	$144,253	$181,744	$167,161	$382,749	$2,542,060	$389,058	$205,711	$3,710	$3,140,539

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenues from real estate operations	$144,423	$132,538	$289,587	$264,654
Construction contract and other service revenues	19,988	12,236	36,546	25,917
Total revenues	$164,411	$144,774	$326,133	$290,571

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
UJV NOI allocable to COPT	$973	$1,725	$1,890	$3,438
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(711)	(1,270)	(1,404)	(2,540)
Add: Equity in loss of unconsolidated non-real estate entities	(2)	(1)	(4)	(3)
Equity in income of unconsolidated entities	$260	$454	$482	$895

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Construction contract and other service revenues	$19,988	$12,236	$36,546	$25,917
Construction contract and other service expenses	(19,082)	(11,711)	(34,875)	(24,832)
NOI from service operations	$906	$525	$1,671	$1,085

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NOI from real estate operations	$90,780	$84,059	$179,887	$167,889
NOI from service operations	906	525	1,671	1,085
Interest and other income	2,228	2,282	4,093	3,487
Credit loss (expense) recoveries	(193)	(615)	714	(1,304)
Gain on sales of real estate	40,233	—	39,743	5
Equity in income of unconsolidated entities	260	454	482	895
Income tax expense	(24)	(30)	(56)	(79)
Depreciation and other amortization associated with real estate operations	(37,555)	(33,612)	(74,876)	(66,208)
General, administrative and leasing expenses	(9,222)	(8,158)	(17,628)	(15,644)
Business development expenses and land carry costs	(1,372)	(1,262)	(2,466)	(2,380)
Interest expense	(15,942)	(16,797)	(33,461)	(33,637)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(973)	(1,725)	(1,890)	(3,438)
Loss on early extinguishment of debt	(25,228)	—	(58,394)	—
Net income	$43,898	$25,121	$37,819	$50,671

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2021	June 30, 2020
Segment assets	$3,403,558	$3,140,539
Operating properties lease liabilities included in segment assets	29,927	19,073
Non-operating property assets	441,048	679,207
Other assets	177,499	172,506
Total consolidated assets	$4,052,032	$4,011,325

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, loss on early extinguishment of debt and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss (expense) recoveries, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

15.     Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Construction contract revenue:
Guaranteed maximum price	$11,388	$5,432	$13,489	$10,476
Cost-plus fee	5,847	3,563	18,333	6,872
Firm fixed price	2,441	2,984	3,912	8,056
Other	312	257	812	513
	$19,988	$12,236	$36,546	$25,917

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Construction contract revenue:
Construction	$18,828	$10,851	$34,584	$23,734
Design	848	1,128	1,150	1,670
Other	312	257	812	513
	$19,988	$12,236	$36,546	$25,917

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Beginning balance	$13,997	$12,378
Ending balance	$10,003	$8,898

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Beginning balance	$10,343	$17,223
Ending balance	$9,766	$5,508

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Beginning balance	$4,610	$1,184
Ending balance	$2,320	$2,435
Portion of beginning balance recognized in revenue during:
Three months ended June 30	$2,070	$92
Six months ended June 30	$2,617	$738

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2021 that will be recognized as revenue in future periods was $171.7 million, approximately $69 million of which we expect to recognize during the remainder of 2021.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues and had no significant credit loss expense on construction contracts receivable or unbilled construction revenue in the three or six months ended June 30, 2021 and 2020.

16.    Share-Based Compensation

Restricted Shares

During the six months ended June 30, 2021, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 161,345 restricted common shares with an aggregate grant date fair value of $4.2 million (weighted average of $26.19 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2021, forfeiture restrictions lapsed on 150,751 previously issued common shares; these shares had a weighted average grant date fair value of $25.75 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.9 million.

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

TB-PIUs

During the six months ended June 30, 2021, we granted 93,983 TB-PIUs with an aggregate grant date fair value of $2.5 million (weighted average of $26.16 per TB-PIU) to senior management team members and certain non-employee Trustees. TB-PIUs granted to senior management team members generally vest in equal annual increments over a three-year period beginning on the first anniversary of the date of grant provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the six months ended June 30, 2021, forfeiture restrictions lapsed on 40,591 previously issued TB-PIUs; these TB-PIUs had a weighted average grant date fair value of $25.14 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $1.1 million.

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

Deferred Share Awards

During the six months ended June 30, 2021, a non-employee Trustee was granted 3,416 deferred share awards with an aggregate grant date fair value of $93,000 ($27.12 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to COPT	$42,401	$23,497	$35,732	$47,551
Income attributable to share-based compensation awards	(136)	(115)	(244)	(220)
Numerator for basic EPS on net income attributable to COPT common shareholders	42,265	23,382	35,488	47,331
Redeemable noncontrolling interests	(20)	—	7	—
Income attributable to share-based compensation awards	11	6	9	14
Numerator for diluted EPS on net income attributable to COPT common shareholders	$42,256	$23,388	$35,504	$47,345
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,974	111,800	111,931	111,762
Dilutive effect of redeemable noncontrolling interests	133	—	125	—
Dilutive effect of share-based compensation awards	297	321	280	280
Denominator for diluted EPS (common shares)	112,404	112,121	112,336	112,042
Basic EPS	$0.38	$0.21	$0.32	$0.42
Diluted EPS	$0.38	$0.21	$0.32	$0.42

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Conversion of common units	1,262	1,237	1,254	1,232
Conversion of redeemable noncontrolling interests	776	878	799	944
Conversion of Series I Preferred Units	—	176	—	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended June 30, 2021 and 2020 of 420,000 and 429,000, respectively, and for the six months ended June 30, 2021 and 2020 of 419,000 and 434,000, respectively;
•weighted average unvested TB-PIUs for the three months ended June 30, 2021 and 2020 of 166,000 and 90,000, respectively, and for the six months ended June 30, 2021 and 2020 of 148,000 and 82,000, respectively; and
•weighted average unvested PB-PIUs for the three and six months ended June 30, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2021, management believes that it is reasonably possible that we could recognize a loss of up to $3.3 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $33 million as of June 30, 2021. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2021, we do not expect any such future fundings will be required.

Effects of COVID-19

As of the date of this filing, spread of the coronavirus, or COVID-19, continues world- and nation-wide. To date, the United States has made significant progress with the pandemic relative to the beginning of the year, with significantly lower new case volumes and a significant increase in the proportion of the population that has been vaccinated. With this progress, most restrictive measures previously instituted to control spread have been gradually lifted and an increasing proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus (including recent increases in new case volumes in much of the United States), the pace of vaccination efforts (including potential future booster shots) and vaccine efficacy in terms of duration and against variants of the virus. While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, we believe that we have not been significantly affected by the pandemic.

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

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration and extent of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2021, we:

•finished the period with our office and data center shell portfolio 93.5% occupied and 94.3% leased;
•placed into service 243,000 square feet in four newly-developed office properties that were 77.7% leased as of June 30, 2021;
•refinanced certain unsecured senior notes issuances with a new unsecured senior note issuance by:
◦issuing $600.0 million of 2.75% Notes at an initial offering price of 98.95% of their face value on March 11, 2021. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were $589.8 million; and
◦purchasing or redeeming $350.0 million of 3.60% Notes (52.7% of such notes effective March 11, 2021 and the remaining notes on April 12, 2021) and $250.0 million of 5.25% Notes (58.2% of such notes effective March 11, 2021 and the remaining notes on April 12, 2021) for $373.1 million and $282.4 million, respectively, plus accrued interest. In connection with these purchases, we recognized a loss on early extinguishment of debt in the three months and six months ended June 30, 2021 of $25.2 million and $58.4 million, respectively.
We used borrowings under our Revolving Credit Facility to fund the net cash outlay resulting from this refinancing; and
•sold a 90% interest in two data center shell properties in Northern Virginia on June 2, 2021 based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million, which was used by us to repay borrowings under our Revolving Credit Facility.

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

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

•general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability, construction costs and property values;
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

Effects of COVID-19

As of the date of this filing, spread of the coronavirus, or COVID-19, continues world- and nation-wide. To date, the United States has made significant progress with the pandemic relative to the beginning of the year, with significantly lower new case volumes and a significant increase in the proportion of the population that has been vaccinated. With this progress, most restrictive measures previously instituted to control spread have been gradually lifted and an increasing proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus (including recent increases in new case volumes in much of the United States), the pace of vaccination efforts (including potential future booster shots) and vaccine efficacy in terms of duration and against variants of the virus.

While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, our results of operations were not significantly affected by the pandemic. For the three and six months ended June 30, 2021, our:

•Same Properties NOI from real estate operations increased for the three and six months ended June 30, 2021 relative to the comparable 2020 periods by $2.1 million and $1.1 million, respectively, and was only minimally affected by the pandemic-related net effect of lower provisions for collectability losses, offset in part by lower parking revenue, in the 2021 periods relative to the 2020 periods; and
•lease revenue collections were not significantly affected by the pandemic. After agreeing to deferred payment arrangements for approximately $2.6 million in lease receivables last year (most of which was repaid by June 30, 2021), we did not agree to significant additional arrangements to date in 2021.

While we do not currently expect that the pandemic will significantly affect our future results of operations, financial condition or cash flows, we believe that the impact will be dependent on future developments, including the duration and extent of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Nevertheless, we believe at this time that there is more inherent risk associated with the operations of our Regional Office properties than our Defense/IT Locations.

While we do not believe that our development leasing and ability to renew leases scheduled to expire have been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future.

The pandemic enhances the risk of us being able to stay on pace to complete development and begin operations on schedule due to the potential for delays from: jurisdictional permitting and inspections; factories’ ability to provide materials; and possible labor shortages. These types of issues have not significantly affected us to date but could in the future, depending on pandemic related developments.

We do not expect that we will be required to incur significant additional capital expenditures on existing properties as a result of the pandemic.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	June 30, 2021	December 31, 2020
Occupancy rates at period end
Total	93.5%	94.1%
Defense/IT Locations:
Fort Meade/BW Corridor	90.6%	91.0%
Northern Virginia Defense/IT	87.7%	88.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	96.9%	97.2%
Redstone Arsenal	99.6%	99.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.3%	94.5%
Regional Office	88.3%	92.5%
Other	66.2%	68.4%
Average contractual annual rental rate per square foot at period end (1)	$32.18	$31.50

(1)Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2020	20,959	19,722
Vacated upon lease expiration (1)	—	(391)
Occupancy for new leases	—	269
Developed or redeveloped	243	162
Removed from operations	(63)	—
Other changes	(4)	—
June 30, 2021	21,135	19,762

(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2021, we completed 1.7 million square feet of leasing, including: renewed leases on 815,000 square feet, representing 78.3% of the square footage of our lease expirations (including the effect of early renewals and excluding vacated space removed from service for redevelopment); 205,000 square feet of vacant space; and 641,000 square feet of development space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 86.7% leased as of June 30, 2021 and December 31, 2020. An 11.25 megawatt lease that expired in August 2020 remains in place until renewed by both parties or terminated by either party.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2021 and 2020

	For the Three Months Ended June 30,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$144,423	$132,538	$11,885
Construction contract and other service revenues	19,988	12,236	7,752
Total revenues	164,411	144,774	19,637
Operating expenses
Property operating expenses	54,616	50,204	4,412
Depreciation and amortization associated with real estate operations	37,555	33,612	3,943
Construction contract and other service expenses	19,082	11,711	7,371
General, administrative and leasing expenses	9,222	8,158	1,064
Business development expenses and land carry costs	1,372	1,262	110
Total operating expenses	121,847	104,947	16,900
Interest expense	(15,942)	(16,797)	855
Interest and other income	2,228	2,282	(54)
Credit loss expense	(193)	(615)	422
Gain on sales of real estate	40,233	—	40,233
Loss on early extinguishment of debt	(25,228)	—	(25,228)
Equity in income of unconsolidated entities	260	454	(194)
Income tax expense	(24)	(30)	6
Net income	$43,898	$25,121	$18,777

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$121,160	$120,866	$294
Lease termination revenue, net	1,094	200	894
Provision for collectability losses included in lease revenue	5	(1,374)	1,379
Other property revenue	732	389	343
Same Properties total revenues	122,991	120,081	2,910
Developed and redeveloped properties placed in service	11,647	2,484	9,163
Wholesale data center	8,175	6,455	1,720
Dispositions	1,165	3,099	(1,934)
Other	445	419	26
	144,423	132,538	11,885
Property operating expenses
Same Properties	(46,852)	(46,001)	(851)
Developed and redeveloped properties placed in service	(2,761)	(289)	(2,472)
Wholesale data center	(4,629)	(3,463)	(1,166)
Dispositions	(135)	(311)	176
Other	(239)	(140)	(99)
	(54,616)	(50,204)	(4,412)

UJV NOI allocable to COPT
Same Properties	503	506	(3)
Dispositions	—	1,219	(1,219)
Retained interest in newly-formed UJVs	470	—	470
	973	1,725	(752)

NOI from real estate operations
Same Properties	76,642	74,586	2,056
Developed and redeveloped properties placed in service	8,886	2,195	6,691
Wholesale data center	3,546	2,992	554
Dispositions, net of retained interest in newly-formed UJVs	1,500	4,007	(2,507)
Other	206	279	(73)
	$90,780	$84,059	$6,721

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$68,041	$65,937	$2,104
Regional Office	8,220	8,274	(54)
Other	381	375	6
	$76,642	$74,586	$2,056

Same Properties rent statistics
Average occupancy rate	92.7%	92.7%	—%
Average straight-line rent per occupied square foot (1)	$6.55	$6.44	$0.11

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 158 properties, comprising 81.9% of our office and data center shell portfolio’s square footage as of June 30, 2021. This pool of properties changed from the pool used for purposes of comparing 2020 and 2019 in our 2020 Annual Report on Form 10-K due to the: addition of eight properties placed in service and 100% operational on or before January 1, 2020 and nine properties owned through an unconsolidated real estate joint venture that was formed in 2019; and removal of two properties in which we sold a 90% interest and one property reclassified as redevelopment.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due primarily to lower provisions for collectability losses and higher lease termination revenue in the current period;
•developed and redeveloped properties placed in service reflects the effect of 15 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and two in 2021.

NOI from Service Operations

	For the Three Months Ended June 30,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$19,988	$12,236	$7,752
Construction contract and other service expenses	(19,082)	(11,711)	(7,371)
NOI from service operations	$906	$525	$381

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

Depreciation and amortization associated with real estate operations

The increase in depreciation and amortization associated with real estate operations was mostly attributable to newly-developed properties placed in service.

Gain on sales of real estate

The gain on sales of real estate was due to our sale of a 90% interest in two data center shell properties in the current period.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the current period was attributable to our redemption of the remaining 3.60% Notes and 5.25% Notes in the current period.

Comparison of Statements of Operations for the Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$289,587	$264,654	$24,933
Construction contract and other service revenues	36,546	25,917	10,629
Total revenues	326,133	290,571	35,562
Operating expenses
Property operating expenses	111,590	100,203	11,387
Depreciation and amortization associated with real estate operations	74,876	66,208	8,668
Construction contract and other service expenses	34,875	24,832	10,043
General, administrative and leasing expenses	17,628	15,644	1,984
Business development expenses and land carry costs	2,466	2,380	86
Total operating expenses	241,435	209,267	32,168
Interest expense	(33,461)	(33,637)	176
Interest and other income	4,093	3,487	606
Credit loss recoveries (expense)	714	(1,304)	2,018
Gain on sales of real estate	39,743	5	39,738
Loss on early extinguishment of debt	(58,394)	—	(58,394)
Equity in income of unconsolidated entities	482	895	(413)
Income tax expense	(56)	(79)	23
Net income	$37,819	$50,671	$(12,852)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$242,972	$240,406	$2,566
Lease termination revenue	2,456	238	2,218
Provision for collectability losses included in lease revenue	(119)	(1,482)	1,363
Other property revenue	1,239	1,487	(248)
Same Properties total revenues	246,548	240,649	5,899
Developed and redeveloped properties placed in service	22,965	3,480	19,485
Wholesale data center	16,265	13,627	2,638
Dispositions	2,845	6,050	(3,205)
Other	964	848	116
	289,587	264,654	24,933
Property operating expenses
Same Properties	(96,822)	(92,066)	(4,756)
Developed and redeveloped properties placed in service	(4,850)	(520)	(4,330)
Wholesale data center	(9,050)	(6,696)	(2,354)
Dispositions	(433)	(626)	193
Other	(435)	(295)	(140)
	(111,590)	(100,203)	(11,387)

UJV NOI allocable to COPT
Same Properties	1,002	1,011	(9)
Dispositions	—	2,427	(2,427)
Retained interest in newly-formed UJVs	888	—	888
	1,890	3,438	(1,548)

NOI from real estate operations
Same Properties	150,728	149,594	1,134
Developed and redeveloped properties placed in service	18,115	2,960	15,155
Wholesale data center	7,215	6,931	284
Dispositions, net of retained interest in newly-formed UJVs	3,300	7,851	(4,551)
Other	529	553	(24)
	$179,887	$167,889	$11,998

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$134,108	$132,561	$1,547
Regional Office	15,935	16,197	(262)
Other	685	836	(151)
	$150,728	$149,594	$1,134

Same Properties rent statistics
Average occupancy rate	92.6%	92.7%	(0.1%)
Average straight-line rent per occupied square foot (1)	$13.05	$12.95	$0.10

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due primarily to: higher rent per occupied square foot in the current period due to an increase in rental rates (mostly from leases of renewed or previously-vacant space) and lower provisions for collectability losses; and higher lease termination revenue in the current period; offset in part by higher snow removal costs and lower parking revenue in the current period;
•developed and redeveloped properties placed in service reflects the effect of 15 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and two in 2021.

NOI from Service Operations

	For the Six Months Ended June 30,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$36,546	$25,917	$10,629
Construction contract and other service expenses	(34,875)	(24,832)	(10,043)
NOI from service operations	$1,671	$1,085	$586

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants.

Depreciation and amortization associated with real estate operations

The increase in depreciation and amortization associated with real estate operations was mostly attributable to newly-developed properties placed in service.

Gain on sales of real estate

The gain on sales of real estate was due to our sale of a 90% interest in two data center shell properties in the current period.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the current period was attributable to our purchase and redemption of 3.60% Notes and 5.25% Notes.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to our GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars and shares in thousands, except per share data)
Net income	$43,898	$25,121	$37,819	$50,671
Real estate-related depreciation and amortization	37,555	33,612	74,876	66,208
Depreciation and amortization on UJVs allocable to COPT	476	818	930	1,636
Gain on sales of real estate	(40,233)	—	(39,743)	(5)
FFO	41,696	59,551	73,882	118,510
FFO allocable to other noncontrolling interests	(1,302)	(1,525)	(2,329)	(13,540)
Basic FFO allocable to share-based compensation awards	(193)	(254)	(353)	(447)
Noncontrolling interests-preferred units in the Operating Partnership	—	(77)	—	(154)
Basic FFO available to common share and common unit holders	40,201	57,695	71,200	104,369
Dilutive preferred units in the Operating Partnership	—	77	—	154
Redeemable noncontrolling interests	11	37	70	69
Diluted FFO available to common share and common unit holders	40,212	57,809	71,270	104,592
Diluted FFO comparability adjustments allocable to share-based compensation awards	(137)	(1)	(304)	(51)
Loss on early extinguishment of debt	25,228	—	58,394	—
Demolition costs on redevelopment and nonrecurring improvements	302	9	302	52
FFO allocation to other noncontrolling interests resulting from capital event	—	—	—	11,090
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$65,605	$57,817	$129,662	$115,683

Weighted average common shares	111,974	111,800	111,931	111,762
Conversion of weighted average common units	1,262	1,237	1,254	1,232
Weighted average common shares/units - Basic FFO per share	113,236	113,037	113,185	112,994
Dilutive effect of share-based compensation awards	297	321	280	280
Dilutive convertible preferred units	—	176	—	176
Redeemable noncontrolling interests	133	157	125	133
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	113,666	113,691	113,590	113,583

Diluted FFO per share	$0.35	$0.51	$0.63	$0.92
Diluted FFO per share, as adjusted for comparability	$0.58	$0.51	$1.14	$1.02

Denominator for diluted EPS	112,404	112,121	112,336	112,042
Weighted average common units	1,262	1,237	1,254	1,232
Redeemable noncontrolling interests	—	157	—	133
Dilutive convertible preferred units	—	176	—	176
Denominator for diluted FFO per share and as adjusted for comparability	113,666	113,691	113,590	113,583

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2021 (in thousands):

Development	$96,308
Tenant improvements on operating properties (1)	12,275
Capital improvements on operating properties	10,398
$118,981

(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $1.5 million when comparing the six months ended June 30, 2021 and 2020 due to an increase in cash flow from real estate operations resulting from the growth of our property portfolio, which was partially offset by a decrease associated with the timing of cash flow from third-party construction projects.

Net cash flow used in investing activities decreased $196.7 million when comparing the six months ended June 30, 2021 and 2020 due primarily to $114.4 million in property disposition proceeds mostly from our sale in 2021 of a 90% interest in two data center shells and a $74.4 million decrease in cash outlays for development and redevelopment of properties.

Net cash flow used in financing activities in the six months ended June 30, 2021 was $107.7 million, and included the following:

•net cash outlays from debt borrowings of $37.4 million, which included the net decrease from our purchase and redemption of 3.60% Notes and 5.25% Notes (and related early extinguishment costs) and issuance of 2.75% Notes; and
•dividends to common shareholders of $61.7 million.

Net cash flow provided by financing activities in the six months ended June 30, 2020 was $98.5 million, and included the following:

•net proceeds from debt borrowings of $179.3 million; offset in part by
•dividends to common shareholders of $61.7 million.

Supplemental Guarantor Information

As of June 30, 2021, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and dividends to our shareholders.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to COPLP’s unitholders and improvements to existing properties.  As of June 30, 2021, we had $17.2 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of June 30, 2021, the maximum borrowing capacity under this facility totaled $800.0 million, of which $631.0 million was available.

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

Our contractual obligations as of June 30, 2021 included the following (in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$488,413	$232,578	$27,649	$322,100	$1,045,623	$2,116,363
Scheduled principal payments (3)	2,034	4,498	3,552	2,334	1,617	677	14,712
Interest on debt (3)(4)	28,304	55,420	45,125	43,011	34,666	89,852	296,378
Development and redevelopment obligations (5)(6)	150,331	69,918	558	—	—	—	220,807
Third-party construction cost obligations (6)(7)	44,748	100,000	—	—	—	—	144,748
Tenant and other building improvements (3)(6)	19,080	33,158	10,480	—	—	—	62,718
Property finance leases (principal and interest) (3)	4	14	—	—	—	—	18
Property operating leases (3)	1,610	3,297	3,352	3,403	1,749	123,979	137,390
Total contractual cash obligations	$246,111	$754,718	$295,645	$76,397	$360,132	$1,260,131	$2,993,134

(1)The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).
(2)Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $21.4 million. As of June 30, 2021, maturities in 2023 included $169.0 million that may be extended to 2024, subject to certain conditions.
(3)We expect to pay these items using cash flow from operations.
(4)Represents interest costs for our outstanding debt as of June 30, 2021 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2021 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.
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

We expect to spend approximately $150 million on development costs and approximately $55 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2021.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2021, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the six months ended June 30, 2021.

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

The following table sets forth as of June 30, 2021 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,954	$4,033	$66,590	$29,443	$301,302	$1,036,140	$1,439,462
Weighted average interest rate	3.97%	3.98%	4.22%	4.42%	4.99%	2.59%	3.21%
Variable rate debt	$80	$488,878	$169,540	$540	$22,415	$10,160	$691,613
Weighted average interest rate (2)	1.54%	1.55%	1.20%	1.60%	1.64%	1.54%	1.46%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $21.4 million. As of June 30, 2021, maturities in 2023 included $169.0 million that may be extended to 2024, subject to certain conditions.
(2)The amounts reflected above used interest rates as of June 30, 2021 for variable rate debt.

The fair value of our debt was $2.2 billion as of June 30, 2021.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $86 million as of June 30, 2021.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2021 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.0 million in the six months ended June 30, 2021 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1	Corporate Office Properties Trust and Corporate Office Properties, L.P. Amended and Restated Executive Change in Control and Severance Plan dated May 6, 2021 (filed herewith).

10.2	Letter Agreement, dated June 22, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed herewith).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Dated:	July 30, 2021