Form 10-Q
period 2021-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2021-11-01
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023

CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of October 22, 2021, 112,324,851 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Properties, net:
Operating properties, net	$3,227,797	$3,115,280
Projects in development or held for future development	379,325	447,269
Total properties, net	3,607,122	3,562,549
Property - operating right-of-use assets	38,854	40,570
Property - finance right-of-use assets	40,077	40,425
Assets held for sale, net	2,821	—
Cash and cash equivalents	14,570	18,369
Investment in unconsolidated real estate joint ventures	40,304	29,303
Accounts receivable, net	33,110	41,637
Deferred rent receivable	103,062	92,876
Intangible assets on real estate acquisitions, net	15,788	19,344
Deferred leasing costs (net of accumulated amortization of $31,975 and $30,375, respectively)	62,269	58,613
Investing receivables (net of allowance for credit losses of $1,415 and $2,851, respectively)	75,947	68,754
Prepaid expenses and other assets, net	117,214	104,583
Total assets	$4,151,138	$4,077,023
Liabilities and equity
Liabilities:
Debt, net	$2,159,732	$2,086,918
Accounts payable and accrued expenses	176,636	142,717
Rents received in advance and security deposits	32,092	33,425
Dividends and distributions payable	31,306	31,231
Deferred revenue associated with operating leases	8,704	10,832
Property - operating lease liabilities	29,630	30,746
Interest rate derivatives	5,562	9,522
Other liabilities	10,691	12,490
Total liabilities	2,454,353	2,357,881
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	26,006	25,430
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,325,411 at September 30, 2021 and 112,181,759 at December 31, 2020)	1,123	1,122
Additional paid-in capital	2,480,412	2,478,906
Cumulative distributions in excess of net income	(839,676)	(809,836)
Accumulated other comprehensive loss	(5,347)	(9,157)
Total Corporate Office Properties Trust’s shareholders’ equity	1,636,512	1,661,035
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	21,568	20,465
Other consolidated entities	12,699	12,212
Noncontrolling interests in subsidiaries	34,267	32,677
Total equity	1,670,779	1,693,712
Total liabilities, redeemable noncontrolling interests and equity	$4,151,138	$4,077,023

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Lease revenue	$145,749	$133,875	$434,031	$397,034
Other property revenue	841	568	2,146	2,063
Construction contract and other service revenues	28,046	20,323	64,592	46,240
Total revenues	174,636	154,766	500,769	445,337
Operating expenses
Property operating expenses	57,190	51,552	168,780	151,755
Depreciation and amortization associated with real estate operations	36,611	35,332	111,487	101,540
Construction contract and other service expenses	27,089	19,220	61,964	44,052
Impairment losses	—	1,530	—	1,530
General, administrative and leasing expenses	9,342	7,467	26,970	23,111
Business development expenses and land carry costs	1,093	1,094	3,559	3,474
Total operating expenses	131,325	116,195	372,760	325,462
Interest expense	(15,720)	(17,152)	(49,181)	(50,789)
Interest and other income	1,818	1,746	5,911	5,233
Credit loss recoveries	326	1,465	1,040	161
Gain on sales of real estate	(32)	—	39,711	5
Loss on early extinguishment of debt	(1,159)	(3,237)	(59,553)	(3,237)
Loss on interest rate derivatives	—	(53,196)	—	(53,196)
Income (loss) before equity in income of unconsolidated entities and income taxes	28,544	(31,803)	65,937	18,052
Equity in income of unconsolidated entities	297	477	779	1,372
Income tax expense	(47)	(16)	(103)	(95)
Net income (loss)	28,794	(31,342)	66,613	19,329
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(357)	386	(831)	(185)
Preferred units in COPLP	—	(77)	—	(231)
Other consolidated entities	(1,336)	(812)	(2,949)	(3,207)
Net income (loss) attributable to COPT common shareholders	$27,101	$(31,845)	$62,833	$15,706

Earnings per common share: (1)
Net income (loss) attributable to COPT common shareholders - basic	$0.24	$(0.29)	$0.56	$0.14
Net income (loss) attributable to COPT common shareholders - diluted	$0.24	$(0.29)	$0.56	$0.14
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$28,794	$(31,342)	$66,613	$19,329
Other comprehensive income:
Unrealized (loss) income on interest rate derivatives	(118)	1,428	426	(39,592)
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,226	1,342	3,604	2,408
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	—	51,865	—	51,865
Total other comprehensive income	1,108	54,635	4,030	14,681
Comprehensive income	29,902	23,293	70,643	34,010
Comprehensive income attributable to noncontrolling interests	(1,733)	(1,173)	(4,000)	(3,408)
Comprehensive income attributable to COPT	$28,169	$22,120	$66,643	$30,602

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2020
Balance at June 30, 2020 (112,183,192 common shares outstanding)	$1,122	$2,477,977	$(797,959)	$(64,513)	$40,297	$1,656,924
Share-based compensation (7,504 shares redeemed, net of issuances)	—	1,223	—	—	561	1,784
Redemption of vested equity awards	—	(57)	—	—	—	(57)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	552	—	—	(552)	—
Comprehensive income	—	—	(31,845)	53,965	533	22,653
Dividends	—	—	(30,843)	—	—	(30,843)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(444)	(444)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(374)	—	—	—	(374)
Balance at September 30, 2020 (112,175,688 common shares outstanding)	$1,122	$2,479,321	$(860,647)	$(10,548)	$40,388	$1,649,636

For the Three Months Ended September 30, 2021
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312
Redemption of common units	—	—	—	—	(56)	(56)
Share-based compensation (10,659 shares redeemed, net of issuances)	—	1,064	—	—	1,098	2,162
Redemption of vested equity awards	—	(64)	—	—	—	(64)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,051	—	—	(1,051)	—
Comprehensive income	—	—	27,101	1,068	600	28,769
Dividends	—	—	(30,883)	—	—	(30,883)
Distributions to owners of common units in COPLP	—	—	—	—	(398)	(398)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(55)	—	—	—	(55)
Balance at September 30, 2021 (112,325,411 common shares outstanding)	$1,123	$2,480,412	$(839,676)	$(5,347)	$34,267	$1,670,779

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2020
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (12,009 shares)	—	182	—	—	(182)	—
Share-based compensation (94,974 shares issued, net of redemptions)	1	3,394	—	—	1,335	4,730
Redemption of vested equity awards	—	(1,629)	—	—	—	(1,629)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	527	—	—	(527)	—
Comprehensive income	—	—	15,706	14,896	693	31,295
Dividends	—	—	(92,537)	—	—	(92,537)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,306)	(1,306)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(22)	(22)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(4,711)	—	—	—	(4,711)
Balance at September 30, 2020 (112,175,688 common shares outstanding)	$1,122	$2,479,321	$(860,647)	$(10,548)	$40,388	$1,649,636

For the Nine Months Ended September 30, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(297)	(297)
Share-based compensation (135,598 shares issued, net of redemptions)	1	3,239	—	—	3,082	6,322
Redemption of vested equity awards	—	(2,422)	—	—	—	(2,422)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,245	—	—	(1,245)	—
Comprehensive income	—	—	62,833	3,810	1,714	68,357
Dividends	—	—	(92,673)	—	—	(92,673)
Distributions to owners of common units in COPLP	—	—	—	—	(1,196)	(1,196)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(677)	—	—	—	(677)
Other	—	—	—	—	(324)	(324)
Balance at September 30, 2021 (112,325,411 common shares outstanding)	$1,123	$2,480,412	$(839,676)	$(5,347)	$34,267	$1,670,779

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Revenues from real estate operations received	$427,448	$394,094
Construction contract and other service revenues received	68,780	53,911
Property operating expenses paid	(168,009)	(159,007)
Construction contract and other service expenses paid	(50,275)	(45,686)
General, administrative, leasing, business development and land carry costs paid	(22,367)	(24,408)
Interest expense paid	(46,621)	(49,693)
Lease incentives paid	(8,694)	(12,634)
Other	(359)	2,464
Net cash provided by operating activities	199,903	159,041
Cash flows from investing activities
Development and redevelopment of properties	(176,554)	(284,416)
Tenant improvements on operating properties	(15,149)	(23,377)
Other capital improvements on operating properties	(19,256)	(24,797)
Proceeds from sale of properties	114,050	—
Non-operating distributions from unconsolidated real estate joint venture	872	2,287
Leasing costs paid	(14,929)	(12,455)
Settlement of interest rate derivatives	—	(53,130)
Other	(1,026)	(321)
Net cash used in investing activities	(111,992)	(396,209)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	456,000	409,000
Unsecured senior notes	987,210	395,264
Other debt proceeds	4,630	199,088
Repayments of debt
Revolving Credit Facility	(589,000)	(529,000)
Unsecured senior notes	(600,000)	(122,948)
Scheduled principal amortization	(2,911)	(3,077)
Other debt repayments	(188,960)	—
Deferred financing costs paid	(2,662)	(2,161)
Payments in connection with early extinguishment of debt	(55,720)	(3,037)
Common share dividends paid	(92,632)	(92,512)
Distributions paid to redeemable noncontrolling interests	(1,687)	(13,515)
Redemption of vested equity awards	(2,422)	(1,629)
Other	(3,645)	(1,760)
Net cash (used in) provided by financing activities	(91,799)	233,713
Net decrease in cash and cash equivalents and restricted cash	(3,888)	(3,455)
Cash and cash equivalents and restricted cash
Beginning of period	22,033	18,130
End of period	$18,145	$14,675

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$66,613	$19,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	113,676	102,864
Impairment losses	—	1,530
Amortization of deferred financing costs and net debt discounts	3,969	3,104
Increase in deferred rent receivable	(13,515)	(3,560)
Gain on sales of real estate	(39,711)	(5)
Share-based compensation	5,960	4,753
Loss on early extinguishment of debt	59,553	3,237
Loss on interest rate derivatives	—	53,196
Other	(3,708)	(4,184)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,269	(744)
Increase in prepaid expenses and other assets, net	(13,120)	(13,164)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,250	(3,971)
Decrease in rents received in advance and security deposits	(1,333)	(3,344)
Net cash provided by operating activities	$199,903	$159,041
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$18,369	$14,733
Restricted cash at beginning of period	3,664	3,397
Cash and cash equivalents and restricted cash at beginning of period	$22,033	$18,130

Cash and cash equivalents at end of period	$14,570	$11,458
Restricted cash at end of period	3,575	3,217
Cash and cash equivalents and restricted cash at end of period	$18,145	$14,675
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$17,590	$(195)
Recognition of operating right-of-use assets and related lease liabilities	$328	$8,955
Investment in unconsolidated real estate joint venture retained in property disposition	$11,842	$—
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$4,030	$(37,183)
Dividends/distributions payable	$31,306	$31,307
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$121	$182
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(1,245)	$(527)
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$677	$4,711

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of September 30, 2021, our properties included the following:

•186 properties totaling 21.7 million square feet comprised of 16.9 million square feet in 160 office properties and 4.7 million square feet in 26 single-tenant data center shell properties (“data center shells”). We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•a wholesale data center with a capacity of 19.25 megawatts;
•13 properties under development (10 office properties and three data center shells), including three partially-operational properties, that we estimate will total approximately 1.8 million square feet upon completion; and
•approximately 720 acres of land controlled for future development that we believe could be developed into approximately 8.9 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2021, COPT owned 98.3% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.6 million as of September 30, 2021, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2021 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,545	$—	$—	$2,545
Other	71	—	—	71
Other marketable securities (1)	33	—	—	33
Interest rate derivatives (1)	—	70	—	70
Total assets	$2,649	$70	$—	$2,719
Liabilities:
Deferred compensation plan liability (2)	$—	$2,616	$—	$2,616
Interest rate derivatives	—	5,562	—	5,562
Total liabilities	$—	$8,178	$—	$8,178

(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$539,899	$528,269
Buildings and improvements	3,890,678	3,711,264
Less: Accumulated depreciation	(1,202,780)	(1,124,253)
Operating properties, net	$3,227,797	$3,115,280

As of September 30, 2021, we had one property in our data center shells sub-segment previously removed from service that was classified as assets held for sale, net on our consolidated balance sheet, the sole component of which was properties, net.

2021 Dispositions

On June 2, 2021, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $40.2 million in the nine months ended September 30, 2021.

2021 Development Activities

During the nine months ended September 30, 2021, we placed into service 709,000 square feet in six newly-developed properties. As of September 30, 2021, we had 13 properties under development, including three partially-operational properties, that we estimate will total 1.8 million square feet upon completion.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue	2021	2020	2021	2020
Fixed	$114,309	$106,743	$340,157	$314,845
Variable	31,440	27,132	93,874	82,189
	$145,749	$133,875	$434,031	$397,034

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of September 30, 2021
Year Ending December 31,	Operating leases	Sales-type leases
2021 (1)	$109,800	$221
2022	418,746	960
2023	370,652	960
2024	323,198	960
2025	241,090	960
Thereafter	1,020,675	4,516
Total contractual payments	$2,484,161	8,577
Less: Amount representing interest		(2,277)
Net investment in sales-type leases		$6,300

(1)Represents the three months ending December 31, 2021.

Lessee Arrangements

As of September 30, 2021, our balance sheet included $78.9 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2021	December 31, 2020
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$38,854	$40,570
Finance leases - Property (1)	Property - finance right-of-use assets	40,077	40,425
Total right-of-use assets		$78,931	$80,995

(1)On October 22, 2021, we acquired land leased in Washington, D.C., for which we had a $37.8 million right-of-use asset as of September 30, 2021, for a nominal amount under a bargain purchase option.

Property lease liabilities consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2021	December 31, 2020
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,630	$30,746
Finance leases - Property	Other liabilities	14	28
Total lease liabilities		$29,644	$30,774

The table below sets forth the weighted average terms and discount rates of our property leases as of September 30, 2021:

Weighted average remaining lease term
Operating leases	51 years
Finance leases	< 1 year
Weighted average discount rate
Operating leases	7.16%
Finance leases	3.62%

The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2021	2020	2021	2020
Operating lease cost
Property leases - fixed	Property operating expenses	$1,013	$598	$2,999	$1,465
Property leases - variable	Property operating expenses	11	107	31	116
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	5	9	23	27
		$1,029	$714	$3,053	$1,608

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,399	$987
Financing cash flows for financing leases	$14	$674

Payments on property leases were due as follows (in thousands):

	As of September 30, 2021
Year Ending December 31,	Operating leases	Finance leases	Total
2021 (1)	$807	$—	$807
2022	3,297	14	3,311
2023	3,352	—	3,352
2024	3,403	—	3,403
2025	1,749	—	1,749
Thereafter	123,979	—	123,979
Total lease payments	136,587	14	136,601
Less: Amount representing interest	(106,957)	—	(106,957)
Lease liability	$29,630	$14	$29,644

(1)Represents the three months ending December 31, 2021.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2021 (dollars in thousands):

				September 30, 2021 (1)
	Date Acquired	Nominal Ownership %		Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$453,496	$90,295	$99,173
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	164,189	—	859
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	100,634	60,950	52,527
				$718,319	$151,245	$152,559
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner generally receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.

On August 11, 2021, we entered into a $112.0 million construction loan with Stevens Investors, LLC to enable it to early extinguish a third party construction loan. Our loan to the joint venture, which is eliminated in consolidation, carries an interest rate of LIBOR plus 2.35% and had a balance of $90.5 million as of September 30, 2021. The loan matures on August 11, 2024, and we have priority for repayment in full of borrowings and accrued interest on the loan over partner distributions of any future refinancing proceeds or other available cash flows.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2021	December 31, 2020
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,735	$15,988
BREIT COPT DC JV LLC	6/20/2019	10%	9	12,620	13,315
B RE COPT DC JV III LLC	6/2/2021	10%	2	11,949	—
			19	$40,304	$29,303
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.3 million as of September 30, 2021 and $7.4 million as of December 31, 2020 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

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

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Notes receivable from the City of Huntsville	$71,322	$65,564
Other investing loans receivable	6,040	6,041
Amortized cost basis	77,362	71,605
Allowance for credit losses	(1,415)	(2,851)
Investing receivables, net	$75,947	$68,754

The balances above include accrued interest receivable, net of allowance for credit losses, of $3.6 million as of September 30, 2021 and $4.8 million as of December 31, 2020.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $78 million as of September 30, 2021 and $73 million as of December 31, 2020.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lease incentives, net	$40,150	$35,642
Prepaid expenses	26,815	19,690
Construction contract costs in excess of billings, net	12,987	10,343
Furniture, fixtures and equipment, net	10,008	10,433
Net investment in sales-type leases	6,300	6,573
Non-real estate equity investments	5,545	5,509
Restricted cash	3,575	3,664
Marketable securities in deferred compensation plan	2,616	3,027
Deferred tax asset, net (1)	1,883	1,989
Deferred financing costs, net (2)	1,595	2,439
Other assets	5,740	5,274
Prepaid expenses and other assets, net	$117,214	$104,583

(1)Includes a valuation allowance of $24,000 as of September 30, 2021 and $201,000 as of December 31, 2020.
(2)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2021	December 31, 2020	September 30, 2021
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$137,310	$139,991	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt	33,698	115,119	LIBOR + 1.45% to 1.55% (4)	2025-2026
Total mortgage and other secured debt	171,008	255,110
Revolving Credit Facility (5)	10,000	143,000	LIBOR + 0.775% to 1.45% (6)	March 2023 (5)
Term Loan Facility	299,274	398,447	LIBOR + 1.00% to 1.65% (7)	December 2022
Unsecured Senior Notes
5.00%, $300,000 aggregate principal	298,235	297,915	5.00% (8)	July 2025
2.25%, $400,000 aggregate principal	395,232	394,464	2.25% (9)	March 2026
2.00%, $400,000 aggregate principal	396,394	—	2.00% (10)	January 2029
2.75%, $600,000 aggregate principal	588,798	—	2.75% (10)	April 2031
3.60%, $350,000 aggregate principal	—	348,888	3.60% (11)	N/A (11)
5.25%, $250,000 aggregate principal	—	248,194	5.25% (12)	N/A (12)
Unsecured note payable	791	900	0% (13)	May 2026
Total debt, net	$2,159,732	$2,086,918

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.4 million as of September 30, 2021 and $5.9 million as of December 31, 2020.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $108,000 as of September 30, 2021 and $155,000 as of December 31, 2020.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.16% as of September 30, 2021.
(4)The weighted average interest rate on our variable rate secured debt was 1.60% as of September 30, 2021.
(5)The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. In connection with this facility, we also have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.
(6)The weighted average interest rate on the Revolving Credit Facility was 1.19% as of September 30, 2021.
(7)The interest rate on this loan was 1.09% as of September 30, 2021.
(8)The carrying value of these notes reflects an unamortized discount totaling $1.5 million as of September 30, 2021 and $1.8 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.
(9)The carrying value of these notes reflects an unamortized discount totaling $3.9 million as of September 30, 2021 and $4.5 million as of December 31, 2020. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(10)Refer to paragraph below for further disclosure.
(11)The carrying value of these notes reflects an unamortized discount totaling $781,000 as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%. Refer to paragraph below for further disclosure.
(12)The carrying value of these notes reflects an unamortized discount totaling $1.6 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%. Refer to paragraph below for further disclosure.
(13)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $120,000 as of September 30, 2021 and $161,000 as of December 31, 2020.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

We issued the following unsecured senior notes in 2021:

•$600.0 million of 2.75% Senior Notes due 2031 (the “2.75% Notes”) at an initial offering price of 98.95% of their face value on March 11, 2021, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $589.8 million. The notes mature on April 15, 2031. The carrying value of these notes reflects an unamortized discount totaling $9.7 million as of September 30, 2021. The effective interest rate under the notes, including amortization of discount and issuance costs, was 2.94%; and
•$400.0 million of 2.00% Senior Notes due 2029 (the “2.00% Notes”) at an initial offering price of 99.97% of their face value on August 11, 2021, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $397.4 million. The notes mature on January 15, 2029. The carrying value of these notes reflects an unamortized discount totaling $2.6 million as of September 30, 2021. The effective interest rate under the notes, including amortization of discount and issuance costs, was 2.09%.

We may redeem these notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (25 basis points for the 2.75% Notes and 20 basis points for the 2.00% Notes), plus accrued and unpaid interest thereon to the date of redemption. However, if this redemption occurs on or after January 15, 2031 for the 2.75% Notes or November 15, 2028 for the 2.00% Notes, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. These notes are unconditionally guaranteed by COPT.

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

In connection with these purchases and redemptions, we recognized a loss on early extinguishment of debt of $58.4 million in the nine months ended September 30, 2021.

On August 11, 2021, we repaid $100.0 million of our term loan facility.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2021, we were compliant with these financial covenants.

We capitalized interest costs of $1.8 million in the three months ended September 30, 2021, $2.9 million in the three months ended September 30, 2020, $5.3 million in the nine months ended September 30, 2021 and $9.4 million in the nine months ended September 30, 2020.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,678,659	$1,723,267	$1,289,461	$1,334,342
Other fixed-rate debt	138,101	136,653	140,891	142,838
Variable-rate debt	342,972	343,577	656,566	654,102
	$2,159,732	$2,203,497	$2,086,918	$2,131,282

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge of interest rate risk (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2021	December 31, 2020
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(2,065)	$(3,394)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(2,070)	(3,401)
$50,000		1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(1,036)	(1,704)
$11,180	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(391)	(733)
$23,000	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	70	(290)
						$(5,492)	$(9,522)
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$70	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(5,562)	$(9,522)

The tables below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCL on Derivatives				Amount of Loss Reclassified from AOCL into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Interest rate derivatives	$(118)	$1,428	$426	$(39,592)	$(1,226)	$(1,342)	$(3,604)	$(2,408)

	Amount of Loss Reclassified from AOCL into Loss on Interest Rate Derivatives on Statement of Operations				Amount of Loss Recognized on Undesignated Swaps in Loss on Interest Rate Derivatives on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Interest rate derivatives	$—	$(51,865)	$—	$(51,865)	$—	$(1,265)	$—	$(1,265)

Based on the fair value of our derivatives as of September 30, 2021, we estimate that approximately $4.8 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2021, we were not in default with any of these provisions. As of September 30, 2021, the fair value of interest rate derivatives in a liability position related to these agreements was $5.6 million, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2021, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $6.0 million as of September 30, 2021.

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

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$25,430	$29,431
Distributions to noncontrolling interests	(2,387)	(13,335)
Net income attributable to noncontrolling interests	2,286	2,715
Adjustment to arrive at fair value of interests	677	4,711
Ending balance	$26,006	$23,522

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

12.    Equity

Common Shares

As of September 30, 2021, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

During the nine months ended September 30, 2021, certain COPLP limited partners converted 8,054 common units in COPLP for an equal number of common shares.

We declared dividends per common share of $0.275 in the three months ended September 30, 2021 and 2020 and $0.825 in the nine months ended September 30, 2021 and 2020.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Nine Months Ended September 30, 2021
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss (recoveries) expense	(1,436)	(114)	510	(1,040)
September 30, 2021	$1,415	$1,089	$1,153	$3,657
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2021 and December 31, 2020 included $705,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $448,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2021 (in thousands):

	Origination Year
	2016 and Earlier	2017	2018	2019	2020	2021	Total
Investing receivables:
Credit risk classification:
Investment grade	$68,773	$1,043	$—	$—	$1,057	$449	$71,322
Non-investment grade	—	—	—	6,040	—	—	6,040
Total	$68,773	$1,043	$—	$6,040	$1,057	$449	$77,362

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$—	$949	$69	$297	$—	$1,315
Non-investment grade	221	—	141	147	1,763	—	2,272
Total	$221	$—	$1,090	$216	$2,060	$—	$3,587

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$—	$6,300	$—	$6,300

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2021.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of September 30, 2021 and December 31, 2020 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three or nine months ended September 30, 2021 and 2020.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/Information Technology Locations
	Fort Meade/BW Corridor	Northern Virginia Defense/IT	Lackland Air Force Base	Navy Support Locations	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Operating Wholesale Data Center	Other	Total
Three Months Ended September 30, 2021
Revenues from real estate operations	$66,029	$15,291	$14,519	$8,558	$9,144	$6,913	$120,454	$16,810	$8,637	$689	$146,590
Property operating expenses	(22,956)	(5,980)	(6,935)	(3,454)	(3,003)	(657)	(42,985)	(8,395)	(5,345)	(465)	(57,190)
UJV NOI allocable to COPT	—	—	—	—	—	1,060	1,060	—	—	—	1,060
NOI from real estate operations	$43,073	$9,311	$7,584	$5,104	$6,141	$7,316	$78,529	$8,415	$3,292	$224	$90,460
Additions to long-lived assets	$10,671	$1,614	$—	$897	$107	$—	$13,289	$5,319	$1,141	$69	$19,818
Transfers from non-operating properties	$53,935	$87,986	$7,332	$—	$5,519	$421	$155,193	$381	$—	$—	$155,574
Three Months Ended September 30, 2020
Revenues from real estate operations	$63,328	$14,699	$12,602	$8,006	$6,079	$7,995	$112,709	$14,913	$6,068	$753	$134,443
Property operating expenses	(21,537)	(5,245)	(7,116)	(3,044)	(2,029)	(861)	(39,832)	(7,782)	(3,642)	(296)	(51,552)
UJV NOI allocable to COPT	—	—	—	—	—	1,752	1,752	—	—	—	1,752
NOI from real estate operations	$41,791	$9,454	$5,486	$4,962	$4,050	$8,886	$74,629	$7,131	$2,426	$457	$84,643
Additions to long-lived assets	$7,511	$2,219	$—	$1,650	$6,382	$—	$17,762	$5,303	$1,917	$(3)	$24,979
Transfers from non-operating properties	$(209)	$58	$221	$—	$61,520	$65,269	$126,859	$—	$—	$—	$126,859
Nine Months Ended September 30, 2021
Revenues from real estate operations	$197,315	$45,214	$40,762	$25,401	$26,172	$23,770	$358,634	$50,371	$24,902	$2,270	$436,177
Property operating expenses	(69,341)	(17,394)	(21,315)	(10,114)	(8,525)	(2,516)	(129,205)	(23,901)	(14,395)	(1,279)	(168,780)
UJV NOI allocable to COPT	—	—	—	—	—	2,950	2,950	—	—	—	2,950
NOI from real estate operations	$127,974	$27,820	$19,447	$15,287	$17,647	$24,204	$232,379	$26,470	$10,507	$991	$270,347
Additions to long-lived assets	$29,063	$2,921	$—	$2,654	$3,418	$—	$38,056	$13,430	$1,490	$82	$53,058
Transfers from non-operating properties	$55,075	$88,099	$56,601	$—	$19,724	$2,423	$221,922	$38,738	$—	$—	$260,660
Segment assets at September 30, 2021	$1,315,101	$470,077	$196,624	$172,381	$299,184	$353,340	$2,806,707	$538,080	$194,576	$3,508	$3,542,871
Nine Months Ended September 30, 2020
Revenues from real estate operations	$190,464	$42,824	$37,935	$24,466	$15,402	$20,648	$331,739	$45,535	$19,695	$2,128	$399,097
Property operating expenses	(63,618)	(15,765)	(21,696)	(9,500)	(5,488)	(2,307)	(118,374)	(22,207)	(10,338)	(836)	(151,755)
UJV NOI allocable to COPT	—	—	—	—	—	5,190	5,190	—	—	—	5,190
NOI from real estate operations	$126,846	$27,059	$16,239	$14,966	$9,914	$23,531	$218,555	$23,328	$9,357	$1,292	$252,532
Additions to long-lived assets	$22,144	$8,114	$—	$5,518	$6,698	$—	$42,474	$13,105	$10,699	$165	$66,443
Transfers from non-operating properties	$4,304	$838	$381	$—	$91,827	$171,465	$268,815	$—	$—	$—	$268,815
Segment assets at September 30, 2020	$1,264,547	$392,226	$143,206	$180,337	$234,355	$446,530	$2,661,201	$387,290	$204,834	$3,643	$3,256,968

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenues from real estate operations	$146,590	$134,443	$436,177	$399,097
Construction contract and other service revenues	28,046	20,323	64,592	46,240
Total revenues	$174,636	$154,766	$500,769	$445,337

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
UJV NOI allocable to COPT	$1,060	$1,752	$2,950	$5,190
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(763)	(1,274)	(2,167)	(3,814)
Add: Equity in loss of unconsolidated non-real estate entities	—	(1)	(4)	(4)
Equity in income of unconsolidated entities	$297	$477	$779	$1,372

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Construction contract and other service revenues	$28,046	$20,323	$64,592	$46,240
Construction contract and other service expenses	(27,089)	(19,220)	(61,964)	(44,052)
NOI from service operations	$957	$1,103	$2,628	$2,188

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NOI from real estate operations	$90,460	$84,643	$270,347	$252,532
NOI from service operations	957	1,103	2,628	2,188
Interest and other income	1,818	1,746	5,911	5,233
Credit loss recoveries	326	1,465	1,040	161
Gain on sales of real estate	(32)	—	39,711	5
Equity in income of unconsolidated entities	297	477	779	1,372
Income tax expense	(47)	(16)	(103)	(95)
Depreciation and other amortization associated with real estate operations	(36,611)	(35,332)	(111,487)	(101,540)
Impairment losses	—	(1,530)	—	(1,530)
General, administrative and leasing expenses	(9,342)	(7,467)	(26,970)	(23,111)
Business development expenses and land carry costs	(1,093)	(1,094)	(3,559)	(3,474)
Interest expense	(15,720)	(17,152)	(49,181)	(50,789)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,060)	(1,752)	(2,950)	(5,190)
Loss on early extinguishment of debt	(1,159)	(3,237)	(59,553)	(3,237)
Loss on interest rate derivatives	—	(53,196)	—	(53,196)
Net income (loss)	$28,794	$(31,342)	$66,613	$19,329

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2021	September 30, 2020
Segment assets	$3,542,871	$3,256,968
Operating properties lease liabilities included in segment assets	29,644	26,054
Non-operating property assets	385,025	642,182
Other assets	193,598	194,985
Total consolidated assets	$4,151,138	$4,120,189

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, loss on early extinguishment of debt, loss on interest rate derivatives and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss (expense) recoveries, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

15.    Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Construction contract revenue:
Guaranteed maximum price	$15,846	$4,358	$29,335	$14,834
Cost-plus fee	4,742	13,249	23,075	20,121
Firm fixed price	7,042	1,365	10,954	9,421
Other	416	1,351	1,228	1,864
	$28,046	$20,323	$64,592	$46,240

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Construction contract revenue:
Construction	$26,893	$18,786	$61,477	$42,520
Design	737	186	1,887	1,856
Other	416	1,351	1,228	1,864
	$28,046	$20,323	$64,592	$46,240

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$13,997	$12,378
Ending balance	$5,726	$11,183

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net reported on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$10,343	$17,223
Ending balance	$12,987	$13,980

Contract liabilities are included in other liabilities reported on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$4,610	$1,184
Ending balance	$3,818	$5,236
Portion of beginning balance recognized in revenue during:
Three months ended September 30	$9	$19
Nine months ended September 30	$2,626	$757

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2021 that will be recognized as revenue in future periods was $159.2 million, of which we expect to recognize approximately $29 million in the three months ending December 31, 2021 and most of the remainder in 2022.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2021 and December 31, 2020. Our credit loss expense on construction contracts receivables and unbilled construction revenue totaled $412,000 and $463,000 in the three and nine months ended September 30, 2021, respectively, and was insignificant in the three and nine months ended September 30, 2020.

16.    Share-Based Compensation

Restricted Shares

During the nine months ended September 30, 2021, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 165,770 restricted common shares with an aggregate grant date fair value of $4.4 million (weighted average of $26.25 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2021, forfeiture restrictions lapsed on 157,066 previously issued common shares; these shares had a weighted average grant date fair value of $25.88 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.1 million.

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

TB-PIUs

During the nine months ended September 30, 2021, we granted 93,983 TB-PIUs with an aggregate grant date fair value of $2.5 million (weighted average of $26.16 per TB-PIU) to senior management team members and certain non-employee Trustees. TB-PIUs granted to senior management team members generally vest in equal annual increments over a three-year period beginning on the first anniversary of the date of grant provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the nine months ended September 30, 2021, forfeiture restrictions lapsed on 40,591 previously issued TB-PIUs; these TB-PIUs had a weighted average grant date fair value of $25.14 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $1.1 million.

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

Deferred Share Awards

During the nine months ended September 30, 2021, a non-employee Trustee was granted 3,416 deferred share awards with an aggregate grant date fair value of $93,000 ($27.12 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to COPT	$27,101	$(31,845)	$62,833	$15,706
Income attributable to share-based compensation awards	(92)	(145)	(337)	(365)
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	27,009	(31,990)	62,496	15,341
Redeemable noncontrolling interests	(89)	—	(82)	—
Income attributable to share-based compensation awards	13	—	17	6
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$26,933	$(31,990)	$62,431	$15,347
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,985	111,811	111,949	111,778
Dilutive effect of redeemable noncontrolling interests	138	—	130	—
Dilutive effect of share-based compensation awards	375	—	285	278
Denominator for diluted EPS (common shares)	112,498	111,811	112,364	112,056
Basic EPS	$0.24	$(0.29)	$0.56	$0.14
Diluted EPS	$0.24	$(0.29)	$0.56	$0.14

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Conversion of common units	1,262	1,240	1,257	1,235
Conversion of redeemable noncontrolling interests	782	973	793	954
Conversion of Series I Preferred Units	—	176	—	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended September 30, 2021 and 2020 of 410,000 and 429,000, respectively, and for the nine months ended September 30, 2021 and 2020 of 416,000 and 432,000, respectively;
•weighted average unvested TB-PIUs for the three months ended September 30, 2021 and 2020 of 168,000 and 91,000, respectively, and for the nine months ended September 30, 2021 and 2020 of 155,000 and 85,000, respectively; and
•weighted average unvested PB-PIUs for the nine months ended September 30, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2021, management believes that it is reasonably possible that we could recognize a loss of up to $3.4 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $31 million as of September 30, 2021. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2021, we do not expect any such future fundings will be required.

Effects of COVID-19

As of the date of this filing, spread of COVID-19 continues world- and nation-wide. Since the beginning of the year, the United States has significantly increased the proportion of the population that has received COVID-19 vaccines, and there is increased confidence that spread of COVID-19 can, to a large extent, be contained through vaccinations and wearing masks indoors in public. As a result, most restrictive measures previously instituted to control spread have been gradually lifted and an increased proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus, the pace of world- and nation-wide vaccination efforts, the emergence of new variants of the virus and the efficacy of vaccines against such variants. While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, we believe that we have not been significantly affected by the pandemic.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2021, we:

•finished the period with our office and data center shell portfolio 93.3% occupied and 94.6% leased;
•placed into service 709,000 square feet in six newly-developed office properties that were 90.4% leased as of September 30, 2021;
•refinanced certain unsecured senior notes issuances with a new unsecured senior note issuance by:
◦issuing $600.0 million of 2.75% Notes at an initial offering price of 98.95% of their face value on March 11, 2021. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were $589.8 million; and
◦purchasing or redeeming $350.0 million of 3.60% Notes (52.7% of such notes effective March 11, 2021 and the remaining notes on April 12, 2021) and $250.0 million of 5.25% Notes (58.2% of such notes effective March 11, 2021 and the remaining notes on April 12, 2021) for $373.1 million and $282.4 million, respectively, plus accrued interest. In connection with these purchases, we recognized a loss on early extinguishment of debt in the nine months ended September 30, 2021 of $58.4 million.
We used borrowings under our Revolving Credit Facility to fund the net cash outlay resulting from this refinancing;
•issued $400.0 million of 2.00% Notes at an initial offering price of 99.97% of their face value on August 11, 2021. The proceeds from this issuance, after deducting underwriting discounts but before other offering expenses, were $397.4 million. We used $100.0 million of the proceeds from this issuance to repay a portion of our term loan facility, $89.0 million to pay off a construction loan and most of the remaining proceeds to repay borrowings under our Revolving Credit Facility; and
•sold a 90% interest in two data center shell properties in Northern Virginia on June 2, 2021 based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million, which was used by us to repay borrowings under our Revolving Credit Facility.

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

Effects of COVID-19

As of the date of this filing, spread of COVID-19 continues world- and nation-wide. Since the beginning of the year, the United States has significantly increased the proportion of the population that has received COVID-19 vaccines, and there is increased confidence that spread of COVID-19 can, to a large extent, be contained through vaccinations and wearing masks indoors in public. As a result, most restrictive measures previously instituted to control spread have been gradually lifted and an increased proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus, the pace of world- and nation-wide vaccination efforts, the emergence of new variants of the virus and the efficacy of vaccines against such variants.

While the pandemic has impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, our results of operations were not significantly affected by the pandemic. For the three and nine months ended September 30, 2021, our:

•Same Properties NOI from real estate operations increased relative to the comparable 2020 periods by $2.7 million and $3.7 million, respectively, and was only minimally affected by the pandemic-related effect of lower provisions for collectability losses in the 2021 periods relative to the 2020 periods; and
•lease revenue collections were not significantly affected by the pandemic. After agreeing to deferred payment arrangements for approximately $2.6 million in lease receivables last year (most of which was repaid by June 30, 2021), we did not agree to significant additional arrangements to date in 2021.

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

While we do not believe that our development leasing and ability to renew leases scheduled to expire have been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic has impacted our timing and volume of vacant space leasing, and may continue to do so in the future, particularly for our Regional Office properties.

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

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	September 30, 2021	December 31, 2020
Occupancy rates at period end
Total	93.3%	94.1%
Defense/IT Locations:
Fort Meade/BW Corridor	90.4%	91.0%
Northern Virginia Defense/IT	88.8%	88.1%
Lackland Air Force Base	100.0%	100.0%
Navy Support Locations	96.5%	97.2%
Redstone Arsenal	99.3%	99.4%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.1%	94.5%
Regional Office	87.8%	92.5%
Other	66.2%	68.4%
Average contractual annual rental rate per square foot at period end (1)	$32.38	$31.50

(1)Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2020	20,959	19,722
Vacated upon lease expiration (1)	—	(524)
Occupancy for new leases	—	387
Developed or redeveloped	709	628
Other changes	(8)	—
September 30, 2021	21,660	20,213

(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2021, we completed 2.7 million square feet of leasing, including: renewed leases on 1.4 million square feet, representing 74.6% of the square footage of our lease expirations (including the effect of early renewals); 420,000 square feet of vacant space; and 915,000 square feet of development space.

Wholesale Data Center

Our 19.25 megawatt wholesale data center was 86.7% leased as of September 30, 2021 and December 31, 2020. An 11.25 megawatt lease that expired in August 2020 remains in place until renewed by both parties or terminated by either party.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$146,590	$134,443	$12,147
Construction contract and other service revenues	28,046	20,323	7,723
Total revenues	174,636	154,766	19,870
Operating expenses
Property operating expenses	57,190	51,552	5,638
Depreciation and amortization associated with real estate operations	36,611	35,332	1,279
Construction contract and other service expenses	27,089	19,220	7,869
Impairment losses	—	1,530	(1,530)
General, administrative and leasing expenses	9,342	7,467	1,875
Business development expenses and land carry costs	1,093	1,094	(1)
Total operating expenses	131,325	116,195	15,130
Interest expense	(15,720)	(17,152)	1,432
Interest and other income	1,818	1,746	72
Credit loss recoveries	326	1,465	(1,139)
Gain on sales of real estate	(32)	—	(32)
Loss on early extinguishment of debt	(1,159)	(3,237)	2,078
Loss on interest rate derivatives	—	(53,196)	53,196
Equity in income of unconsolidated entities	297	477	(180)
Income tax expense	(47)	(16)	(31)
Net income (loss)	$28,794	$(31,342)	$60,136

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$123,331	$119,782	$3,549
Lease termination revenue, net	853	455	398
Provision for collectability losses included in lease revenue	1	(412)	413
Other property revenue	808	573	235
Same Properties total revenues	124,993	120,398	4,595
Developed and redeveloped properties placed in service	12,937	4,930	8,007
Wholesale data center	8,637	6,068	2,569
Dispositions	(154)	3,047	(3,201)
Other	177	—	177
	146,590	134,443	12,147
Property operating expenses
Same Properties	(48,769)	(46,856)	(1,913)
Developed and redeveloped properties placed in service	(2,945)	(726)	(2,219)
Wholesale data center	(5,345)	(3,642)	(1,703)
Dispositions	(44)	(326)	282
Other	(87)	(2)	(85)
	(57,190)	(51,552)	(5,638)

UJV NOI allocable to COPT
Same Properties	504	504	—
Retained interest in newly-formed UJVs	575	—	575
Dispositions	(19)	1,248	(1,267)
	1,060	1,752	(692)

NOI from real estate operations
Same Properties	76,728	74,046	2,682
Developed and redeveloped properties placed in service	9,992	4,204	5,788
Wholesale data center	3,292	2,426	866
Dispositions, net of retained interest in newly-formed UJVs	358	3,969	(3,611)
Other	90	(2)	92
	$90,460	$84,643	$5,817

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$68,664	$66,459	$2,205
Regional Office	7,739	7,131	608
Other	325	456	(131)
	$76,728	$74,046	$2,682

Same Properties rent statistics
Average occupancy rate	92.0%	92.8%	(0.8%)
Average straight-line rent per occupied square foot (1)	$6.59	$6.49	$0.10

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 159 properties, comprising 80.2% of our office and data center shell portfolio’s square footage as of September 30, 2021. This pool of properties changed from the pool used for purposes of comparing 2020 and 2019 in our 2020 Annual Report on Form 10-K due to the: addition of eight properties placed in service and 100%

operational on or before January 1, 2020 and nine properties owned through an unconsolidated real estate joint venture that was formed in 2019; and removal of two properties in which we sold a 90% interest.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due primarily to higher rent per occupied square foot in the current period due to an increase in rental rates (mostly from leases of renewed or previously-vacant space), offset in part by lower occupancy in the current period;
•developed and redeveloped properties placed in service reflects the effect of 17 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and two in 2021.

NOI from Service Operations

	For the Three Months Ended September 30,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$28,046	$20,323	$7,723
Construction contract and other service expenses	(27,089)	(19,220)	(7,869)
NOI from service operations	$957	$1,103	$(146)

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

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to higher compensation related expenses in the current period.

Loss on extinguishment of debt

The loss on early extinguishment of debt in the current period was attributable to our repayment of $100.0 million of our term loan facility and payoff of a construction loan. The loss on early extinguishment of debt in the prior period was attributable to our purchase of 3.70% Senior Notes due 2021.

Loss on interest rate derivatives

We recognized a loss in the prior period on interest rate swaps previously designated as cash flow hedges of interest expense on forecasted future borrowings that we determined would probably not occur.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$436,177	$399,097	$37,080
Construction contract and other service revenues	64,592	46,240	18,352
Total revenues	500,769	445,337	55,432
Operating expenses
Property operating expenses	168,780	151,755	17,025
Depreciation and amortization associated with real estate operations	111,487	101,540	9,947
Construction contract and other service expenses	61,964	44,052	17,912
Impairment losses	—	1,530	(1,530)
General, administrative and leasing expenses	26,970	23,111	3,859
Business development expenses and land carry costs	3,559	3,474	85
Total operating expenses	372,760	325,462	47,298
Interest expense	(49,181)	(50,789)	1,608
Interest and other income	5,911	5,233	678
Credit loss recoveries	1,040	161	879
Gain on sales of real estate	39,711	5	39,706
Loss on early extinguishment of debt	(59,553)	(3,237)	(56,316)
Loss on interest rate derivatives	—	(53,196)	53,196
Equity in income of unconsolidated entities	779	1,372	(593)
Income tax expense	(103)	(95)	(8)
Net income	$66,613	$19,329	$47,284

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$367,002	$361,032	$5,970
Lease termination revenue, net	3,309	693	2,616
Provision for collectability losses included in lease revenue	(118)	(1,894)	1,776
Other property revenue	2,047	2,060	(13)
Same Properties total revenues	372,240	361,891	10,349
Developed and redeveloped properties placed in service	35,902	8,410	27,492
Wholesale data center	24,902	19,695	5,207
Dispositions	2,691	9,097	(6,406)
Other	442	4	438
	436,177	399,097	37,080
Property operating expenses
Same Properties	(145,830)	(139,209)	(6,621)
Developed and redeveloped properties placed in service	(7,795)	(1,246)	(6,549)
Wholesale data center	(14,395)	(10,338)	(4,057)
Dispositions	(477)	(952)	475
Other	(283)	(10)	(273)
	(168,780)	(151,755)	(17,025)

UJV NOI allocable to COPT
Same Properties	1,506	1,515	(9)
Retained interest in newly-formed UJVs	1,463	—	1,463
Dispositions	(19)	3,675	(3,694)
	2,950	5,190	(2,240)

NOI from real estate operations
Same Properties	227,916	224,197	3,719
Developed and redeveloped properties placed in service	28,107	7,164	20,943
Wholesale data center	10,507	9,357	1,150
Dispositions, net of retained interest in newly-formed UJVs	3,658	11,820	(8,162)
Other	159	(6)	165
	$270,347	$252,532	$17,815

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$203,232	$199,577	$3,655
Regional Office	23,674	23,328	346
Other	1,010	1,292	(282)
	$227,916	$224,197	$3,719

Same Properties rent statistics
Average occupancy rate	92.4%	92.7%	(0.3%)
Average straight-line rent per occupied square foot (1)	$19.62	$19.42	$0.20

(1)Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due primarily to: higher rent per occupied square foot in the current period due to an increase in rental rates (mostly from leases of renewed or previously-vacant space); and higher lease termination revenues and lower provisions for collectability losses in the current period; offset in part by higher snow removal costs in the current period;
•developed and redeveloped properties placed in service reflects the effect of 17 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and two in 2021.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$64,592	$46,240	$18,352
Construction contract and other service expenses	(61,964)	(44,052)	(17,912)
NOI from service operations	$2,628	$2,188	$440

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

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to higher compensation related expenses in the current period.

Gain on sales of real estate

The gain on sales of real estate was due to our sale of a 90% interest in two data center shell properties in the current period.

Loss on extinguishment of debt

The loss on early extinguishment of debt in the current period was attributable to our purchase and redemption of 3.60% Notes and 5.25% Notes, repayment of $100.0 million of our term loan facility and payoff of a construction loan. The loss on early extinguishment of debt in the prior period was attributable to our purchase of 3.70% Senior Notes due 2021.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to our GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$28,794	$(31,342)	$66,613	$19,329
Real estate-related depreciation and amortization	36,611	35,332	111,487	101,540
Depreciation and amortization on UJVs allocable to COPT	525	819	1,455	2,455
Impairment losses on real estate	—	1,530	—	1,530
Gain on sales of real estate	32	—	(39,711)	(5)
FFO	65,962	6,339	139,844	124,849
FFO allocable to other noncontrolling interests	(1,696)	(1,074)	(4,025)	(14,614)
Basic FFO allocable to share-based compensation awards	(313)	(119)	(663)	(449)
Noncontrolling interests-preferred units in the Operating Partnership	—	(77)	—	(231)
Basic FFO available to common share and common unit holders	63,953	5,069	135,156	109,555
Redeemable noncontrolling interests	(68)	—	1	103
Diluted FFO adjustments allocable to share-based compensation awards	13	—	27	—
Diluted FFO available to common share and common unit holders	63,898	5,069	135,184	109,658
Loss on interest rate derivatives	—	53,196	—	53,196
Loss on early extinguishment of debt	1,159	3,237	59,553	3,237
Demolition costs on redevelopment and nonrecurring improvements	129	11	431	63
Diluted FFO comparability adjustments for redeemable noncontrolling interests	—	34	—	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(7)	(139)	(300)	(307)
Dilutive preferred units in the Operating Partnership	—	77	—	231
FFO allocation to other noncontrolling interests resulting from capital event	—	—	—	11,090
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$65,179	$61,485	$194,868	$177,168

Weighted average common shares	111,985	111,811	111,949	111,778
Conversion of weighted average common units	1,262	1,240	1,257	1,235
Weighted average common shares/units - Basic FFO per share	113,247	113,051	113,206	113,013
Dilutive effect of share-based compensation awards	375	274	311	278
Redeemable noncontrolling interests	138	—	130	125
Weighted average common shares/units - Diluted FFO per share	113,760	113,325	113,647	113,416
Redeemable noncontrolling interests	—	109	—	—
Dilutive convertible preferred units	—	176	—	176
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,760	113,610	113,647	113,592

Diluted FFO per share	$0.56	$0.04	$1.19	$0.97
Diluted FFO per share, as adjusted for comparability	$0.57	$0.54	$1.71	$1.56

Denominator for diluted EPS	112,498	111,811	112,364	112,056
Weighted average common units	1,262	1,240	1,257	1,235
Redeemable noncontrolling interests	—	—	—	125
Anti-dilutive EPS effect of share-based compensation awards	—	274	26	—
Denominator for diluted FFO per share	113,760	113,325	113,647	113,416
Redeemable noncontrolling interests	—	109	—	—
Dilutive convertible preferred units	—	176	—	176
Denominator for diluted FFO per share, as adjusted for comparability	113,760	113,610	113,647	113,592

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2021 (in thousands):

Development	$195,825
Tenant improvements on operating properties (1)	16,665
Capital improvements on operating properties	18,191
$230,681

(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $40.9 million when comparing the nine months ended September 30, 2021 and 2020 due primarily to an increase in cash flow from real estate operations resulting from the growth of our property portfolio and an increase associated with the timing of cash flow from third-party construction projects.

Net cash flow used in investing activities decreased $284.2 million when comparing the nine months ended September 30, 2021 and 2020 due primarily to our receipt of $114.1 million in property disposition proceeds in 2021 mostly from our sale of a 90% interest in two data center shells, a $107.9 million decrease in cash outlays for development and redevelopment of properties and the effect of $53.1 million paid in the prior period to cash settle interest rate swaps.

Net cash flow used in financing activities in the nine months ended September 30, 2021 was $91.8 million, and included dividends to common shareholders of $92.6 million. Net proceeds from debt borrowings during the period totaled $11.2 million, which included the net effect of our purchase and redemption of 3.60% Notes and 5.25% Notes (and related early extinguishment costs), issuance of 2.75% Notes and 2.00% Notes and the repayment of a portion of our term loan facility and payoff of a construction loan (and related early extinguishment costs).

Net cash flow provided by financing activities in the nine months ended September 30, 2020 was $233.7 million, and included the following:

•net proceeds from debt borrowings of $345.3 million, which included the net increase from our issuance of 2.25% Notes and purchase of 3.70% Notes (and related early extinguishment costs); offset in part by
•dividends to common shareholders of $92.5 million.

Supplemental Guarantor Information

As of September 30, 2021, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and dividends to our shareholders.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to COPLP’s unitholders and improvements to existing properties.  As of September 30, 2021, we had $14.6 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of September 30, 2021, the maximum borrowing capacity under this facility totaled $800.0 million, of which $790.0 million was available.

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

Our contractual obligations as of September 30, 2021 included the following (in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$300,000	$73,578	$27,649	$322,100	$1,445,623	$2,168,950
Scheduled principal payments (3)	1,045	4,498	3,552	2,334	1,617	677	13,723
Interest on debt (3)(4)	14,562	57,963	52,759	51,009	42,665	114,185	333,143
Development obligations (5)(6)	77,621	161,023	46,081	—	—	—	284,725
Third-party construction cost obligations (6)(7)	26,773	100,000	—	—	—	—	126,773
Tenant and other building improvements (3)(6)	13,811	22,465	33,203	—	—	—	69,479
Property finance leases (principal and interest) (3)	—	14	—	—	—	—	14
Property operating leases (3)	807	3,297	3,352	3,403	1,749	123,979	136,587
Total contractual cash obligations	$134,619	$649,260	$212,525	$84,395	$368,131	$1,684,464	$3,133,394

(1)The contractual obligations set forth in this table exclude contracts for property operations and certain other contracts entered into in the normal course of business. Also excluded are accruals and payables incurred and interest rate derivative liabilities, which are reflected in our reported liabilities (although debt and lease liabilities are included on the table).
(2)Represents scheduled principal amortization payments and maturities only and therefore excludes net debt discounts and deferred financing costs of $22.9 million. As of September 30, 2021, maturities in 2023 included $10.0 million that may be extended to 2024, subject to certain conditions.
(3)We expect to pay these items using cash flow from operations.
(4)Represents interest costs for our outstanding debt as of September 30, 2021 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2021 interest rates on variable rate debt in computing interest costs for the terms of such debt. We expect to pay these items using cash flow from operations.
(5)Represents contractual obligations pertaining to new development activities.
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

We expect to spend approximately $85 million on development costs and approximately $40 million on improvements and leasing costs for operating properties (including the commitments set forth in the table above) during the remainder of 2021.  We expect to fund the development costs initially using primarily borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operating activities.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2021, we were compliant with these covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the nine months ended September 30, 2021.

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

The following table sets forth as of September 30, 2021 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt (1)	$985	$4,033	$66,590	$29,443	$301,302	$1,436,140	$1,838,493
Weighted average interest rate	3.97%	3.98%	4.22%	4.42%	4.99%	2.43%	2.95%
Variable rate debt	$60	$300,465	$10,540	$540	$22,415	$10,160	$344,180
Weighted average interest rate (2)	1.54%	1.09%	1.21%	1.59%	1.63%	1.54%	1.14%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $22.9 million. As of September 30, 2021, maturities in 2023 included $10.0 million that may be extended to 2024, subject to certain conditions.
(2)The amounts reflected above used interest rates as of September 30, 2021 for variable rate debt.

The fair value of our debt was $2.2 billion as of September 30, 2021.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $110 million as of September 30, 2021.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2021 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.5 million in the nine months ended September 30, 2021 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable

(b)         Not applicable

(c)         Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

On November 1, 2021, COPT and COPLP, entered into Letter Agreements (the “2021 Letter Agreements”) with Todd Hartman, our Executive Vice President and Chief Operating Officer, and Anthony Mifsud, our Executive Vice President and Chief Financial Officer, regarding their participation in COPT’s and COPLP’s Executive Change in Control and Severance Plan (the “Plan”). The 2021 Letter Agreements supersede previous Letter Agreements that COPT and COPLP had with Mr. Hartman and Mr. Mifsud dated November 30, 2020 and November 1, 2016, respectively, pertaining to their respective participation in the Plan. The 2021 Letter Agreements establish 5-year participation periods for Mr. Hartman and Mr. Mifsud under the Plan, after which they will cease to participate in the Plan unless otherwise agreed to by COPT, COPLP and the respective executives.

Under the Plan, each executive selected to participate is entitled to receive the following payments and benefits in the event the executive is terminated prior to the end of any defined participation period for any reason other than death, disability or for “cause,” as defined in the Plan, or is “Constructively Discharged,” as defined in the Plan: (1) a severance payment equal to a specified severance multiple, described below, multiplied by the sum of the executive’s annual base salary plus the average of the executive’s annual cash performance bonuses for the last three years; (2) a pro-rated annual cash performance bonus for the year of termination through the date of termination based on the amount of the executive’s target annual cash performance bonus for that year; (3) full vesting of equity awards subject to a time-based vesting schedule (with vesting of equity awards subject to performance-based vesting conditions to remain governed by the terms of the applicable award agreement); (4) the right to exercise existing stock options for up to 18 months following termination; and (5) continuing coverage under COPLP’s group medical, dental and vision plans for up to 24 months following termination unless such benefits are available to the executive through another group plan. If any payments and benefits to be paid or provided to an executive, whether pursuant to the Plan or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the executive’s payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the executive.

An executive’s receipt of payments and benefits under the Plan will be conditioned upon the executive’s execution of a general release of claims in favor of COPT and COPLP. In addition, in order to participate in the Plan, an executive must agree to comply with non-competition and non-solicitation covenants while the executive is employed and for 12 months thereafter and confidentiality and non-disparagement covenants. COPT and COPLP may amend or terminate the Plan at any time, provided that executive’s rights to payments and benefits upon a termination in connection with or within 12 months after a “Change in Control,” as defined in the Plan, may not be adversely affected by an amendment or termination occurring within 12 months before or after the Change in Control.

Messrs. Hartman’s and Mifsud’s severance multiple under the Plan will be 1.00 or, in the event of a termination within six months prior to and 12 months after a Change in Control, the multiple will be 2.99.

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Third Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated August 11, 2021 and incorporated herein by reference).

10.2	Letter Agreement, dated November 1, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Todd Hartman (filed herewith).

10.3	Letter Agreement, dated November 1, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed herewith).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Dated:	November 1, 2021