Form 10-K
period 2021-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2022-02-22
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.8 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of and the number of outstanding shares as of June 30, 2021. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At February 7, 2022, 112,319,982 of Corporate Office Properties Trust’s common shares were outstanding.

Portions of the proxy statement of Corporate Office Properties Trust for its 2022 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•risks of property acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;
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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2021, our properties included the following:
•186 properties totaling 21.7 million square feet comprised of 17.0 million square feet in 160 office properties and 4.7 million square feet in 26 single-tenant data center shells. We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•11 properties under development (eight office properties and three data center shells), including one partially-operational property, that we estimate will total approximately 1.7 million square feet upon completion;
•approximately 720 acres of land controlled for future development that we believe could be developed into approximately 8.9 million square feet and 43 acres of other land; and
•a wholesale data center with a capacity of 19.25 megawatts that we sold on January 25, 2022.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2021, COPT owned 98.3% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

Business and Growth Strategies

Our primary goal is to deliver attractive total returns to our shareholders. This section sets forth key components of our business and growth strategies that we have in place to support this goal.

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants in our Defense/IT Locations properties. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge- and technology-based activities (i.e., cyber security, research and development and other highly-technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Our office and data center shell portfolio is significantly concentrated in Defense/IT Locations, which as of December 31, 2021 accounted for 176 of the portfolio’s 186 properties, representing 87.5% of its annualized rental revenue, and we control developable land to accommodate future growth in these locations. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to: their proximity to defense installations or other key demand drivers; the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and significant investments often made by tenants for unique needs such as Sensitive Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy.

In recent years, data center shells have been a growth driver for our Defense/IT Locations. Data center shells are properties leased to tenants to be operated as data centers in which we provide tenants with only the core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure. From 2013 through 2021, we placed into service 26 data center shells totaling 4.7 million square feet, and we had an additional three under development totaling 685,000 square feet as of December 31, 2021.  We enter into long-term leases for these properties prior to commencing development, with triple-net structures and multiple extension options and rent escalators. Additionally, our tenants’ funding of the costs to fully power and equip these properties significantly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•properties’ proximity to defense installations and other knowledge- and technology-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:
•office properties are proximate to such mission-critical facilities as Fort George G. Meade (which houses over 100 Department of Defense organizations and agencies, including those engaged in signals intelligence, such as U.S. Cyber Command and Defense Information Systems Agency) and Redstone Arsenal (one of the largest defense installations in the United States, housing priority missions such as Army procurement, missile defense, space exploration and research and development, testing and engineering of advanced weapons systems); and
•data center shells are located in Northern Virginia, proximate to the MAE-East Corridor, which is a major Network Access Point in the United States for interconnecting traffic between Internet service providers;
•well-established relationships with the USG and its contractors;
•extensive experience in developing:
•high quality office properties;
•secured, specialized space, with the ability to satisfy the USG’s unique needs (including SCIF and ATFP requirements); and
•data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and
•depth of knowledge, specialized skills and credentialed personnel in operating highly-specialized properties with complex space and security-oriented needs.

Regional Office Strategy: While Defense/IT Locations are our primary focus, we also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region due to our strong market knowledge in that region. We believe that these submarkets possess the following favorable characteristics: (1) mixed-use, lifestyle-oriented locations with a robust residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; and (4) a diverse employment base. As of December 31, 2021, we owned eight Regional Office properties, representing 11.6% of our office and data center shell portfolio’s annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; four Northern Virginia properties proximate to Washington Metropolitan Area Metrorail stations and major interstates; and a newly-developed property in Washington, D.C.’s central business district.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) maximizing tenant retention in order to minimize space downtime and additional capital associated with space rollover; (3) increasing rental rates where market conditions permit; (4) leasing vacant space; (5) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (6) redevelopment when we believe property conditions and market demand warrant. We also continuously evaluate our portfolio and consider dispositions when properties no longer meet our strategic objectives, or when capital markets and circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital or support our capital strategy.

We aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program (targeting new office properties to meet or exceed LEED Silver certification standards or, when not possible, striving to otherwise incorporate LEED criteria into property designs); (2) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) guidelines for much of our portfolio, including cleaning, recycling and energy reduction practices; (3) investing in systems and other equipment that reduce energy consumption; (4) investing in water saving features, such as low-flow toilets and sensor-activated sinks; and (5) participating in the annual Global Real Estate Sustainability Benchmark (“GRESB”) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last seven years, representing the highest quadrant of achievement on the survey.

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
•raising equity through issuances of common shares, joint venture structures for certain investments and, to a lesser extent, issuances of common equity in COPLP and preferred equity;
•recycling proceeds from sales of interests in properties to fund our investment activities and/or reduce overall debt;
•paying dividends at a level that is at least sufficient for us to maintain our REIT status; and
•continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2021, our operations included the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. Our Defense/IT Locations segment included the following sub-segments:

•Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”);
•Northern Virginia Defense/IT Locations (“NoVA Defense/IT”);
•Lackland Air Force Base in San Antonio, Texas;
•locations serving the U.S. Navy (“Navy Support”). Properties in this sub-segment as of December 31, 2021 were proximate to the Washington Navy Yard in Washington, D.C., the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;
•Redstone Arsenal in Huntsville, Alabama; and
•data center shells in Northern Virginia (including 19 owned through unconsolidated real estate joint ventures).

As of December 31, 2021, Defense/IT Locations comprised 176 of our office and data center shell portfolio’s properties, representing 89.4% of its square feet in operations, while Regional Office comprised eight of the portfolio’s properties, or 9.9% of its square feet in operations. Our Wholesale Data Center segment is comprised of one property in Manassas, Virginia that we sold on January 25, 2022.
For information relating to our reportable segments, refer to Note 16 to our consolidated financial statements, which are included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Human Capital

Our Workforce: As of December 31, 2021, our workforce was comprised of 405 employees based in Maryland, where we are headquartered, Texas, Virginia, Alabama and Washington, D.C. Our workforce has varying expertise, and includes:

•Building Technicians (178 employees), of which approximately 1% were female and approximately 34% of minority race. Building technicians are skilled trades professionals who perform mechanical maintenance, maintain our operating systems and service our buildings; and
•Office Staff, outlined below, of which approximately 57% were female and approximately 28% of minority race:
•Operations Management (68 employees): Property managers and support staff who service our tenant customer needs.
•Asset Management and Leasing (11 employees): Customer-facing leaders who drive the financial performance of our assets.
•Development and Construction (29 employees): Project managers and support staff who drive our development pipeline and interior design.
•Finance and Accounting (64 employees): Professionals who manage our financial activities.
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

Compensation Program: Our compensation philosophy is driven by accountability, which results in a pay-for-performance structure. Our compensation program includes: base salary; an annual cash bonus program based on the achievement of individual, business unit and company objectives; health and welfare benefits; a retirement savings plan with a company match; financially-supported learning programs; and employee recognition programs. We also grant common equity to all new full-time employees and provide our senior management team and high performers with the ability to earn additional grants to align their interests with those of our shareholders and to incent retention.

Wellbeing and Safety: We view wellbeing as including five pillars: Physical, Emotional, Career, Financial and Community. We design programs to support each of these pillars. We directly incent wellbeing behaviors through a points-driven program each year. Employees who achieve the points threshold receive reductions in medical premiums or contributions to their health savings accounts. We believe this program enhances employee wellbeing and reduces medical costs.

Safety is a key part of our employee wellbeing, largely weighted in the Physical pillar. Recognizing this, we conduct job-tailored safety training on an ongoing basis. We also monitor our workers’ compensation claims to measure the effectiveness of our safety program.

With wellbeing and safety in mind, in response to the COVID-19 pandemic, we continue to focus on safety in the operations of our properties and workplaces through various protocols, including extensive communication with employees, contact tracing and the use of company-provided personal protective equipment.

Talent Development: We aim to attract, retain and develop our top talent throughout the employment cycle in order to enhance our talent pool. During 2021, our workforce size did not change significantly, with 49 new hires and 50 departures (an attrition rate of approximately 12%).

We offer robust learning programs to all employees, including educational assistance for college-level and vocational degree programs, and cover all expenses for licenses and certifications, management and leadership courses, key skills training and industry and professional conferences. Further, we offer internship programs to facilitate teaching and learning from others.

Community Engagement: We encourage employee engagement with our communities to facilitate personal growth and connection and to enhance our citizenship within our communities. We provide a platform for employees to engage with communities by contributing time, effort, money and expertise, which includes providing employees eight hours of paid time per year to engage in volunteer activities to serve our community directly in a company-organized team or individual format. Our employees select community non-profits for Corporate giving grants and for volunteer time contributions. We empower our employees to become involved and fuel our success in community partnerships.

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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2021 included in a separate section at the end of this report beginning on page F-1.

Risks Associated with the Real Estate Industry and Our Properties

Our performance and asset value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate industry, which could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

•downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;
•competition from other properties;
•trends in office real estate that may adversely affect future demand, including remote work and flexible work arrangements, open workspaces and coworking spaces;
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
•adverse consequences due to the impact of climate change; and
•potential liability under environmental or other laws or regulations.

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, inflation or deflation and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could disrupt the operations, or profitability, of our business or increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from leasing our properties. Certain of our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that these costs will not necessarily decline and may increase even if our revenues decline.

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

We may be adversely affected by developments concerning our major tenants or the USG and its contractors, including prolonged shutdowns of the government and actual, or potential, reductions in government spending targeting knowledge- and technology-based activities. As of December 31, 2021, our 10 largest tenants accounted for 63.6% of our total annualized rental revenue, the three largest of these tenants accounted for 50.5%, and the USG, our largest tenant, accounted for 35.6%. We calculate annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents (ignoring free rent in effect and rent associated with tenant funded landlord costs) and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2021; with regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2021, 87.5% of our office and data center shell properties’ total annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration from properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge- and technology-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from tenants engaged in these activities.

Our future ability to fuel growth through data center shell development may be adversely affected should we suffer a loss of future development opportunities with our data center shell customer. Data center shells have been a significant growth driver for us in recent years, enabling us to develop and place into service fully-occupied, single-tenant properties, with long-term leases and rent escalators. These properties have garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures in recent years at favorable profit margins, and to apply the proceeds towards other development opportunities. Our data center shell activity is concentrated with one customer. If that customer no longer chooses to allocate development opportunities to us, we may have limited opportunities to continue to use data center shells as a growth driver and possible source of future capital.

We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular business parks. Most of our properties are located in the Mid-Atlantic region of the United States, particularly in the Greater Washington, DC/Baltimore region. Many of our properties are also concentrated in business parks in which we own most of the properties. Consequently, our portfolio of properties is not broadly distributed geographically. As a result, we would be harmed by a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the business parks in which our properties are located.

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

We may be adversely affected by trends in the office real estate industry. Businesses have increasingly implemented remote work and flexible work arrangements. There has also been a trend of businesses utilizing open workspaces and coworking spaces. These practices enable businesses to reduce their space requirements. These trends, some of which could accelerate as a result of changes in work practices during the COVID-19 pandemic, could erode demand for commercial office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We may encounter a significant decline in the value of our real estate. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property or property type, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand and decreases in market rental rates and/or market values of real estate assets. If our real estate assets significantly decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under future credit facilities and other loans.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants; some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the acquisition of land and commercial properties with many entities, including other publicly-traded REITs; competitors for such acquisitions may have substantially greater financial resources than ours, or may be willing to accept lower returns on their investments or incur higher leverage.

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

We may be unable to successfully execute our plans to develop additional properties. Although the majority of our investments are in operating properties, we also develop and redevelop properties, including some that are not fully pre-leased. When we develop or redevelop properties, we assume a number of risks, including, but not limited to, the risk of: actual costs exceeding our budgets; conditions or events occurring that delay or preclude our ability to complete the project as originally planned or at all; projected leasing not occurring; and not being able to obtain financing to fund property development activities.

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

We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face with acquisitions in more familiar regions, such as our not sufficiently anticipating conditions or trends in such regions and therefore not being able to operate the acquired properties profitably.

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

Data center space in certain of our office properties may be difficult to reposition for alternative uses. Certain of our office properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are uniquely designed to run and maintain banks of computer servers. Data centers are subject to obsolescence risks. If we need to reposition such space for another use, the renovations required to do so could be difficult and costly, and we may, as a result, deem such renovations to be impractical.

We may be subject to possible environmental liabilities. We are subject to various Federal, state and local environmental laws, including air and water quality, hazardous or toxic substances and health and safety. These laws can impose liability on current and prior property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for, or even aware of, the release of the hazardous substances. Costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons. Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility; anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws.

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

We may be adversely affected by natural disasters and the effects of climate change. Natural disasters, including earthquakes and severe storms could adversely impact our properties. We could also over time be adversely impacted by the effects of climate change on our properties, including the potential for more frequent or destructive severe weather events and rising sea levels. Such events could adversely affect our properties in a number of ways, including, but not limited to: declining demand for space; our ability to operate them effectively and profitably; their valuations; and our ability to sell them or use them as collateral for future debt. We could also be adversely affected by regulatory changes made in response to climate change that increase our costs to operate and develop properties.

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

Risks Associated with Financing and Other Capital-Related Matters

We are dependent on external sources of capital for growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our investment activities using retained cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, common shares, preferred shares, common or preferred units in COPLP, joint venture funding or sales of interests in properties. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. As of December 31, 2021, we had $2.3 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT’s shareholders required to maintain COPT’s qualification as a REIT. We are also subject to the risks that:

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

Our operations likely will not generate enough cash flow to repay all of our debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance, extend the repayment date of, or otherwise raise funds required to repay, debt by its maturity date, we would default on such debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

We may suffer adverse effects from changes in the method of determining LIBOR or the replacement of LIBOR with an alternative interest rate. Our variable-rate debt and interest rate swaps use as a reference rate the London Interbank Offered Rate (“LIBOR”), as calculated for the U.S. dollar (“USD-LIBOR”). In March 2021, the Financial Conduct Authority (“FCA”), the regulatory body in the United Kingdom that oversees LIBOR, announced that USD LIBOR will not be published after June 30, 2023. The FCA also established the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As a result, banking regulators have encouraged banks to discontinue new LIBOR-based debt issuances by December 31, 2021. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The value of our debt or interest rate swaps tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. The method of transitioning to an alternative reference rate may potentially be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR. Adjustments to systems and mathematical models to properly process and account for alternative rates will also be required, which may result in additional costs to us.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. Our Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of our common shares. In addition, since the variable interest rate spread and facility fees on certain of our debt, including our Revolving Credit Facility and a term loan facility, is determined based on our credit ratings, a downgrade in our credit ratings would increase the payments required on such debt.

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT is a REIT, it must distribute at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund development activities and acquisitions. Also, due to the difference in time between when we receive revenue and pay expenses and when we report such items for distribution purposes, it is possible that we may need to borrow funds for COPT to meet the 90% distribution requirement.

We may issue additional common or preferred equity that dilutes our shareholders’ interests. We may issue additional common shares or new issuances of preferred shares without shareholder approval. Similarly, we may issue additional common units, or issue preferred units, in COPLP for contributions of cash or property without approval by our shareholders. Our existing shareholders’ interests could be diluted if such additional issuances were to occur.

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
•the level of institutional investor interest in us;
•general economic and business conditions;
•prevailing interest rates;
•our financial performance;
•our underlying asset value;
•market perception of our financial condition, performance, dividends and growth potential; and

•adverse changes in tax laws.

We may be unable to continue to make distributions to our shareholders at expected levels. We expect to make regular quarterly cash distributions to our shareholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. Our ability to make distributions at expected levels is also dependent, in part, on other matters, including, but not limited to:

•continued property occupancy and timely receipt of rent from our tenants;
•the amount of future capital expenditures and expenses for our properties;
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

In addition, we can make distributions to holders of our common shares only after we make preferential distributions to holders of any outstanding preferred equity.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of our debt may limit our ability to make some types of payments and distributions in the event of certain default situations. This may limit our ability to make some types of payments, including payment of distributions on common or preferred shares, unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred shares that may be issued in the future for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

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

Risks Associated with COVID-19 and Similar Pandemics

We may suffer further adverse effects from the COVID-19 pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread. Since first being declared a pandemic by the World Health Organization in early March 2020, the coronavirus, or COVID-19, continues to spread world- and nation-wide as of the date of this filing. Since the beginning of 2021, the United States has significantly increased the proportion of the population that has received COVID-19 vaccines, and there is increased confidence that spread of COVID-19 can, to a large extent, be contained through vaccinations and wearing masks indoors in public. As a result, most restrictive measures that were previously instituted by governments and other authorities to control spread have been gradually lifted and an increased proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus, the pace of world- and nation-wide vaccination efforts, the continued emergence of new variants of the virus and the efficacy of vaccines against such variants.

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

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration and extent of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Moreover, some of the risks described in other risk factors set forth in this Annual Report on Form 10-K may be more likely to impact us as a result of COVID-19, and any similar pandemics should they occur, and the responses to curb spread, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

Other Risks

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails or by actions of persons inside our organization, including those with access to our systems. Because of our concentration on serving the USG and its contractors with a general focus on national security and information technology, we may be more likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to the USG.  We have preventative, detective and responsive measures in place to maintain the security and integrity of our networks and related systems that have to date enabled us to avoid breaches and disruptions that were individually, or in the aggregate, material. We also have insurance coverage in place in the event of significant future losses from breaches and disruptions. However, despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective in mitigating these risks. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including compromising the confidential information of our tenants, customers, vendors and employees, which could damage our relationships with such parties, and disrupting the proper functioning of our networks and systems on which much of our operations depend.

Our business could be adversely impacted if we are unable to attract and retain highly-qualified personnel. Our ability to operate effectively and succeed in the future is dependent in large part on our employees. Our Defense/IT Locations strategy in particular relies on the knowledge, specialized skills and credentialed personnel on our teams that serve those properties’ unique needs. We face very intense competition for highly-qualified personnel in the labor market. We also occasionally face even greater competition for personnel with certain skill sets or qualifications. As a result, we may not be successful in retaining our existing talent or attracting, training and retaining new personnel with the requisite skills. We may also find that we need to further increase compensation costs in response to this competition. Our business could be harmed by the loss of key employees, a significant number of employees or a significant number of employees in a specialized area of the Company.

We have certain provisions or statutes that may serve to delay or prevent a transaction or a change in control that would be advantageous to our shareholders from occurring. COPT’s Declaration of Trust limits ownership of its common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. COPT’s Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of our outstanding common and preferred shares. We call these restrictions the “Ownership Limit.” COPT’s Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. The Ownership Limit and the restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

In addition, various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Resolutions adopted by our Board of Trustees and/or provisions of our bylaws exempt us from such laws, but our Board of Trustees can alter its resolutions or change our bylaws at any time to make these laws applicable to us.

COPT’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our shareholders. We believe that COPT has qualified for taxation as a REIT for Federal income tax purposes since 1992. We plan for COPT to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that COPT is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT’s gross income must come from certain sources that are specified in the REIT tax laws. COPT is also required to distribute to shareholders at least 90% of its annual taxable income. The fact that COPT holds most of its assets through COPLP and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize COPT’s REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for COPT to remain qualified as a REIT.

If COPT fails to qualify as a REIT, it would be subject to Federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, COPT would remain disqualified from being a REIT for four years following the year it first fails to qualify. If COPT fails to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. In addition, if COPT fails to qualify as a REIT, it would no longer be required to pay distributions to shareholders. As a result of all these factors, COPT’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would likely have a significant adverse effect on the value of our shares.

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued. In addition, while REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation could result in REITs having fewer tax advantages, and therefore becoming a less attractive investment alternative. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our shareholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets, revenue or income.

Our tenants and contractual counterparties could be designated “Prohibited Persons” by the Office of Foreign Assets Control.  The Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit us from conducting business or engaging in transactions with Prohibited Persons. If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we would be required to terminate our lease or other agreement with them.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2021 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet or Megawatts (“MW”)	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)
Office and Data Center Shell Portfolio
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	32	3,926	92.8%	$148,175	$40.68
Howard County, MD	35	2,851	86.2%	70,451	$28.62
Other	23	1,725	89.7%	47,855	$30.76
Fort Meade/BW Corridor Subtotal / Average	90	8,502	90.0%	266,481	$34.79
NoVA Defense/IT	14	2,336	89.5%	75,295	$36.00
Lackland Air Force Base	8	1,060	100.0%	60,317	$52.56
Navy Support	21	1,243	93.9%	33,132	$28.33
Redstone Arsenal	17	1,529	90.8%	30,541	$21.86
Data Center Shells:
Consolidated Properties	7	1,557	100.0%	25,595	$16.43
Unconsolidated Joint Venture Properties (3)	19	3,182	100.0%	4,560	$14.33
Defense/IT Locations Subtotal / Average	176	19,409	93.2%	495,921	$32.22
Regional Office	8	2,144	87.3%	65,679	$34.96
Other	2	157	66.2%	5,155	$24.10
Office and Data Center Shell Portfolio Total/Average	186	21,710	92.4%	566,755	$32.47
Wholesale Data Center	1	19.25 MW	86.7%	22,670	N/A
Total Operating Properties				$589,425
Total Consolidated Operating Properties				$584,865
(1)This percentage is based upon all rentable square feet or megawatts under lease terms that were in effect as of December 31, 2021.
(2)Annualized rental revenue is the monthly contractual base rent as of December 31, 2021 (ignoring free rent then in effect and rent associated with tenant funded landlord assets) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis. Our calculation of annualized rental revenue per occupied square foot excludes revenue of our reportable segments from leases not associated with our buildings.
(3)Represents properties owned through unconsolidated real estate joint ventures. The amounts reported above reflect 100% of the properties’ square footage but only reflect the portion of annualized rental revenue that was allocable to our ownership interest.

The following table provides certain information about office and data center shell properties that were under, or otherwise approved for, development as of December 31, 2021 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Development
Fort Meade/BW Corridor:
560 National Business Parkway Annapolis Junction, Maryland	183	100%	4Q 22	$37,637	$28,688

Navy Support:
Expedition VII St. Mary’s County, Maryland	29	62%	1Q 23	7,913	1,535

Redstone Arsenal:
8000 Rideout Road (2) Huntsville, Alabama	100	88%	2Q 22	21,834	6,101
8300 Rideout Road Huntsville, Alabama	131	100%	4Q 22	18,786	32,314
8200 Rideout Road Huntsville, Alabama	131	100%	4Q 22	17,483	34,617
6200 Redstone Gateway Huntsville, Alabama	172	91%	1Q 23	16,121	38,706
7000 Redstone Gateway Huntsville, Alabama	46	46%	1Q 24	1,119	10,481
300 Secured Gateway Huntsville, Alabama	205	100%	1Q 24	3,128	56,572
Subtotal / Average	785	93%		78,471	178,791

Data Center Shells:
Oak Grove C Northern Virginia	265	100%	1Q 22	74,163	14,637
PS A Northern Virginia	227	100%	2Q 23	6,279	59,321
PS B Northern Virginia	193	100%	2Q 24	5,408	49,592
Subtotal / Average	685	100%		85,850	123,550

Total Under Development	1,682	96%		$209,871	$332,564
(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2)This property had occupied square feet in service as of December 31, 2021. Therefore, the property and its occupied square feet are included in our operating property statistics, including the information set forth on the previous page.

The following table provides certain information about land that we owned or controlled as of December 31, 2021, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	146	1,816
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	291	3,444
NoVA Defense/IT Locations	29	1,133
Navy Support	38	64
Redstone Arsenal (1)	310	2,439
Data Center Shells	43	913
Total Defense/IT Locations	711	7,993
Regional Office	10	900
Total land owned/controlled for future development	721	8,893
Other land owned/controlled	43	638
Total Land Owned/Controlled	764	9,531
(1)This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Rental payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2021 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
Office and Data Center Shells
2022	1,642	$53,076	9.4%	$32.29
2023	2,129	70,790	12.5%	$33.23
2024	2,650	72,215	12.7%	$33.43
2025	3,344	127,981	22.6%	$38.70
2026	1,788	52,760	9.3%	$38.03
2027	1,064	24,984	4.4%	$34.05
2028	1,227	22,636	4.0%	$29.56
2029	1,566	33,131	5.8%	$28.32
2030	1,023	19,787	3.5%	$26.63
2031	761	10,804	1.9%	$29.03
2032	91	2,554	0.5%	$28.22
2033	481	17,884	3.2%	$37.17
2034	717	16,932	3.0%	$23.61
2035	497	10,206	1.8%	$20.53
2036	949	19,425	3.4%	$20.47
2037	102	6,061	1.1%	$58.30
2038	39	740	0.1%	$19.07
2041 (2)	—	4,658	0.8%	N/A
2063 (2)	—	131	—%	N/A
Total Office and Data Center Shells	20,070	566,755	100.0%	$32.47
Wholesale Data Center (3)		22,670
Total Operating Properties		$589,425
(1)Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.
(2)Includes only ground leases.
(3)We sold this property on January 25, 2022. The annualized rental revenue of its scheduled lease expirations as of December 31, 2021 was as follows: $17.2 million in 2022; $2.4 million in 2023; $11,000 in 2024; $2.7 million in 2025; $27,000 in 2026; $29,000 in 2027; and $238,000 in 2028.

With regard to the office and data center shell portfolio leases reported above as expiring in 2022, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2021 was, on average, approximately 1.0% to 3.0% higher than estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The number of holders of record of our common shares was 431 as of February 7, 2022. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2016 in our common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“Nareit”):

260
240
220
200
180
160
140
120
100
80
60
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Corporate Office Properties Trust
S&P 500 Index
FTSE Nareit All Equity REIT Index

	Period Ended
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Corporate Office Properties Trust	$100.00	$96.74	$72.47	$105.63	$96.58	$109.93
S&P 500 Index	$100.00	$121.83	$115.49	$152.71	$180.18	$234.01
FTSE Nareit All Equity REIT Index	$100.00	$108.67	$104.28	$134.17	$127.30	$179.87

Item 6. [Reserved]

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
•risks of property acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;
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

Overview

Our 2021 was highlighted by:

•strong leasing results, including our:
•fourth consecutive year with development leasing in excess of one million square feet; and
•seventh consecutive year with a portfolio-wide tenant retention rate in excess of 70%;
•the refinancing of most of our debt, resulting in new unsecured debt issuances with lengthened and staggered future maturity timing and lower interest rates;
•capital raised from selling interests in data center shells through a newly-formed joint venture;
•our entry into a contract to sell our largest real estate investment and enable us to exit the wholesale data center business; and
•operating results that were not significantly affected by the COVID-19 pandemic.

We leased 3.9 million square feet in 2021, representing our fifth consecutive year with leasing in excess of 3.0 million. This leasing included:

•1.2 million square feet of development leasing in Defense/IT Locations, including 727,000 square feet in our Redstone Arsenal sub-segment;

•2.1 million square feet of renewal leasing, resulting in a portfolio-wide tenant retention rate of 74.2%. Strong tenant retention is key to our asset management strategy in order to maximize revenue (by avoiding downtime) and minimize leasing capital; and
•616,000 square feet of vacant space leasing, most of which was concentrated in the Fort Meade/BW Corridor sub-segment.

We believe that our 2021 leasing benefited from a continued:

•healthy defense spending environment, with bipartisan support for funding our national defense. We believe that successive increases in defense spending since 2016, including, most recently, in the National Defense Authorization Act for Fiscal Year 2022, have enhanced the USG and defense contractor tenants’ ability to invest in facility planning. This environment has helped fuel leasing demand, as has continued prioritization of spending allocations towards technology and innovation programs benefiting our Defense/IT Locations, including cyber, space, unmanned systems and artificial intelligence; and
•demand for data center shells. Our leasing included two new data center shells in Northern Virginia, the largest data center market in the world, and represented further expansion of our relationship with an existing customer. As of year end, we held land that would accommodate an additional 913,000 square feet in future data center shell development.

We believe these conditions bolstered tenant confidence levels for entering into long-term lease commitments, as evidenced by weighted average lease terms on our 2021 leasing of: 13.4 years on development leasing; 5.4 years on renewal leasing; and 8.2 years on vacant space leasing. Future leasing demand for our Defense/IT Locations could be delayed or diminish if this bipartisan support for funding national defense does not continue or if appropriations legislation to fund approved defense budgets face extended delays (including the USG’s 2022 fiscal year defense budget, which was authorized but was awaiting appropriations as of the date of this filing).

In 2021, we placed into service 766,000 square feet in eight newly-developed properties that were 87% leased as of December 31, 2021. These properties were predominantly Defense/IT Locations, the largest of which was a 348,000 square foot, 100% leased property in our NoVA Defense/IT sub-segment. We ended the year with 1.7 million square feet in properties under development that were 96% leased in aggregate, most of which were in our Redstone Arsenal and Data Center Shells sub-segments. Most of these properties were 100% leased and all but two were more than 80% leased. For further disclosure regarding our development underway as of year end, please refer to Item 2 of this Annual Report on Form 10-K.

We ended 2021 with lower leased and occupied percentages for our office and data center shell portfolio relative to December 31, 2020 (which was our highest year end portfolio-wide occupancy since 2001) due primarily to a property in our Redstone Arsenal sub-segment vacated by its tenant in late 2021 and newly-developed vacant space placed in service (most of which was in a Regional Office property). We ended 2021 with our office and data center shell portfolio 94.2% leased (compared to 94.8% as of December 31, 2020) while our Same Properties were 93.4% leased (compared to 93.8% as of December 31, 2020). Our year end portfolio-wide office and data center shell occupancy was 92.4% (compared to 94.1% as of December 31, 2020) and Same Properties occupancy was 91.3% (compared to 92.9% as of December 31, 2020).

As of December 31, 2021, we had scheduled lease expirations for 1.6 million square feet in 2022, representing 8.2% of our total occupied square feet and 9.4% of our total annualized rental revenue from office and data center shells, including:

•1.3 million square feet in our Defense/IT Locations segment, most of which we believe is mission-critical space to the tenants and therefore expect most of this space to be renewed; and
•327,000 square feet in our Regional Office segment, which included a 140,000 square foot known non-renewal for 2022, and which we believe otherwise carries significantly higher risk of non-renewal than our Defense/IT Locations space.

Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

In 2021, we refinanced most of our debt by issuing $1.4 billion in unsecured senior notes, including:

•$600.0 million of 2.75% Notes due 2031 issued at an initial offering price of 98.95% of their face value on March 11, 2021 for proceeds, after deducting underwriting discounts but before other offering expenses, of $589.8 million. We applied the proceeds from this issuance to purchase or redeem $350.0 million of 3.60% Senior Notes due 2023 and $250.0 million of 5.25% Senior Notes due 2024 for $373.1 million and $282.4 million, respectively, plus accrued interest. In connection with these purchases and redemptions, we recognized a loss on early extinguishment of debt in 2021 of $58.4 million. We used borrowings under our Revolving Credit Facility to fund the net cash outlay resulting from this refinancing;
•$400.0 million of 2.00% Notes due 2029 at an initial offering price of 99.97% of their face value on August 11, 2021 for proceeds, after deducting underwriting discounts but before other offering expenses, of $397.4 million. We used $100.0 million of the proceeds from this issuance to repay a portion of our term loan facility, $89.0 million to pay off a construction loan and most of the remaining proceeds to repay borrowings under our Revolving Credit Facility; and
•$400.0 million of 2.90% Notes due 2033 at an initial offering price of 99.53% of their face value on November 17, 2021 for proceeds, after deducting underwriting discounts but before other offering expenses, of $395.4 million. We used $336.4 million of the proceeds from this issuance to redeem $300.0 million of 5.00% Senior Notes due 2025 and $52.4 million to pay off a fixed rate mortgage loan. In connection with these debt repayments, we recognized a loss on early extinguishment of debt in 2021 of $41.1 million.

As a result, from September 2020 (when we issued $400 million unsecured senior notes) to year end 2021, we issued $1.8 billion in unsecured senior notes, which enabled us to refinance $1.6 billion in debt, or 81% of our outstanding debt as of June 30, 2020, at weighted average interest rates on the newly-issued debt that were 1.1% lower than the weighted average interest rates on the debt we repaid. This also enabled us to lengthen and stagger the timing of our future debt maturities.

As in recent years, we raised equity in 2021 through the sale of interests in single tenant data center shell properties with the sale of a 90% interest in two such properties based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million, the proceeds from which we used to repay borrowings under our Revolving Credit Facility. We recognized a gain of $40.2 million on this sale. Since 2019, we raised $558 million from the sale of interests in single tenant data center shell properties.

We also in 2021 sold a property that was previously removed from service from our data center shells sub-segment for $30.0 million, the proceeds from which we used to repay borrowings under our Revolving Credit Facility. We recognized a gain of $25.9 million on this sale.

In addition, we entered into a contract in December 2021 to sell 9651 Hornbaker Road in Manassas, Virginia, our largest real estate investment (in terms of book value) and only property in our Wholesale Data Center reportable segment, for $222.5 million. Our entry into this contract positioned us to exit the wholesale data center business and redeploy the resulting proceeds towards funding our Defense/IT Locations development pipeline. We completed this sale on January 25, 2022, resulting in a gain on sale of approximately $29 million, and used substantially all of the proceeds to pay down debt in order to free up borrowing capacity to fund future development.

Due to the collective effect of our 2021 activity, we ended the year with:

•approximately $190 million more debt relative to the end of 2020 that we were positioned to pay down by $216 million in January 2022 using the proceeds from our wholesale data center sale; and
•$724 million in borrowing capacity available under our Revolving Credit Facility to fund our investing and financing activities (which capacity was subsequently increased to $800 million in January 2022 following our pay down of the facility from our wholesale data center sale proceeds).

Net income in 2021 was $21.3 million lower than in 2020 due primarily to:

•lower income due to a $93.3 million increase in loss on early extinguishment of debt due to the extinguishments discussed above and $29.4 million gain on sale of investment in an unconsolidated joint venture that occurred in 2020; offset in part by
•higher income due to a $53.2 million loss on interest rate derivatives recognized in 2020 and $35.4 million increase in gain from sales of real estate due to the gains from the sales discussed above exceeding our gains in 2020.

Net operating income (“NOI”) from real estate operations, our segment performance measure discussed further below, increased $19.0 million from 2020 to 2021 due primarily to:

•a $27.6 million increase from developed and redeveloped properties placed into service; offset in part by
•a net decrease of $10.5 million from dispositions due to our sales of property interests in 2020 and 2021.

NOI from our Same Properties only changed marginally, increasing $1.8 million, or 0.6%, from 2020 to 2021. Our results of operations for these periods were not significantly affected by the COVID-19 pandemic. Additional disclosure comparing our 2021 and 2020 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2021 and 2020 in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•how we expect to generate cash for short and long-term capital needs; and
•our commitments and contingencies.

We refer to the measures “annualized rental revenue” and “tenant retention rate” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of annualized rental revenue excludes the effect of lease incentives. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period; we include the effect of early renewals in this measure.

We also refer to the measures “cash rents”, “straight-line rents”, and “committed costs” in the “Occupancy and Leasing” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Cash rents include monthly contractual base rent (ignoring rent abatements and rent associated with tenant funded landlord assets) multiplied by 12, plus estimated annualized expense reimbursements (as of lease commencement for new or renewed leases or as of lease expiration for expiring leases). Straight-line rents includes annual minimum rents, net of abatements and lease incentives and excluding rent associated with tenant funded landlord assets, on a straight-line basis over the term of the lease, and estimated annual expense reimbursements (as of lease commencement for new or renewed leases or as of lease expiration for expiring leases). We believe that cash rents and straight-line rents are useful measures for evaluating the rental rates of our leasing activity, including changes in such rates relative to rates that may have been previously in place, with cash rents serving as a measure to evaluate rents at the time rent payments commence, and straight-line rents serving as a measure to evaluate rents over lease terms. Committed costs includes tenant improvement allowances (excluding tenant funded landlord assets), leasing commissions and estimated turn key costs and excludes lease incentives; we believe this is a useful measure for evaluating our costs associated with obtaining new leases.

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

Effects of COVID-19

As of the date of this filing, spread of COVID-19 continues world- and nation-wide. Since the beginning of 2021, the United States has significantly increased the proportion of the population that has received COVID-19 vaccines, and there is increased confidence that spread of COVID-19 can, to a large extent, be contained through vaccinations and wearing masks indoors in public. As a result, most restrictive measures previously instituted to control spread have been gradually lifted and an increased proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus, the pace of world- and nation-wide vaccination efforts, the continued emergence of new variants of the virus and the efficacy of vaccines against such variants.

While the pandemic has adversely impacted the operations of much of the commercial real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high-priority security, defense and IT missions. As a result, most of these properties were designated as “essential businesses,” and therefore exempt from many of the restrictions that otherwise have affected much of the commercial real estate industry. Furthermore, since the tenants in these properties are mostly the USG, or contractors of the USG who continue to be compensated by the USG for their services, we believe that their ability, and willingness, to fulfill their lease obligations have not been disrupted. Our Defense/IT Locations do include tenants serving as amenities to business parks housing our properties (such as restaurant, retail and personal service providers); while these tenants’ operations have been significantly disrupted by COVID-19, our annualized rental revenue from these tenants is not significant. As a result, our results of operations were not significantly affected by the pandemic. For the year ended December 31, 2021, our:

•Same Properties NOI from real estate operations increased marginally relative to 2020, and was only minimally affected by the pandemic-related effect of lower provisions for collectability losses in 2021 relative to 2020; and
•lease revenue collections were not significantly affected by the pandemic. After agreeing to deferred payment arrangements for approximately $2.6 million in lease receivables last year (most of which was repaid by June 30, 2021), we did not agree to significant additional arrangements in 2021.

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

While our development leasing and ability to renew leases scheduled to expire have not been significantly affected by the pandemic, we do believe that the impact of the restrictive measures and the economic uncertainty caused by the pandemic impacted our timing and volume of vacant space leasing, and may continue to do so in the future, particularly for our Regional Office properties.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies involving estimates or assumptions that (1) involve a significant level of estimation uncertainty and (2) have had or are reasonably likely to have a material impact on our financial condition or results of operations. It is possible that the use of different reasonable estimates or assumptions could result in materially different amounts being reported in our consolidated financial statements. While reviewing this section, refer to Note 2 to our consolidated financial statements, including terms defined therein.

Assessment of Lease Term as Lessor

As discussed above, a significant portion of our portfolio is leased to the USG, and the majority of those leases consist of a series of one-year renewal options (with defined rent escalations upon renewal), and/or provide for early termination rights. Applicable accounting guidance requires us to recognize minimum rental payments on operating leases, net of rent abatements, on a straight-line basis over the term of each lease. We estimate a tenant’s lease term at the lease commencement date and do not subsequently reassess such term unless the lease is modified. When estimating a tenant’s lease term, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the tenant based on any existing contract, asset, entity or market-based factors associated with the lease. Factors we consider in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of tenant leasehold improvements or other assets whose value would be impaired by the tenant vacating or discontinuing use of the leased property. For most of our leases with the USG, our estimates of lease term conclude that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain as it relates to the expected lease end date. As a result, our recognition of minimum rents on these leases includes the effect of annual rent escalations over our estimate of the lease term (including on one-year renewal options) and our depreciation and amortization of costs incurred on these leases is recognized over the lease term. An over-estimate of the term of these leases by us could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases. We had no significant USG leases with lease terms determined to have been over-estimated during the reporting periods included herein.

Impairment of Long-Lived Assets

We assess the asset groups associated with each of our properties for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired. If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recoverability analysis for such asset groups. If and when our plans change for a property, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans. In our accounting for impairment of long-lived assets, we estimate property fair values based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. We estimate cash flows used in performing impairment analyses based on our plans for the property and our views of market and economic conditions. Our estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Our determination of appropriate capitalization or discount rates for use in estimating property fair values also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the property.

Since asset groups associated with properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell, decisions by us to sell certain properties will result in impairment losses if the carrying values of the specific properties’ asset groups classified as held for sale exceed such properties’ estimated fair values less costs to sell. Our estimates of fair value consider matters such as recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

Historically, future market rental and occupancy rates have tended to be the most variable assumption in our impairment analyses of properties to be held and used; while changes in these assumptions can significantly affect our estimates of property undiscounted future cash flows in our recoverability analyses, such changes historically have not usually resulted in impairment losses since the resulting recoverability analyses still have tended to exceed the carrying value of the property asset groups. Historically, our recognition of impairment losses has most often occurred due to changes in our estimates of future cash flows resulting from a change in our plans for a property, such as a decision by us to sell or shorten our expected holding period for a property or to not develop a property. Changes in the estimated future cash flows due to changes in our plans for a property or significant changes in our views regarding property market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses that could be substantial.

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties (including our office and data center shell properties and wholesale data center) based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant	2021	2020	2019
USG	35.6%	34.1%	34.6%
Fortune 100 Company (1)	9.2%	9.1%	7.9%
General Dynamics Corporation (1)	5.6%	5.6%	4.9%
The Boeing Company (1)	2.5%	3.0%	3.2%
CACI International Inc (1)	2.4%	2.4%	2.5%
Peraton Corp. (1)	2.1%	N/A	0.9%
Booz Allen Hamilton, Inc.	1.9%	2.0%	2.1%
CareFirst Inc. (1)	1.7%	2.0%	2.1%
Northrop Grumman Corporation	1.4%	2.3%	2.2%
Raytheon Technologies Corporation (1)	1.1%	1.0%	1.0%
Wells Fargo & Company (1)	1.1%	1.2%	1.3%
Yulista Holding, LLC	1.1%	1.0%	N/A
AT&T Corporation (1)	1.1%	1.1%	1.3%
Miles and Stockbridge, PC	1.0%	1.0%	1.1%
Mantech International Corp.	1.0%	0.8%	0.7%
Morrison & Foerster, LLP	1.0%	1.0%	N/A
Jacobs Engineering Group Inc. (1)	1.0%	0.9%	1.0%
Transamerica Life Insurance Company	0.9%	0.9%	0.9%
The MITRE Corporation	0.8%	0.8%	0.7%
University System of Maryland (1)	0.8%	0.9%	1.2%
Science Applications International Corporation	N/A	0.9%	1.0%
Kratos Defense and Security Solutions (1)	N/A	N/A	1.0%
Subtotal of 20 largest tenants	73.3%	72.0%	71.6%
All remaining tenants	26.7%	28.0%	28.4%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$589,425	$571,035	$525,338
(1)Includes affiliated organizations.

The USG’s concentration increased from 2020 to 2021 due primarily to new properties placed in service in which it is a tenant.

Concentration of Office and Data Center Shell Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue of office and data center shell properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Office and Data Center Shell Properties as of December 31,			Number of Properties as of December 31,
Region	2021	2020	2019	2021	2020	2019
Defense/IT Locations:
Fort Meade/BW Corridor	47.0%	47.5%	51.3%	90	89	88
NoVA Defense/IT	13.3%	11.2%	10.9%	14	13	13
Lackland Air Force Base	10.6%	9.8%	10.5%	8	7	7
Navy Support	5.9%	6.3%	6.5%	21	21	21
Redstone Arsenal	5.4%	5.6%	3.5%	17	15	10
Data Center Shells	5.3%	6.6%	5.3%	26	26	22
Total Defense/IT Locations	87.5%	87.0%	87.9%	176	171	161
Regional Office	11.6%	12.5%	11.5%	8	8	7
Other	0.9%	0.5%	0.6%	2	2	2
	100.0%	100.0%	100.0%	186	181	170

The changes in revenue concentration reflected above between year end 2020 and 2021 were attributable primarily to the effect of occupied properties placed in service in 2021 except for the decreases for Data Center Shells, which were attributable to our sale in 2021 of a 90% interest in two properties, and for Navy Support and Regional Office, which were due to lower occupancy.

Occupancy and Leasing

Office and Data Center Shell Portfolio

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	December 31,
	2021	2020	2019
Occupancy rates at period end
Total	92.4%	94.1%	92.9%
Defense/IT Locations:
Fort Meade/BW Corridor	90.0%	91.0%	92.4%
NoVA Defense/IT	89.5%	88.1%	82.4%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support	93.9%	97.2%	92.5%
Redstone Arsenal	90.8%	99.4%	99.3%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	93.2%	94.5%	93.7%
Regional Office	87.3%	92.5%	88.1%
Other	66.2%	68.4%	73.0%
Annualized rental revenue per occupied square foot at year end	$32.47	$31.50	$31.28

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2020	20,959	19,722
Vacated upon lease expiration (1)	—	(773)
Occupancy for new leases	—	493
Developed or redeveloped	766	628
Other changes	(15)	—
December 31, 2021	21,710	20,070
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

With regard to changes in occupancy from December 31, 2020 to December 31, 2021:

•Total: Decrease was due primarily to a 121,000 square foot property in our Redstone Arsenal sub-segment vacated by its tenant in late 2021 and 137,000 square feet in newly-developed vacant space placed in service (most of which was in a Regional Office property);
•Fort Meade/BW Corridor: Decrease was due primarily to a 63,000 square foot property vacated by its tenant (which was subsequently leased to a new tenant that will take occupancy in 2022) and 46,000 square feet in newly-developed space in a property placed in service;
•NoVA Defense/IT: Increase was due primarily to a 348,000 square foot fully-occupied property placed in service;
•Navy Support: Decreased despite its 76.1% tenant retention rate in 2021 due to minimal leasing of vacant space;
•Redstone Arsenal: Decreased due primarily to a 121,000 square foot property vacated by its tenant in late 2021;
•Regional Office: Decreased due to 81,000 square feet in newly-developed vacant space in a property placed in service, space vacated with its 63.2% tenant retention rate and minimal leasing of vacant space. This segment included properties in Baltimore City, two sub-markets in Northern Virginia and Washington, D.C. We believe that the restrictive measures and economic uncertainty caused by the pandemic impacted leasing demand for this segment, and may continue to do so in the future. As of December 31, 2021, we had scheduled lease expirations in 2022 for 327,000 square feet, or 17.5%, of this segment’s occupied square feet (including a 140,000 square foot space that we know is not renewing in 2022); and
•Other: Included two properties totaling 157,000 square feet in Aberdeen, Maryland.

In 2021, we leased 3.9 million square feet, including 1.2 million square feet of development space in Defense/IT Locations, with weighted average lease terms of 13.4 years.

In 2021, we renewed leases on 2.1 million square feet, representing a tenant retention rate of 74.2%. The cash rents of these renewals (totaling $33.34 per square foot) decreased on average by approximately 2.2% and the straight-line rents (totaling $33.87 per square foot) increased on average by approximately 5.2% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 5.4 years, with average escalations per year of 2.3%, and the per annum average committed costs associated with completing the leasing was approximately $2.99 per square foot. The decrease in cash rents on renewals was attributable primarily to per annum rent escalation terms of the previous leases that increased rents over the lease terms by amounts exceeding the increases in the applicable market rental rates.

In 2021, we also completed leasing on 616,000 square feet of vacant space. The cash rents of this leasing totaled $26.95 per square foot and the straight-line rents totaled $27.56 per square foot; these leases had a weighted average lease term of approximately 8.2 years, with average escalations per year of 2.9%, and the per annum average committed costs associated with completing this leasing was approximately $8.60 per square foot.

Lease Expirations

The table below sets forth as of December 31, 2021 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our portfolio of office and data center shell properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2022	2023	2024	2025	2026	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	5.8%	8.9%	7.4%	10.8%	4.7%	9.5%	47.0%
NoVA Defense/IT	0.2%	0.6%	3.0%	2.1%	0.2%	7.1%	13.3%
Lackland Air Force Base	0.0%	0.0%	0.0%	7.0%	2.1%	1.5%	10.6%
Navy Support	1.0%	1.3%	1.3%	0.3%	0.7%	1.3%	5.9%
Redstone Arsenal	0.4%	0.8%	0.3%	0.9%	0.1%	2.8%	5.4%
Data Center Shells	0.0%	0.0%	0.1%	0.0%	0.1%	5.0%	5.3%
Regional Office	2.0%	0.8%	0.4%	0.7%	1.4%	6.3%	11.6%
Other	0.0%	0.0%	0.2%	0.7%	0.0%	0.0%	0.9%
Total	9.4%	12.5%	12.7%	22.6%	9.3%	33.5%	100.0%

This portfolio’s weighted average lease term as of December 31, 2021 was approximately five years. We believe that the weighted average annualized rental revenue per occupied square foot for the portfolio’s leases expiring in 2022 was, on average, approximately 1.0% to 3.0% higher than estimated current market rents for the related space, with specific results varying by segment.

Results of Operations

For a discussion of our results of operations comparison for 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 12, 2021.

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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations is provided in Note 16 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2021 and 2020

	For the Years Ended December 31,
	2021	2020	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$556,570	$511,714	$44,856
Construction contract and other service revenues	107,876	70,640	37,236
Total revenues	664,446	582,354	82,092
Operating expenses
Property operating expenses	213,377	190,796	22,581
Depreciation and amortization associated with real estate operations	137,543	126,503	11,040
Construction contract and other service expenses	104,053	67,615	36,438
Impairment losses	—	1,530	(1,530)
General, administrative and leasing expenses	36,127	33,001	3,126
Business development expenses and land carry costs	4,647	4,473	174
Total operating expenses	495,747	423,918	71,829

Interest expense	(65,398)	(67,937)	2,539
Interest and other income	7,879	8,574	(695)
Credit loss recoveries	1,128	933	195
Gain on sales of real estate	65,590	30,209	35,381
Gain on sale of investment in unconsolidated real estate joint venture	—	29,416	(29,416)
Loss on early extinguishment of debt	(100,626)	(7,306)	(93,320)
Loss on interest rate derivatives	—	(53,196)	53,196
Equity in income of unconsolidated entities	1,093	1,825	(732)
Income tax expense	(145)	(353)	208
Income from continuing operations	78,220	100,601	(22,381)
Discontinued operations	3,358	2,277	1,081
Net income	$81,578	$102,878	$(21,300)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2021	2020	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$491,468	$482,970	$8,498
Lease termination revenue, net	2,416	834	1,582
Provision for collectability losses included in lease revenue	(105)	(2,610)	2,505
Other property revenue	2,769	2,590	179
Same Properties total revenues	496,548	483,784	12,764
Developed and redeveloped properties placed in service	53,158	15,928	37,230
Wholesale data center	30,490	27,011	3,479
Dispositions	2,844	11,225	(8,381)
Other	4,020	777	3,243
	587,060	538,725	48,335
Property operating expenses
Same Properties	(196,951)	(185,975)	(10,976)
Developed and redeveloped properties placed in service	(12,124)	(2,489)	(9,635)
Wholesale data center	(17,424)	(13,543)	(3,881)
Dispositions	(434)	(1,202)	768
Other	(3,286)	(631)	(2,655)
	(230,219)	(203,840)	(26,379)

UJV NOI allocable to COPT
Same Properties	2,010	2,021	(11)
Retained interests in newly-formed UJVs	2,038	112	1,926
Dispositions	(19)	4,818	(4,837)
	4,029	6,951	(2,922)

NOI from real estate operations
Same Properties	301,607	299,830	1,777
Developed and redeveloped properties placed in service	41,034	13,439	27,595
Wholesale data center	13,066	13,468	(402)
Dispositions, net of retained interests in newly-formed UJVs	4,429	14,953	(10,524)
Other	734	146	588
	$360,870	$341,836	$19,034

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$269,635	$266,967	$2,668
Regional Office	30,615	31,220	(605)
Other	1,357	1,643	(286)
	$301,607	$299,830	$1,777

Same Properties rent statistics
Average occupancy rate	92.3%	92.8%	(0.5%)
Average straight-line rent per occupied square foot (1)	$26.50	$26.26	$0.24
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 159 properties, comprising 79.9% of our office and data center shell portfolio’s square footage as of December 31, 2021. This pool of properties changed from the pool used for purposes of comparing 2020 and 2019 in our 2020 Annual Report on Form 10-K due to the: addition of eight properties placed in service and 100%

operational on or before January 1, 2020 and nine properties owned through an unconsolidated real estate joint venture that was formed in 2019; and removal of two properties in which we sold a 90% interest.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due primarily to:
•lower provisions for collectability losses (primarily attributable to the effect in 2020 of the pandemic on certain tenants serving as amenities to Defense/IT Location properties) and higher lease termination revenues in the current period, as well as higher rent per occupied square foot in the current period due to an increase in rental rates (mostly from leases of renewed or previously-vacant space); offset in part by the effects of
•lower occupancy and higher snow removal and repairs and maintenance expenses in the current period;
•developed and redeveloped properties placed in service reflects the effect of 17 properties placed in service in 2020 and 2021; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our decrease in ownership of eight data center shells in 2020 and two in 2021.

NOI from Service Operations

	For the Years Ended December 31,
	2021	2020	Variance
	(in thousands)
Construction contract and other service revenues	$107,876	$70,640	$37,236
Construction contract and other service expenses	(104,053)	(67,615)	(36,438)
NOI from service operations	$3,823	$3,025	$798

Construction contract and other service revenues and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Depreciation and amortization associated with real estate operations

The increase in depreciation and amortization associated with real estate operations was primarily attributable to newly-developed properties placed in service.

General, administrative and leasing expenses

General, administrative and leasing expenses increased in large part due to the effect of the resignation of our Chief Operating Officer in early 2020 and hiring of his replacement in late 2020, as well as higher incentive compensation awards for 2021 in recognition of the Company’s performance.

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing development or redevelopment activities. Our capitalized compensation and indirect costs totaled $11.0 million in 2021 and $9.4 million in 2020.

Interest expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2021	2020	Variance
	(in thousands)
Interest on unsecured senior notes	$48,333	$53,534	$(5,201)
Interest on mortgage and other secured debt	7,373	8,658	(1,285)
Interest on unsecured term debt	4,259	5,909	(1,650)
Interest on Revolving Credit Facility	1,631	3,239	(1,608)
Interest expense recognized on interest rate swaps	5,028	3,726	1,302
Amortization of deferred financing costs	2,980	2,538	442
Other interest	2,261	2,393	(132)
Capitalized interest	(6,467)	(12,060)	5,593
Interest expense	$65,398	$67,937	$(2,539)

Regarding the changes in interest expense components reported above: the decrease in interest expense on unsecured senior notes was attributable to our refinancing in 2020 and 2021 of all of our previous notes with new notes at lower interest rates; and the decrease in capitalized interest was due primarily to lower construction volume in 2021 relative to 2020.

Our average outstanding debt was $2.2 billion in 2021 and $2.1 billion in 2020, and our weighted average effective interest rate on debt was approximately 3.0% in 2021 and 3.6% in 2020.

Gain on sales of real estate

Gain on sales of real estate in 2021 included primarily $40.2 million from our sale of 90% interests in two data center shell properties and $25.9 million from our sale of a property in our data center shells sub-segment that was previously removed from service. The gain on sales of real estate in 2020 included our sale of 90% interests in two data center shell properties. For the sales of 90% interests in properties in 2021 and 2020, we retained 10% interests in the properties through unconsolidated real estate joint ventures.

Gain on sale of investment in unconsolidated real estate joint venture

The gain on sale of investment in unconsolidated real estate joint venture recognized in 2020 was attributable to our sale of a portion of our ownership interests in six data center shell properties owned through an unconsolidated real estate joint venture.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in 2021 and 2020 was attributable primarily to our unsecured senior notes refinancings in each of those years.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on unrestricted common shares and (b) distributions to holders of interests in COPLP (excluding unvested share-based compensation awards) divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

The table below sets forth the computation of the above stated measures for 2021 and 2020 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Years Ended December 31,
	2021	2020
	(Dollars and shares in thousands, except per share data)
Net income	$81,578	$102,878
Real estate-related depreciation and amortization	147,833	138,193
Depreciation and amortization on UJVs allocable to COPT	1,981	3,329
Impairment losses on real estate	—	1,530
Gain on sales of real estate	(65,590)	(30,209)
Gain on sale of investment in unconsolidated real estate JV	—	(29,416)
FFO	165,802	186,305
FFO allocable to other noncontrolling interests	(5,483)	(15,705)
Basic FFO allocable to share-based compensation awards	(777)	(719)
Noncontrolling interests-preferred units in the Operating Partnership	—	(300)
Basic FFO available to common shares and common unit holders	159,542	169,581
Redeemable noncontrolling interests	(11)	147
Diluted FFO adjustments allocable to share-based compensation awards	32	—
Diluted FFO available to common share and common unit holders	159,563	169,728
Loss on early extinguishment of debt	100,626	7,306
Loss on interest rate derivatives	—	53,196
Loss on interest rate derivatives included in interest expense	221	—
Demolition costs on redevelopment and nonrecurring improvements	423	63
Diluted FFO comparability adjustments allocable to share-based compensation awards	(507)	(327)
Dilutive preferred units in the Operating Partnership	—	300
FFO allocation to other noncontrolling interests resulting from capital event	—	11,090
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$260,326	$241,356

Weighted average common shares	111,960	111,788
Conversion of weighted average common units	1,257	1,236
Weighted average common shares/units - Basic FFO per share	113,217	113,024
Dilutive effect of share-based compensation awards	330	288
Redeemable noncontrolling interests	128	123
Weighted average common shares/units - Diluted FFO per share	113,675	113,435
Dilutive convertible preferred units	—	171
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,675	113,606

Diluted FFO per share	$1.40	$1.50
Diluted FFO per share, as adjusted for comparability	$2.29	$2.12

Denominator for diluted EPS	112,418	112,076
Weighted average common units	1,257	1,236
Redeemable noncontrolling interests	—	123
Denominator for diluted FFO per share	113,675	113,435
Dilutive convertible preferred units	—	171
Denominator for diluted FFO per share, as adjusted for comparability	113,675	113,606

Common share dividends - unrestricted shares and deferred shares	$123,243	$123,042
Common unit distributions - unrestricted units	1,387	1,362
Common unit distributions - dilutive restricted units	25	—
Dividends and distributions for FFO and diluted FFO payout ratios	124,655	124,404
Distributions on dilutive preferred units	—	300
Dividends and distributions for other payout ratio	$124,655	$124,704

FFO payout ratio	75.2%	66.8%
Diluted FFO payout ratio	78.1%	73.3%
Diluted FFO payout ratio, as adjusted for comparability	47.9%	51.7%

Property Additions

The table below sets forth the major components of our additions to properties for 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	Variance
	(in thousands)
Development and redevelopment	$283,180	$345,818	$(62,638)
Tenant improvements on operating properties (1)	23,533	26,071	(2,538)
Capital improvements on operating properties	35,970	34,060	1,910
	$342,683	$405,949	$(63,266)
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

 Cash Flows

Net cash flow from operating activities increased $10.7 million, or 4.5%, from 2020 to 2021 due primarily to an increase in cash flow from real estate operations resulting from the growth of our property portfolio.

Net cash flow used in investing activities decreased $122.8 million from 2020 to 2021 due primarily to a $76.5 million decrease in cash outlays for development and redevelopment of properties and the effect of $53.1 million paid in the prior period to cash settle interest rate swaps.

Net cash flow used in financing activities in 2021 was $50.9 million, and included dividends to common shareholders of $123.5 million. Net proceeds from debt borrowings during the period totaled $82.8 million, which included the net effect of our senior note issuances and senior note purchases and redemptions (and related early extinguishment costs), the repayment of a portion of our term loan facility, the payoff of a construction loan and mortgage loan (and related early extinguishment costs) and the net pay down of our Revolving Credit Facility.

Net cash flow provided by financing activities in 2020 was $91.3 million and included primarily the following:

•net proceeds from debt borrowings of $245.0 million, which included $150.0 million in borrowings under a term loan facility and the net increase from our senior notes issuance and senior notes purchase and redemption (and related early extinguishment costs); offset in part by
•    dividends to common shareholders of $123.4 million;
•    distributions paid to redeemable noncontrolling interests of $14.4 million; and
•    our redemption of COPLP Series I Preferred Units for $8.8 million.

Supplemental Guarantor Information

As of December 31, 2021, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $13.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with an aggregate commitment by the lenders of $800.0 million, with the ability for us to increase such commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of December 31, 2021, the maximum borrowing capacity under this facility totaled $800.0 million, of which $724.0 million was available. On January 25, 2022, the full $800.0 million in borrowing capacity under the facility was available following our repayment of the outstanding balance on that date using proceeds from our wholesale data center sale.

Our senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common shares and, to a lesser extent, preferred shares.

We have a program in place under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million. Under this program, we may also, at our discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer issuing the shares and receiving the sale proceeds until a later date.

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

Our material cash requirements, including contractual and other obligations, include:

•property operating expenses, including future lease obligations from us as a lessee;
•construction contract expenses;
•general and administrative expenses;
•debt service, including interest expense;
•property development/redevelopment costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $90 million in 2022);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations in 2022 and annually thereafter for the foreseeable future to fund all of these cash requirements except for property development/redevelopment costs and debt balloon payments due upon maturity.

In 2022, we expect to spend $275 million to $300 million on development/redevelopment costs, most of which was contractually obligated as of December 31, 2021; we expect to fund these cash requirements using, in part, any available remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. As of December 31, 2021, we had $300 million in debt balloon payments due in 2022; we repaid $75 million of this debt on January 25, 2022 using proceeds from the sale of our wholesale data center and expect to repay the remaining $225 million using borrowings under our Revolving Credit Facility or proceeds from new long-term debt borrowings. As we use our Revolving Credit Facility to fund development/redevelopment costs and debt balloon payments, we intend to free up borrowing capacity by paying it down using proceeds from sales of interests in data center shells, property sales, new long-term debt borrowings and/or issuing common shares.

Beyond 2022, we expect to continue to actively develop and redevelop properties and fund using, in part, any available remaining cash flow from operations, with most of the balance funded initially using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 10.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2021, we were compliant with these covenants.

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

The following table sets forth as of December 31, 2021 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,868	$18,413	$29,443	$1,302	$436,140	$1,400,000	$1,888,166
Weighted average interest rate	3.84%	3.94%	4.42%	3.23%	2.38%	2.58%	2.58%
Variable rate debt (2)	$300,465	$76,540	$540	$22,415	$10,160	$—	$410,120
Weighted average interest rate (3)	1.10%	1.20%	1.60%	1.65%	1.55%	—%	1.16%

(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $26.0 million.
(2)As of December 31, 2021, maturities in 2023 included $76.0 million that may be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of December 31, 2021 for variable rate debt.

The fair value of our debt was $2.3 billion as of December 31, 2021 and $2.1 billion as of December 31, 2020.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $138 million as of December 31, 2021 and $52 million as of December 31, 2020.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2021 and 2020 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.9 million in 2021 and $2.2 million in 2020 if the applicable LIBOR rate was 1% higher.  Interest expense in 2021 was more sensitive to a change in interest rates than 2020 due primarily to our having a higher average variable-rate debt balance in 2021 including the effect of interest rate derivatives in place.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on pages F-3 and F-4.

(c)    Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2022 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.5*
Corporate Office Properties Trust and Corporate Office Properties, L.P. Amended and Restated Executive Change in Control and Severance Plan dated May 6, 2021 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.6*
Letter Agreement, dated June 22, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.7*
Letter Agreement, dated November 1, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Todd Hartman (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference).

10.8*
Letter Agreement, dated November 1, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud ((filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference).

10.9*	Letter Agreement, dated November 1, 2021, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Gregory J. Thor (filed herewith).
10.10
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.11
Indenture, dated as of April 8, 2019, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Registration Statement on Form S-3 (Commission File No. 333-230764) and incorporated herein by reference).

10.12
First Supplemental Indenture, dated as of September 17, 2020, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 17, 2020 and incorporated herein by reference).

10.13
Second Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated March 11, 2021 and incorporated herein by reference).

10.14
Third Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated August 11, 2021 and incorporated herein by reference).

10.15
Fourth Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated November 17, 2021 and incorporated herein by reference).

10.16
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

10.17
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

21.1	Subsidiaries of Registrant (filed herewith).
22.1	List of Subsidiary Issuers of Guaranteed Securities (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

EXHIBIT NO.	DESCRIPTION
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 22, 2022	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 22, 2022	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 22, 2022
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 22, 2022
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 22, 2022
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 22, 2022
(Thomas F. Brady)
/s/ Robert L. Denton, Sr.	Trustee	February 22, 2022
( Robert L. Denton, Sr.)
/s/ Philip L. Hawkins	Trustee	February 22, 2022
(Philip L. Hawkins)
/s/ David M. Jacobstein	Trustee	February 22, 2022
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 22, 2022
(Steven D. Kesler)
/s/ Letitia A. Long	Trustee	February 22, 2022
(Letitia A. Long)
/s/ Raymond L. Owens	Trustee	February 22, 2022
(Raymond L. Owens)
/s/ C. Taylor Pickett	Trustee	February 22, 2022
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 22, 2022
(Lisa G. Trimberger)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of trustees of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue from continuing operations for the year ended December 31, 2021 was $553.7 million and a significant portion of the Company’s leases are with the United States Government, which represented 26% of the fixed lease revenues for the year ended December 31, 2021. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 22, 2022
We have served as the Company’s auditor since 1997.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Properties, net:
Operating properties, net	$3,090,510	$2,915,016
Projects in development or held for future development	442,434	447,269
Total properties, net	3,532,944	3,362,285
Property - operating right-of-use assets	38,361	40,570
Property - finance right-of-use assets	2,238	40,425
Assets held for sale, net	192,699	201,820
Cash and cash equivalents	13,262	18,369
Investment in unconsolidated real estate joint ventures	39,889	29,303
Accounts receivable, net	40,752	41,637
Deferred rent receivable	108,926	91,851
Intangible assets on property acquisitions, net	14,567	19,249
Deferred leasing costs (net of accumulated amortization of $31,768 and $30,124, respectively)	65,850	58,177
Investing receivables (net of allowance for credit losses of $1,599 and $2,851, respectively)	82,226	68,754
Prepaid expenses and other assets, net	130,738	104,583
Total assets	$4,262,452	$4,077,023
Liabilities and equity
Liabilities:
Debt, net	$2,272,304	$2,086,918
Accounts payable and accrued expenses	186,202	142,717
Rents received in advance and security deposits	32,262	33,425
Dividends and distributions payable	31,299	31,231
Deferred revenue associated with operating leases	9,341	10,832
Property - operating lease liabilities	29,342	30,746
Interest rate derivatives	3,644	9,522
Other liabilities	14,085	12,490
Total liabilities	2,578,479	2,357,881
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	26,898	25,430
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,327,533 at December 31, 2021 and 112,181,759 at December 31, 2020)	1,123	1,122
Additional paid-in capital	2,481,539	2,478,906
Cumulative distributions in excess of net income	(856,863)	(809,836)
Accumulated other comprehensive loss	(3,059)	(9,157)
Total Corporate Office Properties Trust’s shareholders’ equity	1,622,740	1,661,035
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	21,363	20,465
Other consolidated entities	12,972	12,212
Noncontrolling interests in subsidiaries	34,335	32,677
Total equity	1,657,075	1,693,712
Total liabilities, redeemable noncontrolling interests and equity	$4,262,452	$4,077,023

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Lease revenue	$553,668	$509,114	$493,165
Other property revenue	2,902	2,600	4,893
Construction contract and other service revenues	107,876	70,640	113,763
Total revenues	664,446	582,354	611,821
Operating expenses
Property operating expenses	213,377	190,796	185,449
Depreciation and amortization associated with real estate operations	137,543	126,503	125,008
Construction contract and other service expenses	104,053	67,615	109,962
Impairment losses	—	1,530	329
General, administrative and leasing expenses	36,127	33,001	35,402
Business development expenses and land carry costs	4,647	4,473	4,239
Total operating expenses	495,747	423,918	460,389
Interest expense	(65,398)	(67,937)	(71,052)
Interest and other income	7,879	8,574	7,894
Credit loss recoveries	1,128	933	—
Gain on sales of real estate	65,590	30,209	105,230
Gain on sale of investment in unconsolidated real estate joint venture	—	29,416	—
Loss on early extinguishment of debt	(100,626)	(7,306)	—
Loss on interest rate derivatives	—	(53,196)	—
Income from continuing operations before equity in income of unconsolidated entities and income taxes	77,272	99,129	193,504
Equity in income of unconsolidated entities	1,093	1,825	1,633
Income tax (expense) benefit	(145)	(353)	217
Income from continuing operations	78,220	100,601	195,354
Discontinued operations	3,358	2,277	4,650
Net income	81,578	102,878	200,004
Net income attributable to noncontrolling interests:
Common units in COPLP	(1,012)	(1,180)	(2,363)
Preferred units in COPLP	—	(300)	(564)
Other consolidated entities	(4,025)	(4,024)	(5,385)
Net income attributable to COPT common shareholders	$76,541	$97,374	$191,692

Basic earnings per common share: (1)
Income from continuing operations	$0.65	$0.85	$1.68
Discontinued operations	0.03	0.02	0.04
Net income attributable to COPT common shareholders	$0.68	$0.87	$1.72
Diluted earnings per common share: (1)
Income from continuing operations	$0.65	$0.85	$1.67
Discontinued operations	0.03	0.02	0.04
Net income attributable to COPT common shareholders	$0.68	$0.87	$1.71

(1)    Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$81,578	$102,878	$200,004
Other comprehensive income (loss)
Unrealized income (loss) on interest rate derivatives	1,379	(39,454)	(24,321)
Reclassification adjustments on interest rate derivatives recognized in interest expense	5,048	3,725	(1,415)
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	—	51,865	—
Equity in other comprehensive income of equity method investee	—	—	199
Total other comprehensive income (loss)	6,427	16,136	(25,537)
Comprehensive income	88,005	119,014	174,467
Comprehensive income attributable to noncontrolling interests	(5,366)	(5,353)	(7,981)
Comprehensive income attributable to COPT	$82,639	$113,661	$166,486

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2018 (110,241,868 common shares outstanding)	$1,102	$2,431,355	$(846,808)	$(238)	$41,637	$1,627,048
Conversion of common units to common shares (105,039 shares)	1	1,585	—	—	(1,586)	—
Redemption of common units	—	—	—	—	(25)	(25)
Common shares issued to the public (1,000 shares)	—	29	—	—	—	29
Common shares issued under forward equity sale agreements (1,614,087 shares)	16	46,438	—	—	—	46,454
Share-based compensation (106,711 shares issued, net of redemptions)	2	6,131	—	—	1,323	7,456
Redemption of vested equity awards	—	(2,064)	—	—	—	(2,064)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(167)	—	—	167	—
Comprehensive income	—	—	191,692	(25,206)	4,146	170,632
Dividends	—	—	(123,159)	—	—	(123,159)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(2,057)	(2,057)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,570	2,570
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(5,890)	(5,890)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,749)	—	—	—	(1,749)
Balance at December 31, 2019 (112,068,705 common shares outstanding)	1,121	2,481,558	(778,275)	(25,444)	40,285	1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (14,009 shares)	—	211	—	—	(211)	—
Redemption of preferred units	—	—	—	—	(8,800)	(8,800)
Share-based compensation (99,045 shares issued, net of redemptions)	1	4,676	—	—	1,907	6,584
Redemption of vested equity awards	—	(1,699)	—	—	—	(1,699)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	767	—	—	(767)	—
Comprehensive income	—	—	97,374	16,287	1,927	115,588
Dividends	—	—	(123,394)	—	—	(123,394)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,746)	(1,746)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(6,607)	—	—	—	(6,607)
Balance at December 31, 2020 (112,181,759 common shares outstanding)	1,122	2,478,906	(809,836)	(9,157)	32,677	1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(339)	(339)
Share-based compensation (137,720 shares issued, net of redemptions)	1	4,301	—	—	4,179	8,481
Redemption of vested equity awards	—	(2,492)	—	—	—	(2,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	2,318	—	—	(2,318)	—
Comprehensive income	—	—	76,541	6,098	2,206	84,845
Dividends	—	—	(123,568)	—	—	(123,568)
Distributions to owners of common units in COPLP	—	—	—	—	(1,595)	(1,595)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,615)	—	—	—	(1,615)
Other	—	—	—	—	(324)	(324)
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Revenues from real estate operations received	$571,092	$542,727	$530,280
Construction contract and other service revenues received	100,222	78,470	94,677
Property operating expenses paid	(223,254)	(202,660)	(196,611)
Construction contract and other service expenses paid	(86,602)	(67,760)	(96,789)
General, administrative, leasing, business development and land carry costs paid	(29,072)	(31,406)	(29,347)
Interest expense paid	(65,184)	(61,471)	(67,475)
Lease incentives paid	(18,127)	(11,925)	(9,482)
Sales-type lease costs paid	(2,065)	(10,747)	—
Income taxes paid	(60)	(4)	—
Other	2,198	3,200	3,305
Net cash provided by operating activities	249,148	238,424	228,558
Cash flows from investing activities
Development and redevelopment of properties	(267,905)	(344,401)	(394,444)
Tenant improvements on operating properties	(21,488)	(28,754)	(23,809)
Other capital improvements on operating properties	(30,026)	(32,756)	(24,659)
Proceeds from property dispositions
Sale of properties	143,116	83,165	108,128
Distribution from unconsolidated real estate joint venture following contribution of properties	—	—	201,499
Proceeds from sale of investment in unconsolidated real estate joint venture	—	59,841	—
Non-operating distributions from unconsolidated real estate joint venture	1,287	3,695	22,426
Investing receivables funded	(5,880)	(272)	(11,180)
Investing receivables payments received	—	8,000	—
Leasing costs paid	(21,913)	(16,938)	(16,825)
Settlement of interest rate derivatives	—	(53,130)	—
Other	(160)	(4,242)	849
Net cash used in investing activities	(202,969)	(325,792)	(138,015)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	597,000	664,000	409,000
Unsecured senior notes	1,382,614	395,264	—
Other debt proceeds	4,630	206,931	43,615
Repayments of debt
Revolving Credit Facility	(664,000)	(698,000)	(445,000)
Unsecured senior notes	(900,000)	(300,000)	—
Scheduled principal amortization	(3,860)	(4,125)	(4,310)
Other debt repayments	(238,397)	(12,031)	(77)
Deferred financing costs paid	(3,620)	(2,400)	(448)
Payments in connection with early extinguishment of debt	(95,180)	(7,029)	—
Net proceeds from issuance of common shares	—	—	46,415
Common share dividends paid	(123,527)	(123,367)	(122,657)
Distributions paid to noncontrolling interests in other consolidated entities	—	(30)	(5,890)
Distributions paid to redeemable noncontrolling interests	(2,273)	(14,357)	(1,659)
Redemption of preferred units	—	(8,800)	—
Other	(4,283)	(4,785)	(3,352)
Net cash (used in) provided by financing activities	(50,896)	91,271	(84,363)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,717)	3,903	6,180
Cash and cash equivalents and restricted cash
Beginning of year	22,033	18,130	11,950
End of year	$17,316	$22,033	$18,130

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$81,578	$102,878	$200,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	150,644	140,031	138,903
Impairment losses	—	1,530	329
Amortization of deferred financing costs and net debt discounts	5,224	4,272	3,639
Increase in deferred rent receivable	(19,090)	(2,168)	(4,091)
Gain on sales of real estate	(65,590)	(30,209)	(105,230)
Gain on sale of investment in unconsolidated real estate joint venture	—	(29,416)	—
Share-based compensation	7,979	6,503	6,714
Loss on early extinguishment of debt	100,626	7,306	—
Loss on interest rate derivatives	—	53,196	—
Other	(5,047)	(7,855)	(6,022)
Changes in operating assets and liabilities:
Increase in accounts receivable	(662)	(6,377)	(7,141)
Increase in prepaid expenses and other assets, net	(27,355)	(7,626)	(22,457)
Increase in accounts payable, accrued expenses and other liabilities	22,004	6,554	20,369
(Decrease) increase in rents received in advance and security deposits	(1,163)	(195)	3,541
Net cash provided by operating activities	$249,148	$238,424	$228,558
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$18,369	$14,733	$8,066
Restricted cash at beginning of period	3,664	3,397	3,884
Cash and cash equivalents and restricted cash at beginning of period	$22,033	$18,130	$11,950

Cash and cash equivalents at end of period	$13,262	$18,369	$14,733
Restricted cash at end of period	4,054	3,664	3,397
Cash and cash equivalents and restricted cash at end of period	$17,316	$22,033	$18,130
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$20,667	$(9,421)	$35,913
Reclassification of finance right-of-use asset to operating properties, net in connection with exercise of bargain purchase option	$37,831	$—	$—
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$—	$—	$2,570
Recognition of operating right-of-use assets and related lease liabilities	$328	$13,340	$840
Non-cash changes from property dispositions:
Investment in unconsolidated real estate joint ventures retained in property disposition	$11,842	$11,474	$34,506
Contribution of properties to unconsolidated real estate joint venture	$—	$—	$158,542
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$6,233	$(35,728)	$(25,817)
Equity in other comprehensive income of an equity method investee	$—	$—	$199
Dividends/distributions payable	$31,299	$31,231	$31,263
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$121	$211	$1,586
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(2,318)	$(767)	$167
Increase in redeemable noncontrolling interests and decrease in equity to carry redeemable noncontrolling interests at fair value	$1,615	$6,607	$1,749

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2021, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•186 properties totaling 21.7 million square feet comprised of 17.0 million square feet in 160 office properties and 4.7 million square feet in 26 single-tenant data center shells. We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•11 properties under development (eight office properties and three data center shells), including one partially-operational property, that we estimate will total approximately 1.7 million square feet upon completion;
•approximately 720 acres of land controlled for future development that we believe could be developed into approximately 8.9 million square feet and 43 acres of other land; and
•a wholesale data center with a capacity of 19.25 megawatts that we sold on January 25, 2022.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2021, COPT owned 98.3% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

2.     Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which COPT has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary of such entities.  We eliminate all intercompany balances and transactions in consolidation.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including amounts reclassified in conjunction with the transfer of our wholesale data center to discontinued operations in 2021. We provide disclosure regarding our discontinued operations in Note 4.

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

Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and deferred rent receivable, the determination of estimated useful lives of assets, the determination of lease terms, the evaluation of long-lived assets for impairment, the amount of impairment losses recognized, the allocation of property acquisition costs, the amount of revenue recognized relating to tenant improvements, the level of expense recognized in connection with share-based compensation and the determination of accounting method for investments. Actual results could differ from these and other estimates.

Properties

We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses.

We capitalize direct and indirect project costs (including related compensation and other indirect costs), interest expense and real estate taxes associated with properties, or portions thereof, undergoing development or redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for a property undergoing development or redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-developed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under development. We start depreciating costs associated with newly-developed or redeveloped properties as they become operational. For newly-developed properties, we classify improvements provided under the terms of a lease that are deemed to be landlord assets (as discussed further below) as new building development costs.

Most of our leases provide for some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense over the estimated useful lives of the assets as discussed below. We recognize any payments from the tenant for such assets as lease revenue over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including whether the economic substance of the lease terms is properly reflected and whether the improvements: have value to us as real estate; are unique to the tenant or reusable by other tenants; may be altered or removed by the tenant without our consent or without compensating us for any lost fair value; or are owned, and remain, with us or the tenant at the end of the lease term.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We report properties disposed or classified as held for sale as discontinued operations when the disposition represents a strategic shift having a major effect on our operations and financial results (such as a disposition of a reportable segment or subsegment or major line of business). For discontinued operations, we classify for all periods presented the associated: assets as held for sale on our consolidated balance sheets; and results of operations as discontinued operations on our consolidated statements of operations (including interest expense on debt specifically identifiable to such components).

For periods in which a property not reported as discontinued operations is classified as held for sale, we classify the assets of the property’s asset group as held for sale on our consolidated balance sheets.

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
•above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate reflective of the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to lease revenue over the remaining lease terms of the respective leases, and to renewal periods in the case of below-market leases;

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Leased Assets, as a Lessee

We recognize right-of-use assets and lease liabilities for land and other assets leased by us from third parties for terms of at least one year. We recognize lease expense over lease terms on a straight-line basis for operating leases and on an effective interest method basis for finance leases. In determining right-of-use assets and lease liabilities, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms under our land leases are usually significantly longer than the terms of borrowings available to us on a fully-collateralized basis, our estimates of rates for such leases require significant judgment, and consider factors such as estimated interest rates available to us on a fully-collateralized basis for shorter-termed debt and U.S. Treasury rates.

We elected to apply a package of practical expedients that enabled us to carry forward, upon adoption, our historical assessments of: expired or existing leases regarding their lease classification; and whether any expired or existing contracts are, or contain, leases. We also elected a practical expedient that enabled us to avoid the need to assess whether expired or existing land easements not previously accounted for as leases are, or contain, a lease.

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

Receivables and Credit Losses

We evaluate our receivables from customers and borrowers for collectability and recognize estimated credit losses on these receivables. We use judgment in estimating these losses based on the credit status of the entities associated with the individual receivables and payment history.

Effective January 1, 2020, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. We adopted this guidance using the modified retrospective transition method under which we recognized a $5.5 million allowance for credit losses by means of a cumulative-effect adjustment to cumulative distributions in excess of net income and did not adjust prior comparative reporting periods. Our consolidated statements of operations reflect adjustments for changes in our expected credit losses occurring subsequent to adoption of this guidance.

Our items within the scope of this guidance included the following:

•investing receivables, as disclosed in Note 8;
•tenant notes receivable;
•net investment in sales-type leases;

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We estimate expected credit losses for in-scope items using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items within the scope of this guidance and the unique risk characteristics of such items, we individually assign each in-scope item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items in which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our notes receivable from the City of Huntsville disclosed in Note 8 and a tax incremental financing obligation disclosed in Note 19).

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

Intangible Assets and Deferred Revenue on Property Acquisitions

We amortize intangible assets and deferred revenue on property acquisitions as follows:

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred Leasing Costs

We defer costs incurred to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. We classify leasing costs paid as an investing activity on our statements of cash flows since such costs are necessary in order for us to generate long-term future cash flows from our properties. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the shortened term of the lease.
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

Noncontrolling Interests

Our consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT and interests in consolidated real estate joint ventures not owned by us (discussed further in Note 6). We evaluate whether noncontrolling interests are subject to redemption features outside of our control. We classify noncontrolling interests that are currently redeemable for cash at the option of the holders or are probable of becoming redeemable as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on our consolidated balance sheets. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets.

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

Upon lease commencement, we evaluate leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, we classify the lease as an operating lease. Upon commencement of sales-type leases, we derecognize the underlying asset, recognizing in its place a net investment in the lease equal to the sum of the lease receivable and the present value of any unguaranteed residual asset and recognize any selling profit or loss created as a result of the difference between those two amounts. Similarly, for direct financing leases, the lessor derecognizes the underlying asset and recognizes a net investment in the lease, but, unlike in a sales-type lease, defers profit and amortizes it as interest income over the lease term. Our leases of properties as lessor are predominantly classified as operating leases, for which the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as described further below.

We recognize minimum rents on operating leases, net of abatements, on a straight-line basis over the term of tenant leases. A lease term commences when: (1) the tenant has control of the leased space (legal right to use the property); and (2) we have delivered the premises to the tenant as required under the terms of the lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by us as the lessor. When assessing the expected lease end date, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. While a significant portion of our portfolio is leased to the USG, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain for most of these leases.

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

In connection with a tenant’s entry into, or modification of, a lease, if we make cash payments to, or on behalf of, the tenant for purposes other than funding the construction of landlord assets, we generally defer the amount of such payments as lease incentives. As discussed above, when we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets; if the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset. We amortize lease incentives as a reduction of rental revenue over the term of the lease.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2019, we adopted guidance issued by the FASB setting forth principles for the recognition, measurement, presentation and disclosure of leases, which required lessors of real estate to account for leases using an approach substantially equivalent to guidance previously in place for operating leases, direct financing leases and sales-type leases.  Upon adoption, we elected to apply a package of practical expedients that enabled us to carry forward upon adoption our historical assessments of: expired or existing leases regarding their lease classification and deferred recognition of non-incremental direct leasing costs; and whether any expired or existing contracts are, or contain, leases. We also elected a practical expedient that enabled us to avoid the need to assess whether expired or existing land easements not previously accounted for as leases are, or contain, a lease. In addition, we elected a practical expedient to avoid separating non-lease components that otherwise would need to be accounted for under revenue accounting guidance (such as tenant reimbursements of property operating expenses) from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; this enables us to account for the combination of the lease component and non-lease components as an operating lease since the lease component is the predominant component of the combined components.

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

In determining whether the performance obligations of each construction contract should be accounted for separately versus together, we consider numerous factors that may require significant judgment, including: whether the components contracted are substantially the same with the same pattern of transfer; whether the customer could contract with another party to perform construction based on our design project; and whether the customer can elect not to move forward after the design phase of the contract. Most of our contracts have a single performance obligation as the promise to transfer the services is not separately identifiable from other obligations in the contracts and, therefore, are not distinct. Some contracts have multiple performance obligations, most commonly due to having distinct project phases for design and construction that our customer is managing separately. In these cases, we allocate the transaction price between these performance obligations based on the relative standalone selling prices, which we determine by evaluating: the relative costs of each performance obligation; the expected operating margins (which typically do not vary significantly between obligations); and amounts set forth in the contracts for each obligation. Contract modifications, such as change orders, are routine for our construction contracts and are generally determined to be additions to the existing performance obligations because they would have been part of the initial performance obligations if they were identified at the initial contract date.

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

Construction contract cost estimates are based primarily on contracts in place with subcontractors to complete most of the work, but may also include assumptions, such as performance of subcontractors and cost and availability of materials, to project the outcome of future events over the course of the project. We review and update these estimates regularly as a significant change could affect the profitability of our construction contracts. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method as the modification does not create a new performance obligation. Under this method,

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the impact of an adjustment to profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss in the quarter it is identified.

Our timing of revenue recognition for construction contracts generally differs from the timing of invoicing to customers. We recognize construction contract revenue as we satisfy our performance obligations. Payment terms and conditions vary by contract type. Under most of our contracts, we bill customers monthly, as work progresses, in accordance with the contract terms, with payment due in 30 days, although customers occasionally pay in advance of services being provided. We have determined that our contracts generally do not include a significant financing component. The primary purpose of the timing of our invoicing is for convenience, not to receive financing from our customers or to provide customers with financing. Additionally, the timing of transfer of the services is often at the discretion of the customer.

Under most of our contracts, we bill customers one month subsequent to revenue recognition, resulting in contract assets representing unbilled construction revenue.

Our contract liabilities consist of advance payments from our customers or billings in excess of construction contract revenue recognized.

Expense Classification
We classify as property operating expenses costs incurred for property taxes, ground rents, utilities, property management, insurance, repairs and exterior and interior maintenance, as well as associated labor and indirect costs attributable to these costs.

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

We compute the fair value of restricted shares, time-based PIUs (“TB-PIUs”) and deferred share awards based on the fair value of COPT common shares on the grant date. We compute the fair value of PSUs and performance-based PIUs (“PB-PIUs”) using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value is the market value on the grant date; the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility is based on historical volatility of COPT’s common shares.

Income Taxes

COPT elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, COPT must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders. As a REIT, COPT generally will not be subject to Federal income tax on taxable income that it distributes to its shareholders. If COPT fails to qualify as a REIT in any tax year, it will be subject to Federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Ordinary income	33.3%	45.1%	54.4%
Long-term capital gain	57.3%	54.9%	45.6%
Return of capital	9.4%	—%	—%

The dividends allocated to each of the above years for Federal income tax purposes included dividends paid on COPT’s common shares during each of those years except for the dividends paid on January 15, 2021 and 2020 (with a record date of December 31, 2020 and 2019, respectively), which were allocated for Federal income tax purposes to 2020 and 2019, respectively.

We distributed all of COPT’s REIT taxable income in 2021, 2020 and 2019 and, as a result, did not incur Federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $18 million lower than the amount reported on our consolidated balance sheet as of December 31, 2021.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $2.6 million as of December 31, 2021 and $3.0 million as of December 31, 2020, and is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2021 and 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  The fair values of our investing receivables, as disclosed in Note 8, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 10, we estimated the fair value of our unsecured senior notes based on quoted market rates for our senior notes (categorized within Level 1 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.

For additional fair value information, refer to Note 8 for investing receivables, Note 10 for debt and Note 11 for interest rate derivatives.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,485	$—	$—	$2,485
Other	71	—	—	71
Other marketable securities (1)	33	—	—	33
Interest rate derivatives (1)	—	355	—	355
Total assets	$2,589	$355	$—	$2,944
Liabilities:
Deferred compensation plan liability (2)	$—	$2,556	$—	$2,556
Interest rate derivatives	—	3,644	—	3,644
Total liabilities	$—	$6,200	$—	$6,200

December 31, 2020:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$3,008	$—	$—	$3,008
Other	19	—	—	19
Other marketable securities (1)	30	—	—	30
Total assets	$3,057	$—	$—	$3,057
Liabilities:
Deferred compensation plan liability (2)	$—	$3,027	$—	$3,027
Interest rate derivatives	—	9,522	—	9,522
Total liabilities	$—	$12,549	$—	$12,549

(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2) Included in the line entitled “other liabilities” on our consolidated balance sheet.
4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$572,900	$522,219
Buildings and improvements	3,670,133	3,444,804
Less: Accumulated depreciation	(1,152,523)	(1,052,007)
Operating properties, net	$3,090,510	$2,915,016

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Discontinued Operations

As of December 31, 2021, our wholesale data center was under contract to be sold, and the sale was completed on January 25, 2022. Our wholesale data center, a separate reportable segment, is reported herein as discontinued operations. The table below sets forth the components of our wholesale data center’s assets classified as held for sale on our consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Properties, net	$191,857	$200,264
Deferred rent receivable	462	1,025
Intangible assets on property acquisitions, net	73	95
Deferred leasing costs, net	307	436
Assets held for sale, net	$192,699	$201,820

The table below sets forth our wholesale data center’s results of operations included in discontinued operations on our consolidated statements of operations and its operating and investing cash flows included on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues from real estate operations	$30,490	$27,011	$29,405
Property operating expenses	(16,842)	(13,044)	(12,694)
Depreciation and amortization associated with real estate operations	(10,290)	(11,690)	(12,061)
Discontinued operations	3,358	2,277	4,650

Cash flows from operating activities	$10,930	$16,051	$18,626
Cash flows from investing activities	$(1,912)	$(11,485)	$(805)

2021 Dispositions

On June 2, 2021, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $118.8 million and retained a 10% interest in the properties through B RE COPT DC JV III LLC (“BRE-COPT 3”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $106.9 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $40.2 million.

On December 30, 2021, we sold a property that was previously removed from service from our data center shells sub-segment for $30.0 million and recognized a gain on sale of $25.9 million.

2021 Development Activities

In 2021, we placed into service 766,000 square feet in eight newly-developed properties. As of December 31, 2021, we had 11 properties under development, including one partially-operational property, that we estimate will total 1.7 million square feet upon completion.

2020 Dispositions

On October 30, 2020, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $89.7 million and retained a 10% interest in the properties through B RE COPT DC JV II LLC (“BRE-COPT 2”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $80.7 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $30.0 million.

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

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases encompass all, or a portion, of properties, with various expiration dates. Our lease revenue is comprised of: fixed lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below- market lease intangibles; and variable lease revenue, including tenant expense recoveries, lease termination revenue and other revenue from tenants that is not fixed under leases. The table below sets forth our composition of lease revenue recognized between fixed and variable lease revenue (in thousands):

	For the Years Ended December 31,
Lease revenue (1)	2021	2020	2019
Fixed	$436,768	$404,244	$392,341
Variable	116,900	104,870	100,824
	$553,668	$509,114	$493,165
(1)Excludes lease revenue from discontinued operations of which $22.3 million, $21.3 million and $20.0 million was fixed and $8.2 million, $5.7 million and $9.3 million was variable for 2021, 2020 and 2019, respectively.

A significant concentration of our lease revenue from continuing operations was earned from our largest tenant, the USG, including 36% in 2021 and 37% in 2020 and 2019 of our total lease revenue, and 26% in 2021 and 27% in 2020 and 2019 of our fixed lease revenue. Our lease revenue from the USG in 2021, 2020 and 2019 was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Northern Virginia Defense/IT (“NoVA Defense/IT”) reportable sub-segments (see Note 16).

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2021
Year Ending December 31,	Operating leases	Sales-type leases
2022	$430,910	$960
2023	391,551	960
2024	344,256	960
2025	256,725	960
2026	193,051	960
Thereafter	939,463	3,556
Total contractual payments	$2,555,956	8,356
Less: Amount representing interest		(2,162)
Net investment in sales-type leases		$6,194

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Lessee Arrangements

As of December 31, 2021, our balance sheet included $40.6 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating. The land leases have long durations with remaining terms ranging from 27 years to 79 years (excluding extension options). As of December 31, 2021, our right-of-use assets included:

•$10.9 million for land in a business park in Huntsville, Alabama under 16 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 41 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
•$9.9 million for land underlying operating office properties in Washington, D.C. under two leases with remaining terms of approximately 78 years;
•$6.4 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 27 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
•$6.1 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 61 to 72 years;
•$5.1 million for data center space in Phoenix, Arizona with a remaining term of three years and an option to renew for an additional five years that were not included in the term used in determining the asset balance; and
•$2.2 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 46 years, all of the rent on which was previously paid.

Our property right-of-use assets consisted of the following (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2021	2020
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$38,361	$40,570
Finance leases - Property (1)	Property - finance right-of-use assets	2,238	40,425
Total right-of-use assets		$40,599	$80,995
(1)On October 22, 2021, we acquired land leased in Washington, D.C., for which we had a $37.8 million right-of-use asset as of December 31, 2021, for a nominal amount under a bargain purchase option.

Property lease liabilities consisted of the following (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2021	2020
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,342	$30,746
Finance leases - Property	Other liabilities	—	28
Total lease liabilities		$29,342	$30,774

As of December 31, 2021, our operating leases had a weighted average remaining lease term of 51 years and a weighted average discount rate of 7.16%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Years Ended December 31,
Lease cost		2021	2020	2019
Operating lease cost
Property leases - fixed	Property operating expenses	$4,011	$2,413	$1,664
Property leases - variable	Property operating expenses	45	127	4
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	31	34	30
		$4,087	$2,574	$1,698

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,206	$1,694	$1,004
Financing cash flows for financing leases	$14	$674	$14

Payments on property operating leases were due as follows (in thousands):

Year Ending December 31,	December 31, 2021
2022	$3,297
2023	3,352
2024	3,403
2025	1,749
2026	1,530
Thereafter	122,448
Total lease payments	135,779
Less: Amount representing interest	(106,437)
Lease liability	$29,342

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2021 (dollars in thousands):

		Nominal Ownership %		December 31, 2021 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$478,739	$89,589	$93,730
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	165,806	—	1,406
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	101,515	60,795	52,589
				$746,060	$150,384	$147,725
(1)Excludes amounts eliminated in consolidation.
(2)As discussed below, we fund all capital requirements. Our partner generally receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.

Each of these joint ventures are engaged in the development and operation of real estate. We concluded that these joint ventures are variable interest entities. We consolidate these joint ventures because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of their properties; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to them. With regard to these joint ventures:

•for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. We had advanced $68.1 million to the City through December 31, 2021 to fund such costs. We also expect to fund additional development costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. Cash flows are generally distributed to the partners as follows: (1) cumulative preferred returns of 13.5% on our partner’s invested capital; (2) cumulative preferred returns of 13.5% on our invested capital; (3) return of our invested capital; (4) return of our partner’s invested capital; and (5) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 2.3 million square feet of construction commencement through December 31, 2021. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in COPLP;

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•for Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. As of December 31, 2021, we also had a $112.0 million construction loan to the joint venture, which is eliminated in consolidation, that carries an interest rate of LIBOR plus 2.35% and had a balance of $92.2 million; the loan matures on August 11, 2024, and we have priority for repayment in full of borrowings and accrued interest on the loan over partner distributions of any future refinancing proceeds or other available cash flows. Our partners have the right to require us to acquire some or all of their interests for fair value for a defined period of time from December 2021 until June 2023; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We and our partners each have the right to acquire each other’s interests at fair value beginning in December 2023. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP; and
•for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs in proportion to their respective accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

We disclose the activity of our redeemable noncontrolling interests in Note 12.

The ventures discussed above include only ones in which parties other than us own interests.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				December 31, 2021	December 31, 2020
BRE-COPT 2 (2)	10/30/2020	10%	8	$15,579	$15,988
BREIT-COPT	6/20/2019	10%	9	12,460	13,315
BRE-COPT 3	6/2/2021	10%	2	11,850	—
			19	$39,889	$29,303
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in BRE-COPT 2 was lower than our share of the joint venture’s equity by $7.2 million as of December 31, 2021 and $7.4 million as of December 31, 2020 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Northern Virginia. With regard to these joint ventures:

•BRE-COPT 2 was formed in 2020, when, as described further in Note 4, we sold a 90% interest in two properties and retained a 10% interest in the properties through the joint venture. As discussed below, this joint venture acquired an additional six properties through a transaction completed on December 22, 2020;
•BREIT-COPT was formed in 2019, when, as described further in Note 4, we sold a 90% interest in nine properties and retained a 10% interest in the properties through the joint venture; and
•BRE-COPT 3 was formed in 2021, when, as described further in Note 4, we sold a 90% interest in two properties and retained a 10% interest in the properties through the joint venture.

We concluded that these joint ventures are variable interest entities. Under the terms of the joint venture agreements, we and our partners receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investments, subject to certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

We previously also owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), an unconsolidated joint venture that owned and operated six triple-net leased, single tenant data center shell properties in Northern Virginia. On December 22, 2020, we sold, through a series of transactions, 80% of our 50% interests in the properties and associated mortgage debt that we owned through GI-COPT. We received $60 million in proceeds and a 10% retained interest in the LLCs through BRE-COPT 2, and recognized a gain of $29.4 million on the sale of these interests. GI-COPT was dissolved upon completion of these transactions.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Intangible Assets on Property Acquisitions

Intangible assets on property acquisitions consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$125,591	$118,983	$6,608	$128,693	$120,010	$8,683
Tenant relationship value	58,082	50,701	7,381	58,082	48,163	9,919
Above-market leases	13,718	13,435	283	13,718	13,380	338
Other	1,333	1,038	295	1,333	1,024	309
	$198,724	$184,157	$14,567	$201,826	$182,577	$19,249

Amortization of intangible assets on property acquisitions from continuing and discontinued operations totaled $4.7 million in 2021, $8.0 million in 2020 and $8.7 million in 2019. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: five years; tenant relationship value: eight years; above-market leases: seven years; and other: 21 years. The approximate weighted average amortization period for all of the categories combined is seven years. The estimated amortization (to amortization associated with real estate operations, rental revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $3.2 million for 2022; $2.8 million for 2023; $2.2 million for 2024; $2.0 million for 2025; and $1.3 million for 2026.

8.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2021	2020
Notes receivable from the City of Huntsville	$77,784	$65,564
Other investing loans receivable	6,041	6,041
Amortized cost basis	83,825	71,605
Allowance for credit losses	(1,599)	(2,851)
Investing receivables, net	$82,226	$68,754

The balances above include accrued interest receivable, net of allowance for credit losses, of $5.3 million as of December 31, 2021 and $4.8 million as of December 31, 2020.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which compounds annually on March 1, will be repaid using the real estate taxes generated by the properties developed by the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville will be required to issue bonds to repay the notes and the accrued and unpaid interest thereon. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the developed properties in 2045.

Our other investing loans receivable carry an interest rate of 8.0% and mature in 2022.

The fair value of these receivables was approximately $84 million as of December 31, 2021 and $73 million as of December 31, 2020.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Lease incentives, net	$51,486	$35,642
Construction contract costs in excess of billings, net	22,384	10,343
Prepaid expenses	20,058	19,690
Furniture, fixtures and equipment, net	9,599	10,433
Net investment in sales-type leases	6,194	6,573
Non-real estate equity investments	5,544	5,509
Restricted cash	4,054	3,664
Marketable securities in deferred compensation plan	2,556	3,027
Deferred tax asset, net	1,841	1,989
Deferred financing costs, net (1)	1,314	2,439
Other assets	5,708	5,274
Prepaid expenses and other assets, net	$130,738	$104,583
(1)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2021	2020
Operating loss carry forward	$1,835	$2,087
Property	30	103
Valuation allowance	(24)	(201)
Deferred tax asset, net	$1,841	$1,989

We recognize a valuation allowance on our deferred tax asset if we believe that all, or some portion, of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2021 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of December 31,		December 31, 2021

	2021	2020	Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt (2)	$86,960	$139,991	3.82% - 4.62% (3)	2023-2026
Variable rate secured debt	33,667	115,119	LIBOR + 1.45% to 1.55% (4)	2025-2026
Total mortgage and other secured debt	120,627	255,110
Revolving Credit Facility	76,000	143,000	LIBOR + 0.775% to 1.45% (5)	March 2023
Term Loan Facility	299,420	398,447	LIBOR + 1.00% to 1.65% (6)	December 2022
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	395,491	394,464	2.25% (7)	March 2026
2.00%, $400,000 aggregate principal	396,512	—	2.00% (8)	January 2029
2.75%, $600,000 aggregate principal	589,060	—	2.75% (9)	April 2031
2.90%, $400,000 aggregate principal	394,441	—	2.90% (10)	December 2033
3.60%, $350,000 aggregate principal	—	348,888	3.60% (11)	N/A
5.25%, $250,000 aggregate principal	—	248,194	5.25% (12)	N/A
5.00%, $300,000 aggregate principal	—	297,915	5.00% (13)	N/A
Unsecured note payable	753	900	0% (14)	May 2026
Total debt, net	$2,272,304	$2,086,918

(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.8 million as of December 31, 2021 and $5.9 million as of December 31, 2020.
(2)Certain of the fixed rate mortgages carry interest rates that, upon assumption, were above or below market rates and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $155,000 as of December 31, 2020.
(3)The weighted average interest rate on our fixed rate mortgage debt was 4.07% as of December 31, 2021.
(4)The weighted average interest rate on our variable rate secured debt was 1.62% as of December 31, 2021.
(5)The weighted average interest rate on the Revolving Credit Facility was 1.20% as of December 31, 2021.
(6)The interest rate on this loan was 1.10% as of December 31, 2021.
(7)The carrying value of these notes reflects an unamortized discount totaling $3.6 million as of December 31, 2021 and $4.5 million as of December 31, 2020. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(8)The carrying value of these notes reflects an unamortized discount totaling $2.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%. Refer to paragraph below for further disclosure.
(9)The carrying value of these notes reflects an unamortized discount totaling $9.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%. Refer to paragraph below for further disclosure.
(10)The carrying value of these notes reflects an unamortized discount totaling $4.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%. Refer to paragraph below for further disclosure.
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
(13)The carrying value of these notes reflects an unamortized discount totaling $1.8 million as of December 31, 2020.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%. Refer to paragraph below for further disclosure.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $108,000 as of December 31, 2021 and $161,000 as of December 31, 2020.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2021, we were compliant with these financial covenants.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2021
2022	$303,333
2023	94,953
2024	29,983
2025	23,717
2026	446,300
Thereafter	1,400,000
Total	$2,298,286	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $26.0 million.

We capitalized interest costs of $6.5 million in 2021, $12.1 million in 2020 and $10.8 million in 2019.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,775,504	$1,809,950	$1,289,461	$1,334,342
Other fixed-rate debt	87,713	87,339	140,891	142,838
Variable-rate debt	409,087	409,639	656,566	654,102
	$2,272,304	$2,306,928	$2,086,918	$2,131,282

Revolving Credit Facility

We have an unsecured revolving credit facility (referred to herein as the “Revolving Credit Facility”) with an aggregate lender commitment of $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. The facility matures on March 10, 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. The interest rate on the facility is based on LIBOR plus 0.775% to 1.450%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2021, the maximum borrowing capacity under this facility totaled $800.0 million, of which $724.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $135.8 million in 2021 and $204.9 million in 2020. The weighted average interest rate on our Revolving Credit Facility was 1.18% in 2021 and 1.55% in 2020.

Term Loan Facilities

As of December 31, 2021, we had an unsecured term loan facility that carries a variable interest rate based on the LIBOR rate (customarily the 30-day rate) plus 1.00% to 1.65%, as determined by: a ratio of our debt to our assets; and the credit ratings assigned to COPLP by the Ratings Agencies. We amended this loan in 2020 to increase the loan amount by $150.0 million and change the interest terms, and repaid $100.0 million of the loan in 2021.

In connection with our Revolving Credit Facility discussed above, we have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unsecured Senior Notes

During 2020 and 2021, we issued the following unsecured senior notes:

•$400.0 million of 2.25% Senior Notes due 2026 (the “2.25% Notes”) at an initial offering price of 99.42% of their face value on September 17, 2020, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $395.3 million. The notes mature on March 15, 2026;
•$600.0 million of 2.75% Senior Notes due 2031 (the “2.75% Notes”) at an initial offering price of 98.95% of their face value on March 11, 2021, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $589.8 million. The notes mature on April 15, 2031;
•$400.0 million of 2.00% Senior Notes due 2029 (the “2.00% Notes”) at an initial offering price of 99.97% of their face value on August 11, 2021, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $397.4 million. The notes mature on January 15, 2029; and
•$400.0 million of 2.90% Senior Notes due 2033 (the “2.90% Notes”) at an initial offering price of 99.53% of their face value on November 17, 2021, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $395.4 million. The notes mature on December 1, 2033.

We may redeem our unsecured senior notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (35 basis points for the 2.25% Notes, 25 basis points for the 2.75% Notes, 20 basis points for the 2.00% Notes and 25 basis points for the 2.90% Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after a defined date (February 15, 2026 for the 2.25% Notes, January 15, 2031 for the 2.75% Notes, November 15, 2028 for the 2.00% Notes and September 1, 2033 for the 2.90% Notes), the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

During 2020 and 2021, we purchased or redeemed the following unsecured senior notes:

•purchased pursuant to a tender offer $122.9 million of our 3.70% Senior Notes due 2021 (the “3.70% Notes”) on September 17, 2020 for $126.0 million, plus accrued interest; and redeemed the remaining $177.1 million of the 3.70% Notes on October 19, 2020 for $180.9 million plus accrued interest. In connection with this purchase and redemption, we recognized a loss on early extinguishment of debt of $7.3 million in 2020;
•purchased pursuant to tender offers $184.4 million of 3.60% Senior Notes due 2023 (the “3.60% Notes”) for $196.7 million and $145.6 million of 5.25% Senior Notes due 2024 (the “5.25% Notes”) for $164.7 million, plus accrued interest effective March 11, 2021; and on April 12, 2021, redeemed the remaining $165.6 million of 3.60% Notes for $176.3 million and $104.4 million of 5.25% Notes for $117.7 million, plus accrued interest. In connection with these purchases and redemptions, we recognized a loss on early extinguishment of debt of $58.4 million in 2021; and
•redeemed $300.0 million of 5.00% Senior Notes due 2025 on November 18, 2021 for $336.4 million plus accrued interest. We recognized a loss on early extinguishment of debt of $38.2 million for this redemption in 2021.

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2021	2020
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(1,361)	$(3,394)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(1,365)	(3,401)
$50,000	(1)	1.908%	One-Month LIBOR	9/1/2016	12/1/2022	(684)	(1,704)
$11,120	(2)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	(234)	(733)
$23,000	(3)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	355	(290)
						$(3,289)	$(9,522)
(1)Refer to additional disclosure below.
(2)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(3)The notional amount of this instrument is scheduled to amortize to $22.1 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk except for the swap with a $50.0 million notional amount. We discontinued hedge accounting for this swap effective in December 2021 when we determined that some of its hedged forecasted transactions were probable not to occur due to our entry into a contract to sell our wholesale data center and

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the debt pay down expected upon completion of the sale. This resulted in our reclassification of $221,000 in losses from AOCL to interest expense in our statement of operations.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2021	2020
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$355	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives (liabilities)	$(2,960)	$(9,522)
Interest rate swap not designated	Interest rate derivatives (liabilities)	$(684)	$—

The tables below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCL on Derivatives			Amount of (Loss) Gain Reclassified from AOCL into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2021	2020	2019	2021	2020	2019
Interest rate derivatives	$1,379	$(39,454)	$(24,321)	$(5,048)	$(3,725)	$1,415

	Amount of Loss Reclassified from AOCL into Loss on Interest Rate Derivatives on Statement of Operations			Amount of Loss Recognized on Undesignated Swaps in Loss on Interest Rate Derivatives on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2021	2020	2019	2021	2020	2019
Interest rate derivatives	$—	$(51,865)	$—	$—	$(1,265)	$—

As described further in Note 10, in September 2020, we completed our issuance of the 2.25% Notes. In August 2020, in anticipation of pursuing such an issuance, we determined that the forecasted transactions hedged by three interest rate swaps with an effective date of June 30, 2020 and an aggregate notional amount of $225.0 million were no longer probable of occurring, resulting in our discontinuance of hedge accounting on these swaps. When we consummated the note issuance in September 2020, we determined that it was probable that the forecasted transactions would not occur, resulting in our reclassification of $51.9 million in losses from AOCL to loss on interest rate derivatives on our statements of operations. On September 22, 2020, we cash settled these swaps and accrued interest thereon for an aggregate amount of $53.1 million.

Based on the fair value of our derivatives as of December 31, 2021, we estimate that approximately $3.4 million of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2021, we were not in default with any of these provisions.  As of December 31, 2021, the fair value of interest rate derivatives in a liability position related to these agreements was $3.7 million, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2021, we had not posted any collateral related to these agreements. If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $4.1 million as of December 31, 2021.

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

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$25,430	$29,431	$26,260
Distributions to noncontrolling interests	(3,307)	(14,034)	(2,413)
Net income attributable to noncontrolling interests	3,160	3,426	3,835
Adjustment to arrive at fair value of interests	1,615	6,607	1,749
Ending balance	$26,898	$25,430	$29,431

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

13.    Equity

Preferred Shares

As of December 31, 2021, we had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

Common Shares

In November 2018, we established an at-the-market (“ATM”) stock offering program under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300.0 million (the “2018 ATM Program”). Under the 2018 ATM Program, we may also, at our discretion, sell common shares under forward equity sales agreements. As of December 31, 2021, we had not issued any shares under the 2018 ATM Program.

In 2019, we issued 1.6 million shares for net proceeds of $46.5 million under forward equity sale agreements no longer in effect to issue shares at an initial gross offering price of $31.00 per share, before underwriting discounts, commissions and offering expenses. The forward sale price received upon physical settlement of the agreements was subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread, and was decreased on each of certain dates specified in the agreements during the term of the agreements.

Certain holders of COPLP common units converted their units into common shares on the basis of one common share for each common unit in the amount of 8,054 in 2021, 14,009 in 2020 and 105,039 in 2019.

We declared dividends per common share of $1.10 in 2021, 2020 and 2019.

We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described in Note 2 and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of COPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of our Revolving Credit Facility and unsecured term loan; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of these debt agreements.

See Note 14 for disclosure of common share activity pertaining to our share-based compensation plans.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, we adopted the 2017 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders, and we amended the plan in November 2018 (as amended, the “2017 Plan”). We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 3.4 million of our common shares to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, PIUs, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 11, 2027. Shares for the 2017 Plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
General, administrative and leasing expenses	$6,881	$5,385	$5,748
Property operating expenses	1,098	1,119	966
Capitalized to development activities	719	556	742
Share-based compensation cost	$8,698	$7,060	$7,456

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for awards to our executives and non-employee Trustees and 0% to 8% for awards to all other employees.

As of December 31, 2021, unrecognized compensation costs related to unvested awards included:

•$5.2 million on restricted shares expected to be recognized over a weighted average period of approximately two years;
•$3.0 million on performance-based PIUs (“PB-PIUs”) expected to be recognized over a weighted average performance period of approximately two years;
•$2.7 million on time-based PIUs (“TB-PIUs”) expected to be recognized over a weighted average period of approximately two years; and
•$34,000 on deferred share awards expected to be recognized through May 2022.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2019, 2020 and 2021:

	Shares		Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	438,685		$28.38
Granted	195,520		$26.56
Forfeited	(56,341)		$29.44
Vested	(185,001)		$28.01
Unvested as of December 31, 2019	392,863		$27.49
Granted	166,918		$25.22
Forfeited	(25,773)	(1)	$27.12
Vested	(173,191)		$28.14
Unvested as of December 31, 2020	360,817		$26.16
Granted	177,995		$26.17
Forfeited	(39,664)		$26.62
Vested	(164,575)		$25.95
Unvested as of December 31, 2021	334,573		$26.22
Unvested shares as of December 31, 2021 that are expected to vest	306,658		$26.22
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

The aggregate intrinsic value of restricted shares that vested was $4.3 million in 2021, $4.4 million in 2020 and $4.9 million in 2019.

PIUs

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

TB-PIUs

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. The following table summarizes TB-PIUs under the share-based compensation plan for 2019, 2020 and 2021:

	Number of TB-PIUs		Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	—		N/A
Granted	61,820		$26.01
Unvested as of December 31, 2019	61,820		$26.01
Granted	98,318		$25.47
Forfeited	(20,622)	(1)	$25.50
Vested	(25,182)		$26.30
Unvested as of December 31, 2020	114,334		$25.57
Granted	93,983		$26.16
Vested	(45,244)		$25.28
Unvested as of December 31, 2021	163,073		$25.99
Unvested TB-PIUs as of December 31, 2021 that are expected to vest	162,472		$25.99
(1)Represents TB-PIUs previously awarded to our former Executive Vice President and Chief Operating Officer that were forfeited upon his resignation.

The aggregate intrinsic value of TB-PIUs that vested was $1.2 million in 2021 and $640,000 in 2020.

PB-PIUs

We made the following grants of PB-PIUs to executives in 2019, 2020 and 2021 (dollars in thousands, except per share data):

Grant Date	Number of PB-PIUs Granted	Grant Date Fair Value	Number of PB-PIUs Outstanding as of December 31, 2021 (1)
1/1/2019	193,682	$2,415	156,104
1/1/2020	176,758	$2,891	141,152
1/1/2021	227,544	$3,417	227,544
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

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT’s TSR during the measurement period is negative, the maximum number of earned awards will be limited to the target level payout percentage.  During the performance period, PB-PIUs carry rights to distributions

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

equal to 10% of the distribution rights of non-PIU common units but carry no redemption rights. At the end of the performance period, we will settle the award by issuing vested PIUs equal to the number of earned awards and either:

•for awards granted January 1, 2019 and 2020, paying cash equal to the excess, if any, of: the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date; over the aggregate distributions made on the PB-PIUs during the performance period; or
•for awards granted January 1, 2021, issuing additional vested PIUs equal to the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs during the performance period, divided by the price of our common shares on the settlement date.

If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

Based on COPT’s TSR relative to its peer group of companies, for the 2019 PB-PIUs issued to executives that vested on December 31, 2021, we issued 156,104 PIUs in settlement of the PB-PIUs on February 1, 2022.

We computed grant date fair values for PB-PIUs using Monte Carlo models and are recognizing these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PB-PIUs granted in 2019, 2020 and 2021 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU at Target-Level Award	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2019	$24.94	$21.03	21.0%	2.51%
1/1/2020	$32.71	$29.38	18.0%	1.65%
1/1/2021	$30.03	$26.08	34.7%	0.18%

PSUs

As of December 31, 2021, we had no PSU grants outstanding. Below is information for executive grants of PSUs with performance periods included in these consolidated financial statements (dollars in thousands):

Grant Date	Number of PSUs Granted	Grant Date Fair Value
1/1/2017	39,351	$1,415
1/1/2018	59,110	$1,890

The PSUs each had three-year performance periods concluding on the earlier of the respective performance period end dates or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period were determined based on the percentile rank of COPT’s TSR relative to a peer group of companies, as set forth in the following schedule:

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the percentile rank exceeded the 25th percentile and was between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs was interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we settled the award by issuing fully-vested COPT shares equal to the number of earned PSUs in settlement of the award plan and either:

•for awards granted January 1, 2017, issuing fully-vested COPT shares equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on the settlement date; or
•for awards granted January 1, 2018, paying cash equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date.

If employment was terminated by the employee or by us for cause, all PSUs were forfeited.  PSUs do not carry voting rights.

Based on COPT’s TSR relative to its peer group of companies:

•for the 2017 PSUs that vested on December 31, 2019, we issued 23,181 common shares in settlement of the PSUs on January 13, 2020; and
•for the 2018 PSUs that vested on December 31, 2020, we issued 93,824 common shares in settlement of the PSUs on February 3, 2021.

We computed grant date fair values for PSUs using Monte Carlo models and recognized these values over the performance periods.

Deferred Share Awards

We made the following grants of deferred share awards to non-employee Trustees in 2019, 2020 and 2021 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Award
2019	3,432	$95	$27.60
2020	10,679	$253	$23.68
2021	3,416	$93	$27.12

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We issued 3,097 common shares with a grant date fair value of $26.77 per award and an aggregate intrinsic value of $86,000 in settlement of deferred shares in 2019 (no award settlements occurred in 2020 or 2021).

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the activity for the allowance for credit losses (in thousands):

	For the Years Ended December 31, 2020 and 2021
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures	Total
December 31, 2019	$—	$97	$—	$—	$97
Cumulative effect of change for adoption of credit loss guidance	3,732	325	144	1,340	5,541
Credit loss (recoveries) expense	(881)	729	559	(1,340)	(933)
Other changes	—	52	(60)	—	(8)
December 31, 2020	2,851	1,203	643	—	4,697
Credit loss (recoveries) expense	(1,252)	(146)	270	—	(1,128)
December 31, 2021	$1,599	$1,057	$913	$—	$3,569
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of December 31, 2021 and December 31, 2020 included $218,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $695,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenants notes receivable and sales-type lease receivables by credit risk classification, by origination year as of December 31, 2021 (in thousands):

	Origination Year
	2016 and Earlier	2017	2018	2019	2020	2021	Total
Investing receivables:
Credit risk classification:
Investment grade	$70,434	$1,069	$—	$—	$1,675	$4,606	$77,784
Non-investment grade	—	—	—	6,041	—	—	6,041
Total	$70,434	$1,069	$—	$6,041	$1,675	$4,606	$83,825

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$—	$921	$63	$271	$—	$1,255
Non-investment grade	207	—	132	137	1,724	—	2,200
Total	$207	$—	$1,053	$200	$1,995	$—	$3,455

Sales-type lease receivable:
Credit risk classification:
Investment grade	$—	$—	$—	$—	$6,194	$—	$6,194

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2021.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of December 31, 2021 and 2020 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the years ended December 31, 2021 and 2020.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center; and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); NoVA Defense/IT; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In 2021, we retrospectively classified certain activities with our Other reportable segment that were previously classified with our Wholesale Data Center reportable segment.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Year Ended December 31, 2021
Revenues from real estate operations	$262,120	$62,390	$57,756	$33,757	$35,727	$31,582	$483,332	$66,570	$30,490	$6,668	$587,060
Property operating expenses	(92,521)	(23,218)	(30,535)	(13,617)	(11,618)	(4,086)	(175,595)	(32,623)	(17,424)	(4,577)	(230,219)
UJV NOI allocable to COPT	—	—	—	—	—	4,029	4,029	—	—	—	4,029
NOI from real estate operations	$169,599	$39,172	$27,221	$20,140	$24,109	$31,525	$311,766	$33,947	$13,066	$2,091	$360,870
Additions to long-lived assets	$45,647	$5,823	$—	$4,193	$3,542	$—	$59,205	$35,412	$1,680	$488	$96,785
Transfers from non-operating properties	$70,514	$90,050	$59,323	$—	$22,739	$3,004	$245,630	$39,319	$—	$—	$284,949
Segment assets at December 31, 2021	$1,332,399	$471,760	$198,200	$170,985	$300,252	$350,098	$2,823,694	$555,090	$192,647	$4,031	$3,575,462

Year Ended December 31, 2020
Revenues from real estate operations	$254,197	$57,817	$50,982	$32,869	$22,515	$29,139	$447,519	$60,627	$27,011	$3,568	$538,725
Property operating expenses	(85,032)	(21,321)	(29,055)	(12,655)	(8,119)	(3,195)	(159,377)	(29,144)	(13,543)	(1,776)	(203,840)
UJV NOI allocable to COPT	—	—	—	—	—	6,951	6,951	—	—	—	6,951
NOI from real estate operations	$169,165	$36,496	$21,927	$20,214	$14,396	$32,895	$295,093	$31,483	$13,468	$1,792	$341,836
Additions to long-lived assets	$31,295	$11,620	$—	$7,104	$2,905	$—	$52,924	$17,232	$10,856	$467	$81,479
Transfers from non-operating properties	$21,859	$2,557	$456	$—	$138,122	$230,277	$393,271	$83,091	$—	$—	$476,362
Segment assets at December 31, 2020	$1,277,849	$392,714	$142,137	$178,897	$281,386	$419,929	$2,692,912	$490,422	$201,820	$3,824	$3,388,978

Year Ended December 31, 2019
Revenues from real estate operations	$252,781	$55,742	$51,140	$32,659	$16,593	$26,571	$435,486	$59,611	$29,405	$2,961	$527,463
Property operating expenses	(82,815)	(19,779)	(29,042)	(13,579)	(6,626)	(1,962)	(153,803)	(29,682)	(13,213)	(1,445)	(198,143)
UJV NOI allocable to COPT	—	—	—	—	—	5,705	5,705	—	—	—	5,705
NOI from real estate operations	$169,966	$35,963	$22,098	$19,080	$9,967	$30,314	$287,388	$29,929	$16,192	$1,516	$335,025
Additions to long-lived assets	$34,618	$9,326	$—	$8,912	$1,548	$—	$54,404	$20,925	$893	$128	$76,350
Transfers from non-operating properties	$18,606	$4,548	$10,781	$—	$33,606	$159,472	$227,013	$—	$(1,012)	$—	$226,001
Segment assets at December 31, 2019	$1,280,656	$396,914	$146,592	$184,257	$138,501	$279,099	$2,426,019	$392,319	$202,935	$3,685	$3,024,958

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Segment revenues from real estate operations	$587,060	$538,725	$527,463
Construction contract and other service revenues	107,876	70,640	113,763
Less: Revenues from discontinued operations (Note 4)	(30,490)	(27,011)	(29,405)
Total revenues	$664,446	$582,354	$611,821

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Segment property operating expenses	$230,219	$203,840	$198,143
Less: Property operating expenses from discontinued operations (Note 4)	(16,842)	(13,044)	(12,694)
Total property operating expenses	$213,377	$190,796	$185,449

 The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
UJV NOI allocable to COPT	$4,029	$6,951	$5,705
Less: Income from UJVs allocable to COPT attributable to depreciation and amortization expense and interest expense	(2,930)	(5,120)	(4,065)
Add: Equity in loss of unconsolidated non-real estate entities	(6)	(6)	(7)
Equity in income of unconsolidated entities	$1,093	$1,825	$1,633

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

	For the Years Ended December 31,
	2021	2020	2019
Construction contract and other service revenues	$107,876	$70,640	$113,763
Construction contract and other service expenses	(104,053)	(67,615)	(109,962)
NOI from service operations	$3,823	$3,025	$3,801

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
NOI from real estate operations	$360,870	$341,836	$335,025
NOI from service operations	3,823	3,025	3,801
Interest and other income	7,879	8,574	7,894
Credit loss recoveries	1,128	933	—
Gain on sales of real estate	65,590	30,209	105,230
Gain on sale of investment in unconsolidated real estate joint venture	—	29,416	—
Equity in income of unconsolidated entities	1,093	1,825	1,633
Income tax (expense) benefit	(145)	(353)	217
Depreciation and other amortization associated with real estate operations	(137,543)	(126,503)	(125,008)
Impairment losses	—	(1,530)	(329)
General, administrative and leasing expenses	(36,127)	(33,001)	(35,402)
Business development expenses and land carry costs	(4,647)	(4,473)	(4,239)
Interest expense	(65,398)	(67,937)	(71,052)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(4,029)	(6,951)	(5,705)
Revenues from real estate operations from discontinued operations (Note 4)	(30,490)	(27,011)	(29,405)
Property operating expenses from discontinued operations (Note 4)	16,842	13,044	12,694
Loss on early extinguishment of debt	(100,626)	(7,306)	—
Loss on interest rate derivatives	—	(53,196)	—
Income from continuing operations	$78,220	$100,601	$195,354

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	As of December 31,
	2021	2020
Segment assets	$3,575,462	$3,388,978
Operating properties lease liabilities included in segment assets	29,342	30,721
Non-operating property assets	449,144	466,991
Other assets	208,504	190,333
Total consolidated assets	$4,262,452	$4,077,023

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes. In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, gain on sale of investment in unconsolidated real estate joint venture, loss on early extinguishment of debt, loss on interest rate derivatives and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss recoveries, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.      Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Construction contract revenue:
GMP	$68,113	$22,032	$67,708
Cost-plus fee	24,260	34,025	34,386
FFP	13,897	12,373	10,688
Other	1,606	2,210	981
	$107,876	$70,640	$113,763

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Construction contract revenue:
Construction	$104,020	$66,087	$112,170
Design	2,250	2,343	612
Other	1,606	2,210	981
	$107,876	$70,640	$113,763

We derived 79% of our construction contract revenue from the USG in 2021, 55% in 2020 and 74% in 2019.

We recognized an insignificant amount of revenue in 2021, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Beginning balance	$13,997	$12,378
Ending balance	$7,193	$13,997

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Beginning balance	$10,343	$17,223
Ending balance	$22,384	$10,343

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Beginning balance	$4,610	$1,184
Ending balance	$2,499	$4,610
Portion of beginning balance recognized in revenue during the year	$2,664	$757

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2021 that will be recognized as revenue in future periods was $147.8 million, of which we expect to recognize approximately $98 million in 2022.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of December 31, 2021 and December 31, 2020. Our credit loss expense on construction contracts receivable or unbilled construction revenue was $211,000 in 2021 and $528,000 in 2020, and was insignificant in 2019.

18.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to redeemable noncontrolling interests, share-based compensation awards and forward equity sale agreements using the if-converted or treasury stock methods; and
•the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we add to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations	$78,220	$100,601	$195,354
Income from continuing operations attributable to noncontrolling interests	(4,994)	(5,477)	(8,255)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(467)	(433)	(638)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$72,759	$94,691	$186,461
Redeemable noncontrolling interests	(128)	—	132
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	44	27	33
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$72,675	$94,718	$186,626
Discontinued operations	3,358	2,277	4,650
Discontinued operations attributable to noncontrolling interests	(43)	(27)	(57)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	6	2	(18)
Numerator for diluted EPS on net income attributable to COPT common shareholders	$75,996	$96,970	$191,201

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	111,960	111,788	111,196
Dilutive effect of redeemable noncontrolling interests	128	—	119
Dilutive effect of share-based compensation awards	330	288	308
Denominator for diluted EPS (common shares)	112,418	112,076	111,623

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.65	$0.85	$1.68
Discontinued operations attributable to COPT common shareholders	0.03	0.02	0.04
Net income attributable to COPT common shareholders	$0.68	$0.87	$1.72
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.65	$0.85	$1.67
Discontinued operations attributable to COPT common shareholders	0.03	0.02	0.04
Net income attributable to COPT common shareholders	$0.68	$0.87	$1.71

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2021	2020	2019
Conversion of common units	1,257	1,236	1,299
Conversion of redeemable noncontrolling interests	804	957	896
Conversion of Series I Preferred Units	—	171	176

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 412,000 for 2021, 430,000 for 2020 and 441,000 for 2019;
•weighted average TB-PIUs of 158,000 for 2021, 89,000 for 2020 and 51,000 for 2019;
•weighted average options of 12,000 for 2019; and
•weighted average shares related to forward equity sale agreements of 376,000 for 2019.

19.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2021, management believes that it is reasonably possible that we could recognize a loss of up to $3.6 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $31 million as of December 31, 2021. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2021, we do not expect any such future fundings will be required.

Effects of COVID-19

As of the date of this filing, spread of COVID-19 continues world- and nation-wide. Since the beginning of 2021, the United States has significantly increased the proportion of the population that has received COVID-19 vaccines, and there is increased confidence that spread of COVID-19 can, to a large extent, be contained through vaccinations and wearing masks indoors in public. As a result, most restrictive measures previously instituted by governments and other authorities to control spread have been gradually lifted and an increased proportion of the population has resumed a return to normal activities. However, there continues to be significant uncertainty regarding the duration and extent of the pandemic due to factors such as the continuing spread of the virus, the pace of world- and nation-wide vaccination efforts, the continued emergence of new variants of the virus and the efficacy of vaccines against such variants. While the pandemic has impacted the operations of much of the commercial

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

real estate industry, we believe that we have been less susceptible to such impact due to our portfolio’s significant concentration in Defense/IT Locations. As a result, we believe that we have not been significantly affected by the pandemic.

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

20.     Quarterly Data (Unaudited)

The tables below set forth selected quarterly information for the years ended December 31, 2021 and 2020 (in thousands, except per share/unit data). We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income, including amounts reclassified in conjunction with the transfer of our wholesale data center to discontinued operations in December 2021.

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$154,388	$157,207	$166,919	$185,932	$138,625	$138,321	$148,801	$156,607

(Loss) income from continuing operations	$(6,894)	$43,219	$28,343	$13,552	$24,426	$24,984	$(30,991)	$82,182
Discontinued operations	815	679	451	1,413	1,124	137	(351)	1,367
Net (loss) income	$(6,079)	$43,898	$28,794	$14,965	$25,550	$25,121	$(31,342)	$83,549
Net loss (income) attributable noncontrolling interests	(590)	(1,497)	(1,693)	(1,257)	(1,496)	(1,624)	(503)	(1,881)
Net (loss) income attributable to COPT common shareholders	$(6,669)	$42,401	$27,101	$13,708	$24,054	$23,497	$(31,845)	$81,668

Basic EPS	$(0.06)	$0.38	$0.24	$0.12	$0.21	$0.21	$(0.29)	$0.73
Diluted EPS	$(0.06)	$0.38	$0.24	$0.12	$0.21	$0.21	$(0.29)	$0.73

21.    Subsequent Event

On January 25, 2022, we sold 9651 Hornbaker Road in Manassas, Virginia, our wholesale data center, for $222.5 million, resulting in a gain on sale of approximately $29 million.

Corporate Office Properties Trust and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$—	$26,715	$58,002	$36,662	$26,715	$94,664	$121,379	$(25,616)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	71,089	—	—	71,089	71,089	(2,340)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	9,281	—	20,533	76	—	20,609	20,609	(4,525)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	9,913	—	19,593	88	—	19,681	19,681	(3,912)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	404	364	3,513	3,877	(1,679)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	11,441	—	22,389	141	—	22,530	22,530	(4,509)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,775	10,290	—	60,065	60,065	(21,051)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,009	901	2,130	17,910	20,040	(5,952)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	9,749	—	52,213	52,213	(19,797)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	5,893	1,906	13,516	15,422	(7,872)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,876	2,917	17,135	20,052	(11,075)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	6,731	2,517	16,799	19,316	(10,935)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	5,726	3,684	13,243	16,927	(8,014)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	2,540	905	6,160	7,065	(3,423)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	4,952	1,386	10,528	11,914	(6,583)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	9,240	2,847	21,226	24,073	(12,918)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	7,003	2,484	16,753	19,237	(10,779)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	1,632	950	5,496	6,446	(1,193)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	4,915	3,507	35,092	38,599	(13,842)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,784	3,407	25,951	29,358	(11,646)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,832	2,398	14,370	16,768	(9,758)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	5,500	3,731	21,453	25,184	(10,469)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	115	—	1,577	115	1,692	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,730	1,572	13,905	15,477	(7,895)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	5,345	1,615	13,703	15,318	(7,455)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	9,282	3,436	23,684	27,120	(14,024)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	23,731	27,964	75,721	103,685	(31,475)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	17,846	4,415	38,211	42,626	(20,360)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	4,543	5,753	18,158	23,911	(10,774)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(6,678)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(22)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(29)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	75	393	3,398	3,791	(358)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(308)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	1,135	613	3,717	4,330	(1,988)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	2,619	1,856	10,044	11,900	(4,754)	2000	12/28/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,040	522	3,130	3,652	(1,544)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,326	688	5,186	5,874	(3,058)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,596	773	5,690	6,463	(2,989)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	838	436	2,580	3,016	(1,348)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	33,825	10,486	76,164	86,650	(42,720)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	24,092	8,275	58,445	66,720	(28,325)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	543	134	2,254	2,388	(687)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	426	113	1,828	1,941	(543)	2010	9/14/2007
2100 L Street (O)	Washington, DC	—	57,385	94,152	—	57,385	94,152	151,537	(1,987)	2020	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,336	2,995	—	10,331	10,331	(2,274)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,129	1,422	7,848	9,270	(4,369)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	3,049	1,362	8,840	10,202	(5,297)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	2,770	1,094	7,808	8,902	(4,134)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	8,114	2,243	18,533	20,776	(8,947)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	648	692	3,699	4,391	(2,193)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	18,482	8,057	53,070	61,127	(18,418)	1985	3/19/2015
2600 Park Tower Drive (O)	Vienna, VA	—	20,284	34,443	4,621	20,284	39,064	59,348	(8,392)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,565	2,098	22,899	24,997	(12,224)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	7,033	1,737	22,299	24,036	(13,380)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	4,335	2,251	25,946	28,197	(14,988)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	2,897	3,863	32,169	36,032	(14,204)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	3,783	4,611	18,380	22,991	(10,792)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	8,998	8,737	40,610	49,347	(23,935)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	—	—	12,101	1,008	—	13,109	13,109	(2,308)	2009	8/7/2015
300 Secured Gateway (O)	Annapolis Junction, MD	—	—	3,128	—	—	3,128	3,128	—	(7)	3/23/2010
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	2,569	1,517	61,734	63,251	(18,370)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	2,293	2,648	31,980	34,628	(10,987)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	4,875	3,411	29,792	33,203	(12,067)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	3,303	3,260	25,895	29,155	(10,098)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,354	1,422	28,562	29,984	(7,882)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	42,591	—	2,372	42,591	44,963	(6,103)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,530	5,227	261	31,757	32,018	(12,236)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(5,084)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(1,480)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	193	2,748	38,349	41,097	(9,410)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	560	2,185	28,986	31,171	(11,482)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	127	2,067	21,750	23,817	(7,606)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,910	2,605	24,737	27,342	(9,329)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	6	1,656	23,024	24,680	(6,531)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	6,052	—	9,187	—	—	9,187	9,187	(626)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	2,259	1,831	25,516	27,347	(6,032)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	5,269	—	8,020	7	—	8,027	8,027	(506)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	29,534	148	2,370	29,682	32,052	(5,467)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	1,893	1,852	23,456	25,308	(5,746)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,751	817	3,334	4,151	(1,983)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,138	405	2,757	3,162	(1,686)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	180	434	4,002	4,436	(2,195)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	291	344	1,181	1,525	(607)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,394	1,309	5,900	7,209	(3,757)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	878	2,272	14,686	16,958	(3,888)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	24,032	—	—	24,032	24,032	(436)	2020	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	2,874	1,406	8,670	10,076	(4,563)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	3,408	1,200	10,607	11,807	(4,557)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	194	1,878	11,752	13,630	(5,001)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	31,249	41	2,035	31,290	33,325	(3,321)	2017	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,757	—	21,829	21,829	(7,078)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	855	—	5,405	5,405	(1,851)	2007	3/8/2006
560 National Business Parkway (O)	Annapolis Junction, MD	—	2,193	28,973	—	2,193	28,973	31,166	—	(7)	6/29/2006
5801 University Research Court (O)	College Park, MD	11,120	—	17,431	144	—	17,575	17,575	(1,772)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	19,552	—	22,771	1,678	—	24,449	24,449	(8,014)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	20,686	—	31,906	894	—	32,800	32,800	(9,746)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,550	—	—	8,550	8,550	(201)	2020	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	7,636	49,873	—	7,636	49,873	57,509	(276)	2021	6/29/2006
6200 Redstone Gateway (O)	Huntsville, AL	—	—	14,067	—	—	14,067	14,067	—	(7)	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	9,541	1,755	16,560	18,315	(9,466)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,693	1,618	897	14,311	15,208	(4,956)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	2,258	2,683	25,497	28,180	(9,995)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	4,672	1,242	9,641	10,883	(6,399)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	7,318	1,753	41,408	43,161	(11,406)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,492	449	7,531	7,980	(4,042)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	5,689	2,807	24,787	27,594	(14,085)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	4,209	757	1,424	4,966	6,390	(2,627)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	176	675	1,887	2,562	(715)	2008	9/28/2000

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	5,856	1,263	18,317	19,580	(11,133)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,915	890	7,476	8,366	(5,115)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	9,227	3,545	19,143	22,688	(11,631)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	28,312	3,223	3,596	31,535	35,131	(12,711)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	8,551	3,131	20,654	23,785	(10,921)	1999	5/31/2002
7000 Redstone Gateway (O)	Huntsville, AL	—	—	897	—	—	897	897	—	(7)	3/23/2010
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,560	2,058	9,653	11,711	(5,005)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,884	729	5,978	6,707	(3,608)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,470	902	7,154	8,056	(4,721)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,145	919	6,908	7,827	(4,703)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	6,683	1,829	18,506	20,335	(9,409)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	12,975	—	—	12,975	12,975	(204)	2021	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	49,844	24,637	20,487	74,481	94,968	(30,038)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	3,029	1,350	7,388	8,738	(4,101)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	729	704	5,429	6,133	(1,988)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,963	1,104	6,481	7,585	(4,286)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	2,771	1,342	9,919	11,261	(4,494)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	1,705	1,032	5,134	6,166	(1,938)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,953	1,821	6,341	8,162	(3,162)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,609	2,732	11,615	14,347	(5,300)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,387	1,283	5,483	6,766	(2,787)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(1,479)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	81	—	8,429	8,429	(1,611)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	4,693	4,089	27,323	31,412	(13,365)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(4,523)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,609	1,479	10,909	12,388	(5,971)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	1,647	972	5,535	6,507	(3,120)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	75	—	9,298	9,298	(1,519)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	5,997	1,565	9,113	10,678	(4,585)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	18,663	—	—	18,663	18,663	(734)	2020	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	13,752	—	—	13,752	13,752	(482)	2020	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	16,432	3,825	34,176	1,254	3,825	35,430	39,255	(10,226)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,891	1,528	6,387	80,419	86,806	(17,275)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	26,836	1,338	4,857	28,174	33,031	(4,132)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	21,667	—	—	21,667	21,667	(53)	2021 (7)	3/23/2010
8200 Rideout Road (O) (8)	Huntsville, AL	—	—	16,890	—	—	16,890	16,890	—	(7)	3/23/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
8300 Rideout Road (O) (8)	Huntsville, AL	—	—	18,301	—	—	18,301	18,301	—	(7)	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	27,298	—	—	27,298	27,298	(711)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	6,191	2,317	18,833	21,150	(8,822)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	3,302	1,510	7,066	8,576	(3,825)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,294	1,718	8,574	10,292	(5,066)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,464	2,003	19,906	21,909	(12,706)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	11,679	—	18,465	—	—	18,465	18,465	(974)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,844	1,165	8,616	9,781	(5,472)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	6,034	1,156	10,471	11,627	(5,115)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	3,307	1,215	8,168	9,383	(5,116)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,534	922	6,282	7,204	(3,420)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,470	939	8,226	9,165	(6,064)	1983	4/30/1998
9651 Hornbaker Road (D) (9)	Manassas, VA	—	6,050	250,407	17,785	6,050	268,192	274,242	(82,385)	2010	9/14/2010
Arundel Preserve (L)	Hanover, MD	—	13,352	9,717	—	13,352	9,717	23,069	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	17,285	8,409	227	17,285	8,636	25,921	—	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	6,100	10,450	1,689	6,100	12,139	18,239	(6,887)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,722	—	6,387	3,722	10,109	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	7,208	—	705	7,208	7,913	—	(7)	3/24/2004
IN 1 (O)	Northern Virginia	—	1,815	16,017	—	1,815	16,017	17,832	(1,136)	2019	8/31/2016
IN 2 (O)	Northern Virginia	—	2,627	28,936	—	2,627	28,936	31,563	(1,804)	2019	8/31/2016
M Square Research Park (L)	College Park, MD	—	—	2,417	—	—	2,417	2,417	—	(6)	1/29/2008
MR Land (L)	Northern Virginia	—	9,038	554	—	9,038	554	9,592	—	(6)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	18,232	36,875	—	18,232	36,875	55,107	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	5	—	1,755	5	1,760	—	(6)	9/14/2007
NoVA Office A (O) (8)	Chantilly, VA	—	2,096	46,849	—	2,096	46,849	48,945	(8,096)	2015	7/18/2002
NoVA Office B (O) (8)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(4,715)	2016	7/18/2002
NoVA Office C (O) (8)	Chantilly, VA	—	7,751	78,907	—	7,751	78,907	86,658	(477)	2021	7/18/2002
NoVA Office D (O) (8)	Chantilly, VA	—	6,587	40,559	—	6,587	40,559	47,146	(4,466)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	34,814	—	12,866	34,814	47,680	(1,358)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	41,083	—	12,866	41,083	53,949	(1,832)	2019	11/1/2018
Oak Grove C (O)	Northern Virginia	—	9,491	64,671	—	9,491	64,671	74,162	—	(7)	11/1/2018
Oak Grove Phase II (L)	Northern Virginia	—	13,992	13,820	—	13,992	13,820	27,812	—	(6)	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,755	1,637	12,255	13,892	(5,362)	1974/1985	12/14/2000
P2 A (O)	Northern Virginia	—	16,853	40,132	—	16,853	40,132	56,985	(1,739)	2020	5/2/2019
P2 B (O)	Northern Virginia	—	22,839	36,362	—	22,839	36,362	59,201	(1,194)	2020	5/2/2019
P2 C (O)	Northern Virginia	—	14,869	31,482	—	14,869	31,482	46,351	(828)	2020	5/2/2019

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
Patriot Ridge (L)	Springfield, VA	—	18,517	14,573	—	18,517	14,573	33,090	—	(6)	3/10/2010
Project EL (O)	Confidential-USA	—	7,430	45,226	—	7,430	45,226	52,656	(552)	2021	1/20/2006
Project EX (O) (10)	Confidential-USA	—	13,010	19,097	—	13,010	19,097	32,107	(1,174)	2018	7/16/2008
PS A (O)	Northern Virginia	—	4,078	2,200	—	4,078	2,200	6,278	—	(7)	1/27/2005
PS B (O)	Northern Virginia	—	3,468	1,940	—	3,468	1,940	5,408	—	(7)	1/27/2005
Redstone Gateway (L)	Huntsville, AL	—	—	29,937	—	—	29,937	29,937	—	(6)	3/23/2010
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(14,443)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(348)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(599)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(5,905)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(5,940)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(5,203)	2015	6/14/2005
SP Manassas (L)	Manassas, VA	—	8,156	300	—	8,156	300	8,456	—	(6)	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	8,667	3,155	—	8,667	3,155	11,822	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	506	259	—	765	765	(115)	Various	Various
		$121,425	$720,485	$3,635,390	$603,834	$720,485	$4,239,224	$4,959,709	$(1,234,908)

(1)A legend for the Property Type follows: (O) = Office or Data Center Shell Property; (L) = Land held or pre-development; (D) = Wholesale Data Center; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $76.0 million, term loan facilities of $299.4 million, unsecured senior notes of $1.8 billion, unsecured notes payable of $753,000, and deferred financing costs, net of premiums, on the remaining loans of $798,000.
(3)The aggregate cost of these assets for Federal income tax purposes was approximately $3.7 billion as of December 31, 2021.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2021.
(7)Under development as of December 31, 2021.
(8)The carrying amounts of these properties exclude allocated costs of the garage being constructed to support the properties.
(9)Classified as held for sale as of December 31, 2021.
(10)This property represents land under a long-term contract.

The following table summarizes our changes in cost of properties for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Beginning balance	$4,686,802	$4,348,006	$4,148,529
Improvements and other additions	342,684	405,940	480,418
Sales (1)	(103,097)	(65,475)	(242,497)
Impairments	—	(1,530)	(329)
Other dispositions	(4,511)	(139)	(340)
Reclassification from (to) right-of-use asset	37,831	—	(37,775)
Ending balance	$4,959,709	$4,686,802	$4,348,006

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2021	2020	2019
Beginning balance	$1,124,253	$1,007,120	$897,903
Depreciation expense	130,604	119,377	117,973
Sales (1)	(15,438)	(2,105)	(8,416)
Other dispositions	(4,511)	(139)	(340)
Ending balance	$1,234,908	$1,124,253	$1,007,120

(1)Includes our sale, through a series of transactions, of ownership interests in data center shells through newly-formed unconsolidated real estate joint ventures, as described in Note 4 to our consolidated financial statements.