Form 10-Q
period 2022-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2022-05-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of April 22, 2022, 112,414,849 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Properties, net:
Operating properties, net	$3,167,851	$3,090,510
Projects in development or held for future development	412,430	442,434
Total properties, net	3,580,281	3,532,944
Property - operating right-of-use assets	38,566	38,361
Assets held for sale, net	—	192,699
Cash and cash equivalents	19,347	13,262
Investment in unconsolidated real estate joint ventures	39,440	39,889
Accounts receivable, net	42,596	40,752
Deferred rent receivable	114,952	108,926
Intangible assets on property acquisitions, net	13,410	14,567
Lease incentives, net	52,089	51,486
Deferred leasing costs (net of accumulated amortization of $32,293 and $31,768, respectively)	65,660	65,850
Investing receivables (net of allowance for credit losses of $1,676 and $1,599, respectively)	82,417	82,226
Prepaid expenses and other assets, net	83,268	81,490
Total assets	$4,132,026	$4,262,452
Liabilities and equity
Liabilities:
Debt, net	$2,156,784	$2,272,304
Accounts payable and accrued expenses	144,974	186,202
Rents received in advance and security deposits	29,082	32,262
Dividends and distributions payable	31,402	31,299
Deferred revenue associated with operating leases	8,241	9,341
Property - operating lease liabilities	29,729	29,342
Other liabilities	14,458	17,729
Total liabilities	2,414,670	2,578,479
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	26,820	26,898
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,418,811 at March 31, 2022 and 112,327,533 at December 31, 2021)	1,124	1,123
Additional paid-in capital	2,479,119	2,481,539
Cumulative distributions in excess of net income	(828,473)	(856,863)
Accumulated other comprehensive income (loss)	164	(3,059)
Total shareholders’ equity	1,651,934	1,622,740
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	25,285	21,363
Other consolidated entities	13,317	12,972
Noncontrolling interests in subsidiaries	38,602	34,335
Total equity	1,690,536	1,657,075
Total liabilities, redeemable noncontrolling interests and equity	$4,132,026	$4,262,452

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Lease revenue	$141,389	$137,290
Other property revenue	891	540
Construction contract and other service revenues	53,200	16,558
Total revenues	195,480	154,388
Operating expenses
Property operating expenses	57,181	53,276
Depreciation and amortization associated with real estate operations	34,264	34,500
Construction contract and other service expenses	51,650	15,793
General, administrative and leasing expenses	8,544	8,406
Business development expenses and land carry costs	783	1,094
Total operating expenses	152,422	113,069
Interest expense	(14,424)	(17,519)
Interest and other income	1,893	1,865
Credit loss recoveries	316	907
Gain on sales of real estate	15	(490)
Loss on early extinguishment of debt	(342)	(33,166)
Income (loss) from continuing operations before equity in income of unconsolidated entities and income taxes	30,516	(7,084)
Equity in income of unconsolidated entities	888	222
Income tax expense	(153)	(32)
Income (loss) from continuing operations	31,251	(6,894)
Discontinued operations	29,573	815
Net income (loss)	60,824	(6,079)
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(856)	85
Other consolidated entities	(649)	(675)
Net income (loss) attributable to COPT common shareholders	$59,319	$(6,669)

Basic earnings per common share: (1)
Income (loss) from continuing operations	$0.27	$(0.07)
Discontinued operations	0.26	0.01
Net income (loss) attributable to COPT common shareholders	$0.53	$(0.06)
Diluted earnings per common share: (1)
Income (loss) from continuing operations	$0.27	$(0.07)
Discontinued operations	0.25	0.01
Net income (loss) attributable to COPT common shareholders	$0.52	$(0.06)
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$60,824	$(6,079)
Other comprehensive income:
Unrealized income on interest rate derivatives	2,537	784
Reclassification adjustments on interest rate derivatives recognized in interest expense	1,003	1,175
Total other comprehensive income	3,540	1,959
Comprehensive income (loss)	64,364	(4,120)
Comprehensive income attributable to noncontrolling interests	(1,822)	(783)
Comprehensive income (loss) attributable to COPT	$62,542	$(4,903)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Share-based compensation (137,421 shares issued, net of redemptions)	1	1,097	—	—	917	2,015
Redemption of vested equity awards	—	(2,290)	—	—	—	(2,290)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(545)	—	—	545	—
Comprehensive loss	—	—	(6,669)	1,766	371	(4,532)
Dividends	—	—	(30,902)	—	—	(30,902)
Distributions to owners of common units in COPLP	—	—	—	—	(398)	(398)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(482)	—	—	—	(482)
Other	—	—	—	—	(324)	(324)
Balance at March 31, 2021 (112,327,234 common shares outstanding)	$1,123	$2,476,807	$(847,407)	$(7,391)	$33,660	$1,656,792

For the Three Months Ended March 31, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(212)	(212)
Share-based compensation (91,278 shares issued, net of redemptions)	1	1,014	—	—	1,286	2,301
Redemption of vested equity awards	—	(1,059)	—	—	—	(1,059)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(2,414)	—	—	2,414	—
Comprehensive income	—	—	59,319	3,223	1,255	63,797
Dividends	—	—	(30,929)	—	—	(30,929)
Distributions to owners of common units in COPLP	—	—	—	—	(469)	(469)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	39	—	—	—	39
Balance at March 31, 2022 (112,418,811 common shares outstanding)	$1,124	$2,479,119	$(828,473)	$164	$38,602	$1,690,536

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Revenues from real estate operations received	$133,550	$133,234
Construction contract and other service revenues received	49,436	22,046
Property operating expenses paid	(56,132)	(51,718)
Construction contract and other service expenses paid	(47,380)	(19,897)
General, administrative, leasing, business development and land carry costs paid	(13,196)	(10,806)
Interest expense paid	(9,949)	(24,510)
Lease incentives paid	(5,677)	(5,963)
Other	2,059	(1,714)
Net cash provided by operating activities	52,711	40,672
Cash flows from investing activities
Development and redevelopment of properties	(91,783)	(57,427)
Tenant improvements on operating properties	(7,989)	(4,173)
Other capital improvements on operating properties	(14,529)	(5,955)
Proceeds from sale of properties	220,814	—
Leasing costs paid	(2,103)	(4,628)
Other	(190)	(631)
Net cash provided by (used in) investing activities	104,220	(72,814)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	244,000	73,000
Unsecured senior notes	—	589,818
Other debt proceeds	—	3,620
Repayments of debt
Revolving Credit Facility	(160,000)	(216,000)
Unsecured senior notes	—	(330,039)
Scheduled principal amortization	(774)	(962)
Other debt repayments	(200,000)	—
Payments in connection with early extinguishment of debt	(6)	(31,565)
Common share dividends paid	(30,904)	(30,862)
Other	(2,719)	(6,621)
Net cash (used in) provided by financing activities	(150,403)	50,389
Net increase in cash and cash equivalents and restricted cash	6,528	18,247
Cash and cash equivalents and restricted cash
Beginning of period	17,316	22,033
End of period	$23,844	$40,280

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$60,824	$(6,079)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	34,871	37,876
Amortization of deferred financing costs and net debt discounts	1,202	1,335
Increase in deferred rent receivable	(5,822)	(5,671)
Gain on sales of real estate	(28,579)	490
Share-based compensation	2,111	1,904
Loss on early extinguishment of debt	342	33,166
Other	(1,363)	(2,217)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,994)	(2,983)
Decrease in prepaid expenses and other assets, net	1,585	6,609
Decrease in accounts payable, accrued expenses and other liabilities	(7,286)	(21,255)
Decrease in rents received in advance and security deposits	(3,180)	(2,503)
Net cash provided by operating activities	$52,711	$40,672
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$13,262	$18,369
Restricted cash at beginning of period	4,054	3,664
Cash and cash equivalents and restricted cash at beginning of period	$17,316	$22,033

Cash and cash equivalents at end of period	$19,347	$36,139
Restricted cash at end of period	4,497	4,141
Cash and cash equivalents and restricted cash at end of period	$23,844	$40,280
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(33,733)	$(20,454)
Recognition of operating right-of-use assets and related lease liabilities	$683	$328
Increase in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$3,478	$1,959
Dividends/distributions payable	$31,402	$31,305
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$121
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,414	$545
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(39)	$482

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2022, our properties included the following:

•188 properties totaling 22.0 million square feet comprised of 17.0 million square feet in 161 office properties and 5.0 million square feet in 27 single-tenant data center shells. We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•11 properties under development (eight office properties and three data center shells), including two partially-operational properties, that we estimate will total approximately 1.7 million square feet upon completion; and
•approximately 710 acres of land controlled for future development that we believe could be developed into approximately 8.7 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2022, COPT owned 98.0% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2021 Annual Report on Form 10-K as updated for our adoption of recent accounting pronouncements discussed below.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including amounts reclassified in conjunction with the transfer of a wholesale data center to discontinued operations in the fourth quarter of 2021. We provide disclosure regarding our discontinued operations in Note 4.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $2.3 million as of March 31, 2022, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2022 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,263	$—	$—	$2,263
Other	59	—	—	59
Other marketable securities (1)	33	—	—	33
Interest rate derivatives (1)	—	1,538	—	1,538
Total assets	$2,355	$1,538	$—	$3,893
Liabilities:
Deferred compensation plan liability (2)	$—	$2,322	$—	$2,322
Interest rate derivatives (2)	—	665	—	665
Total liabilities	$—	$2,987	$—	$2,987
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$584,878	$572,900
Buildings and improvements	3,765,625	3,670,133
Less: Accumulated depreciation	(1,182,652)	(1,152,523)
Operating properties, net	$3,167,851	$3,090,510

2022 Dispositions and Discontinued Operations

On January 25, 2022, we sold 9651 Hornbaker Road in Manassas, Virginia, our sole wholesale data center investment, for $222.5 million, resulting in a gain on sale of $28.6 million. This property, a separate reportable segment, is reported herein as discontinued operations. The table below sets forth the components of the property’s assets classified as held for sale on our consolidated balance sheet as of December 31, 2021 (in thousands):

Properties, net	$191,857
Deferred rent receivable	462
Intangible assets on property acquisitions, net	73
Deferred leasing costs, net	307
Assets held for sale, net	$192,699

The table below sets forth the property’s results of operations included in discontinued operations on our consolidated statements of operations and its operating and investing cash flows included on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues from real estate operations	$1,980	$7,334
Property operating expenses	(971)	(3,698)
Depreciation and amortization associated with real estate operations	—	(2,821)
Gain on sale of real estate	28,564	—
Discontinued operations	29,573	815

Cash flows from operating activities	$4,463	$4,387
Cash flows from investing activities	$220,569	$(297)

2022 Development Activities

During the three months ended March 31, 2022, we placed into service 283,000 square feet in two newly-developed properties. As of March 31, 2022, we had 11 properties under development, including two partially-operational properties, that we estimate will total 1.7 million square feet upon completion.

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

	For the Three Months Ended March 31,
Lease revenue (1)	2022	2021
Fixed	$111,167	$106,935
Variable	30,222	30,355
	$141,389	$137,290
(1)Excludes lease revenue from discontinued operations of which $1.5 million and $5.5 million was fixed and $527,000 and $1.8 million was variable for the three months ended March 31, 2022 and 2021, respectively.

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of March 31, 2022
Year Ending December 31,	Operating leases	Sales-type leases
2022 (1)	$329,371	$720
2023	412,129	960
2024	363,829	960
2025	276,356	960
2026	212,571	960
Thereafter	1,032,507	3,556
Total contractual payments	$2,626,763	8,116
Less: Amount representing interest		(2,051)
Net investment in sales-type leases		$6,065
(1)Represents the nine months ending December 31, 2022.

Lessee Arrangements

As of March 31, 2022, our balance sheet included $40.8 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2022	December 31, 2021
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$38,566	$38,361
Finance leases - Property	Prepaid expenses and other assets, net	2,230	2,238
Total right-of-use assets		$40,796	$40,599

Our property lease liabilities reported on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2022	December 31, 2021
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,729	$29,342

As of March 31, 2022, our operating leases had a weighted average remaining lease term of 52 years and a weighted average discount rate of 7.19%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease cost		2022	2021
Operating lease cost
Property leases - fixed	Property operating expenses	$1,019	$973
Property leases - variable	Property operating expenses	16	10
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	8	9
		$1,043	$992

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$837	$782

Payments on property operating leases were due as follows (in thousands):

Year Ending December 31,	March 31, 2022
2022 (1)	$2,518
2023	3,399
2024	3,451
2025	1,797
2026	1,578
Thereafter	125,934
Total lease payments	138,677
Less: Amount representing interest	(108,948)
Lease liability	$29,729
(1)Represents the nine months ending December 31, 2022.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2022 (dollars in thousands):

		Nominal Ownership %		March 31, 2022 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$512,373	$88,832	$95,225
Stevens Investors, LLC (3)	8/11/2015	95%	Washington, DC	167,047	—	875
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	103,368	60,202	52,730
				$782,788	$149,034	$148,830
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner generally receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.
(3)As of March 31, 2022, we also had a $112.0 million construction loan to the joint venture, which is eliminated in consolidation, that carries an interest rate of LIBOR plus 2.35% and had a balance of $94.5 million; the loan matures on August 11, 2024, and we have priority for repayment in full of borrowings and accrued interest on the loan over partner distributions of any future refinancing proceeds or other available cash flows.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2022	December 31, 2021
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,440	$15,579
BREIT COPT DC JV LLC	6/20/2019	10%	9	12,190	12,460
B RE COPT DC JV III LLC	6/2/2021	10%	2	11,810	11,850
			19	$39,440	$39,889
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.2 million as of both March 31, 2022 and December 31, 2021 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Notes receivable from the City of Huntsville	$79,053	$77,784
Other investing loans receivable	5,040	6,041
Amortized cost basis	84,093	83,825
Allowance for credit losses	(1,676)	(1,599)
Investing receivables, net	$82,417	$82,226

The balances above include accrued interest receivable, net of allowance for credit losses, of $386,000 as of March 31, 2022 and $5.3 million as of December 31, 2021.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $85 million as of March 31, 2022 and $84 million as of December 31, 2021.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Construction contract costs in excess of billings, net	$29,389	$22,384
Prepaid expenses	11,213	20,058
Furniture, fixtures and equipment, net	9,214	9,599
Deposits	6,793	3,910
Non-real estate equity investments	6,109	5,544
Net investment in sales-type leases	6,065	6,194
Restricted cash	4,497	4,054
Marketable securities in deferred compensation plan	2,322	2,556
Property - finance right-of-use assets	2,230	2,238
Deferred tax asset, net (1)	1,688	1,841
Deferred financing costs, net (2)	1,024	1,314
Other assets	2,724	1,798
Prepaid expenses and other assets, net	$83,268	$81,490
(1)Includes a valuation allowance of $24,000 as of both March 31, 2022 and December 31, 2021.
(2)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	March 31, 2022	December 31, 2021	March 31, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$86,331	$86,960	3.82% - 4.62% (2)	2023-2026
Variable rate secured debt	33,636	33,667	LIBOR + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	119,967	120,627
Revolving Credit Facility (4)	160,000	76,000	LIBOR + 0.775% to 1.45% (5)	March 2023 (4)
Term Loan Facility (6)	99,855	299,420	LIBOR + 1.00% to 1.65% (7)	December 2022
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	395,751	395,491	2.25% (8)	March 2026
2.00%, $400,000 aggregate principal	396,631	396,512	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	589,323	589,060	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	394,542	394,441	2.90% (11)	December 2033
Unsecured note payable	715	753	0% (12)	May 2026
Total debt, net	$2,156,784	$2,272,304
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.1 million as of March 31, 2022 and $5.8 million as of December 31, 2021.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.07% as of March 31, 2022.
(3)The weighted average interest rate on our variable rate secured debt was 1.75% as of March 31, 2022.
(4)The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. In connection with this facility, we also have the ability to borrow up to $500.0 million under new term loans from the facility’s lender group provided that there is no default under the facility and subject to the approval of the lenders.
(5)The weighted average interest rate on the Revolving Credit Facility was 1.38% as of March 31, 2022.
(6)We repaid $200.0 million of this loan during the three months ended March 31, 2022.
(7)The interest rate on this loan was 1.48% as of March 31, 2022.
(8)The carrying value of these notes reflects an unamortized discount totaling $3.4 million as of March 31, 2022 and $3.6 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(9)The carrying value of these notes reflects an unamortized discount totaling $2.4 million as of March 31, 2022 and $2.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(10)The carrying value of these notes reflects an unamortized discount totaling $9.2 million as of March 31, 2022 and $9.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.5 million as of March 31, 2022 and December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $96,000 as of March 31, 2022 and $108,000 as of December 31, 2021.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2022, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	March 31, 2022
2022 (1)	$102,559
2023	178,953
2024	29,983
2025	23,717
2026	446,300
Thereafter	1,400,000
Total	$2,181,512	(2)
(1)Represents the nine months ending December 31, 2022.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $24.7 million.

We capitalized interest costs of $1.5 million in the three months ended March 31, 2022 and $1.8 million in the three months ended March 31, 2021.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,776,247	$1,779,846	$1,775,504	$1,809,950
Other fixed-rate debt	87,046	84,608	87,713	87,339
Variable-rate debt	293,491	293,729	409,087	409,639
	$2,156,784	$2,158,183	$2,272,304	$2,306,928

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2022	December 31, 2021
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$(331)	$(1,361)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	(334)	(1,365)
$11,060	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	307	(234)
$23,000	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	1,231	355
$50,000	(3)	1.908%	One-Month LIBOR	9/1/2016	N/A	—	(684)
						$873	$(3,289)
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.
(3)We cash settled this swap and accrued interest thereon for $625,000 on January 28, 2022.

Each of these swaps was designated as a cash flow hedge of interest rate risk except for the swap with a $50.0 million notional amount for which we discontinued hedge accounting in December 2021.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$1,538	$355
Interest rate swaps designated as cash flow hedges	Other liabilities	$(665)	$(2,960)
Interest rate swap not designated	Other liabilities	$—	$(684)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCL on Derivatives		Amount of Loss Reclassified from AOCL into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021
Interest rate derivatives	$2,537	$784	$(1,003)	$(1,175)

Based on the fair value of our derivatives as of March 31, 2022, we estimate that approximately $804,000 of losses will be reclassified from AOCL as an increase to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2022, we were not in default with any of these provisions. As of March 31, 2022, the fair value of interest rate derivatives in a liability position related to these agreements was $665,000, excluding the effects of accrued interest and credit valuation adjustments. As of March 31, 2022, we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $952,000 as of March 31, 2022.

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

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$26,898	$25,430
Distributions to noncontrolling interests	(606)	(399)
Net income attributable to noncontrolling interests	567	412
Adjustment to arrive at fair value of interests	(39)	482
Ending balance	$26,820	$25,925

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

12.    Equity

As of March 31, 2022, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common share sales.

We declared dividends per common share of $0.275 in the three months ended March 31, 2022 and 2021.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the allowance for credit losses activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss (recoveries) expense	77	(34)	(359)	(316)
March 31, 2022	$1,676	$1,023	$554	$3,253

December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss recoveries	(771)	(7)	(129)	(907)
March 31, 2021	$2,080	$1,196	$514	$3,790
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of March 31, 2022 and December 31, 2021 included $154,000 and $218,000, respectively, in the line entitled “accounts receivable, net” and $400,000 and $695,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The balance as of March 31, 2021 and December 31, 2020 included $40,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $474,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2022 (in thousands):

	Origination Year
	2017 and Earlier	2018	2019	2020	2021	Total
Investing receivables:
Credit risk classification:
Investment grade	$71,682	$—	$—	$1,715	$5,656	$79,053
Non-investment grade	—	—	5,040	—	—	5,040
Total	$71,682	$—	$5,040	$1,715	$5,656	$84,093

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$888	$58	$252	$—	$1,198
Non-investment grade	194	124	126	1,685	—	2,129
Total	$194	$1,012	$184	$1,937	$—	$3,327

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$6,065	$—	$6,065

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2022.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of March 31, 2022 and December 31, 2021 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three months ended March 31, 2022 and 2021.

14.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center (the only property in which we sold on January 25, 2022); and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). Our segment reporting included below reflects our retrospective reclassification of: certain activities to our Other reportable segment from our Wholesale Data Center reportable segment in the fourth quarter of 2021; and two properties to our NoVA Defense/IT sub-segment from our Regional Office segment in the first quarter of 2022.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended March 31, 2022
Revenues from real estate operations	$67,214	$18,576	$14,713	$8,169	$9,195	$7,505	$125,372	$15,082	$1,980	$1,826	$144,260
Property operating expenses	(25,784)	(6,869)	(7,072)	(3,471)	(3,735)	(1,010)	(47,941)	(7,930)	(1,025)	(1,256)	(58,152)
UJV NOI allocable to COPT	—	—	—	—	—	1,080	1,080	—	—	—	1,080
NOI from real estate operations	$41,430	$11,707	$7,641	$4,698	$5,460	$7,575	$78,511	$7,152	$955	$570	$87,188
Additions to long-lived assets	$11,785	$2,189	$—	$740	$235	$—	$14,949	$4,333	$(51)	$1	$19,232
Transfers from non-operating properties	$5,369	$319	$418	$6,376	$76	$81,203	$93,761	$271	$—	$—	$94,032
Segment assets at March 31, 2022	$1,334,119	$488,479	$197,406	$175,176	$297,974	$430,447	$2,923,601	$536,909	$—	$3,901	$3,464,411
Three Months Ended March 31, 2021
Revenues from real estate operations	$66,446	$16,185	$12,555	$8,398	$8,253	$8,787	$120,624	$15,703	$7,334	$1,503	$145,164
Property operating expenses	(24,671)	(6,336)	(6,874)	(3,433)	(2,554)	(1,082)	(44,950)	(7,204)	(3,823)	(997)	(56,974)
UJV NOI allocable to COPT	—	—	—	—	—	917	917	—	—	—	917
NOI from real estate operations	$41,775	$9,849	$5,681	$4,965	$5,699	$8,622	$76,591	$8,499	$3,511	$506	$89,107
Additions to long-lived assets	$6,881	$298	$—	$552	$258	$—	$7,989	$4,009	$228	$4	$12,230
Transfers from non-operating properties	$356	$88	$51	$—	$12,917	$985	$14,397	$357	$—	$—	$14,754
Segment assets at March 31, 2021	$1,270,467	$407,528	$141,044	$176,506	$293,107	$419,957	$2,708,609	$469,452	$199,029	$3,712	$3,380,802

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Segment revenues from real estate operations	$144,260	$145,164
Construction contract and other service revenues	53,200	16,558
Less: Revenues from discontinued operations (Note 4)	(1,980)	(7,334)
Total revenues	$195,480	$154,388

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Segment property operating expenses	$58,152	$56,974
Less: Property operating expenses from discontinued operations (Note 4)	(971)	(3,698)
Total property operating expenses	$57,181	$53,276

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
UJV NOI allocable to COPT	$1,080	$917
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(758)	(693)
Add: Equity in income (loss) of unconsolidated non-real estate entities	566	(2)
Equity in income of unconsolidated entities	$888	$222

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

	For the Three Months Ended March 31,
	2022	2021
Construction contract and other service revenues	$53,200	$16,558
Construction contract and other service expenses	(51,650)	(15,793)
NOI from service operations	$1,550	$765

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
NOI from real estate operations	$87,188	$89,107
NOI from service operations	1,550	765
Interest and other income	1,893	1,865
Credit loss recoveries	316	907
Gain on sales of real estate	15	(490)
Equity in income of unconsolidated entities	888	222
Income tax expense	(153)	(32)
Depreciation and other amortization associated with real estate operations	(34,264)	(34,500)
General, administrative and leasing expenses	(8,544)	(8,406)
Business development expenses and land carry costs	(783)	(1,094)
Interest expense	(14,424)	(17,519)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,080)	(917)
Revenues from real estate operations from discontinued operations (Note 4)	(1,980)	(7,334)
Property operating expenses from discontinued operations (Note 4)	971	3,698
Loss on early extinguishment of debt	(342)	(33,166)
Income (loss) from continuing operations	$31,251	$(6,894)

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2022	March 31, 2021
Segment assets	$3,464,411	$3,380,802
Operating properties lease liabilities included in segment assets	29,729	30,151
Non-operating property assets	419,346	492,230
Other assets	218,540	209,765
Total consolidated assets	$4,132,026	$4,112,948

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

15.    Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Construction contract revenue:
Guaranteed maximum price	$47,923	$2,101
Firm fixed price	3,444	1,471
Cost-plus fee	1,306	12,486
Other	527	500
	$53,200	$16,558

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Construction contract revenue:
Construction	$52,569	$15,756
Design	104	302
Other	527	500
	$53,200	$16,558

We recognized an insignificant amount of revenue in the three months ended March 31, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$7,193	$13,997
Ending balance	$4,165	$7,283

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$22,384	$10,343
Ending balance	$29,389	$13,046

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$2,499	$4,610
Ending balance	$2,534	$6,193
Portion of beginning balance recognized in revenue during period	$26	$547

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2022 that will be recognized as revenue in future periods was $98.9 million, of which we expect to recognize approximately $84 million in the nine months ending December 31, 2022 and most of the remainder in 2023.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of March 31, 2022 and December 31, 2021. We had credit loss recoveries on construction contracts receivable and unbilled construction revenue of $372,000 in the three months ended March 31, 2022 and $141,000 in the three months ended March 31, 2021.

16.    Share-Based Compensation

Restricted Shares

During the three months ended March 31, 2022, certain employees were granted a total of 142,411 restricted common shares with an aggregate grant date fair value of $3.8 million ($26.57 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. During the three months ended March 31, 2022, forfeiture restrictions lapsed on 120,753 previously issued common shares; these shares had a weighted average grant date fair value of $26.06 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.2 million.

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

TB-PIUs

During the three months ended March 31, 2022, we granted 86,202 TB-PIUs with an aggregate grant date fair value of $2.3 million ($26.57 per TB-PIU) to senior management team members. TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the three months ended March 31, 2022, forfeiture restrictions lapsed on 59,392 previously issued TB-PIUs; these TB-PIUs had a weighted average grant date fair value of $25.75 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $1.6 million.

PB-PIUs

On January 1, 2022, we granted certain senior management team members 231,838 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2024 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

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

These PB-PIU grants had an aggregate grant date fair value of $3.8 million ($32.87 per target-level award associated with the grants) which is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $27.97; expected volatility for common shares of 31.7%; and a risk-free interest rate of 0.98%.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Income (loss) from continuing operations	$31,251	$(6,894)
Income from continuing operations attributable to noncontrolling interests	(1,084)	(580)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(116)	(172)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	30,051	(7,646)
Redeemable noncontrolling interests	(39)	—
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	18	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	30,030	(7,646)
Discontinued operations	29,573	815
Discontinued operations attributable to noncontrolling interests	(421)	(10)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	(83)	2
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$59,099	$(6,839)

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,020	111,888
Dilutive effect of redeemable noncontrolling interests	132	—
Dilutive effect of share-based compensation awards	426	—
Denominator for diluted EPS (common shares)	112,578	111,888

Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.27	$(0.07)
Discontinued operations attributable to COPT common shareholders	0.26	0.01
Net income (loss) attributable to COPT common shareholders	$0.53	$(0.06)
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.27	$(0.07)
Discontinued operations attributable to COPT common shareholders	0.25	0.01
Net income (loss) attributable to COPT common shareholders	$0.52	$(0.06)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2022	2021
Conversion of common units	1,384	1,246
Conversion of redeemable noncontrolling interests	806	940

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended March 31, 2022 and 2021 of 399,000 and 419,000, respectively;
•weighted average TB-PIUs for the three months ended March 31, 2022 and 2021 of 172,000 and 131,000, respectively; and
•weighted average PB-PIUs for the three months ended March 31, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2022, management believes that it is reasonably possible that we could recognize a loss of up to $3.7 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $31 million as of March 31, 2022. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2022, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2022, we:

•finished the period with our portfolio 92.0% occupied and 93.9% leased;
•placed into service 283,000 square feet in two newly-developed properties that were 100.0% leased as of March 31, 2022; and
•sold our wholesale data center for $222.5 million, resulting in a gain on sale of $28.6 million. We used the proceeds to repay a portion of of our Term Loan Facility and the remainder to repay borrowings under our Revolving Credit Facility.

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

We discuss significant factors contributing to changes in our net income in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•how we expect to generate and obtain cash for short and long-term capital needs; and
•material cash requirements for known contractual and other obligations.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	March 31, 2022	December 31, 2021
Occupancy rates at period end
Total	92.0%	92.4%
Defense/IT Locations:
Fort Meade/BW Corridor	90.2%	90.0%
NoVA Defense/IT	88.6%	89.5%
Lackland Air Force Base	100.0%	100.0%
Navy Support	92.9%	93.9%
Redstone Arsenal	91.3%	90.8%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.3%	93.2%
Regional Office	81.8%	87.3%
Other	66.2%	66.2%
Annualized rental revenue per occupied square foot at period end	$32.59	$32.47

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2021	21,710	20,070
Vacated upon lease expiration (1)	—	(288)
Occupancy for new leases	—	189
Developed	283	283
Other changes	13	—
March 31, 2022	22,006	20,254
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2022, we leased 871,000 square feet, including: 448,000 square feet of renewal leasing, representing a tenant retention rate of 64.0%; 157,000 square feet of vacant space leasing; and 265,000 square feet of development leasing.

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

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes real estate revenues and property operating expenses from continuing and discontinued operations and UJV NOI allocable to COPT.  We view our NOI from real estate operations as comprising the following primary categories:

•office and data center shell properties:
•stably owned and 100% operational throughout the current and prior year reporting periods being compared.  We define these as changes from “Same Properties”;
•developed or redeveloped and placed into service that were not 100% operational throughout the current and prior year reporting periods; and
•disposed; and
•our wholesale data center that we sold on January 25, 2022.

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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations is provided in Note 14 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$142,280	$137,830	$4,450
Construction contract and other service revenues	53,200	16,558	36,642
Total revenues	195,480	154,388	41,092
Operating expenses
Property operating expenses	57,181	53,276	3,905
Depreciation and amortization associated with real estate operations	34,264	34,500	(236)
Construction contract and other service expenses	51,650	15,793	35,857
General, administrative and leasing expenses	8,544	8,406	138
Business development expenses and land carry costs	783	1,094	(311)
Total operating expenses	152,422	113,069	39,353
Interest expense	(14,424)	(17,519)	3,095
Interest and other income	1,893	1,865	28
Credit loss recoveries	316	907	(591)
Gain on sales of real estate	15	(490)	505
Loss on early extinguishment of debt	(342)	(33,166)	32,824
Equity in income of unconsolidated entities	888	222	666
Income tax expense	(153)	(32)	(121)
Income (loss) from continuing operations	31,251	(6,894)	38,145
Discontinued operations	29,573	815	28,758
Net income (loss)	$60,824	$(6,079)	$66,903

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$132,505	$131,157	$1,348
Lease termination revenue, net	221	1,362	(1,141)
Provision for collectability losses included in lease revenue	—	(124)	124
Other property revenue	859	507	352
Same Properties total revenues	133,585	132,902	683
Developed and redeveloped properties placed in service	7,527	2,409	5,118
Wholesale data center	1,980	7,334	(5,354)
Dispositions	1	1,681	(1,680)
Other	1,167	838	329
	144,260	145,164	(904)
Property operating expenses
Same Properties	(54,161)	(51,655)	(2,506)
Developed and redeveloped properties placed in service	(2,065)	(562)	(1,503)
Wholesale data center	(1,025)	(3,823)	2,798
Dispositions	1	(298)	299
Other	(902)	(636)	(266)
	(58,152)	(56,974)	(1,178)

UJV NOI allocable to COPT
Same Properties	926	917	9
Retained interest in newly-formed UJVs	154	—	154
	1,080	917	163

NOI from real estate operations
Same Properties	80,350	82,164	(1,814)
Developed and redeveloped properties placed in service	5,462	1,847	3,615
Wholesale data center	955	3,511	(2,556)
Dispositions, net of retained interest in newly-formed UJVs	156	1,383	(1,227)
Other	265	202	63
	$87,188	$89,107	$(1,919)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$73,586	$74,659	$(1,073)
Regional Office	6,459	7,201	(742)
Other	305	304	1
	$80,350	$82,164	$(1,814)

Same Properties rent statistics
Average occupancy rate	91.7%	93.6%	(1.9%)
Average straight-line rent per occupied square foot (1)	$6.45	$6.40	$0.05

(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 176 properties, comprising 92.4% of our portfolio’s square footage as of March 31, 2022. This pool of properties changed from the pool used for purposes of comparing 2021 and 2020 in our 2021 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2021 and eight properties owned through an unconsolidated real estate joint venture that was formed in 2020.

Regarding the changes in NOI from real estate operations reported above:

•developed and redeveloped properties placed in service reflects the effect of 10 properties placed in service in 2021 and 2022; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of a 90% interest in two data center shells in 2021.

NOI from Service Operations

	For the Three Months Ended March 31,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$53,200	$16,558	$36,642
Construction contract and other service expenses	(51,650)	(15,793)	(35,857)
NOI from service operations	$1,550	$765	$785

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

Interest expense

Interest expense decreased due to lower weighted average interest rates in the current period resulting primarily from debt refinancings that we completed in 2021.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the prior period was attributable to our purchase of unsecured senior notes pursuant to tender offers.

Discontinued operations

Discontinued operations includes our wholesale data center, which we sold on January 25, 2022.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$60,824	$(6,079)
Real estate-related depreciation and amortization	34,264	37,321
Depreciation and amortization on UJVs allocable to COPT	526	454
Gain on sales of real estate	(28,579)	490
FFO	67,035	32,186
FFO allocable to other noncontrolling interests	(1,042)	(1,027)
Basic FFO allocable to share-based compensation awards	(362)	(162)
Basic FFO available to common share and common unit holders	65,631	30,997
Redeemable noncontrolling interests	(6)	—
Diluted FFO adjustments allocable to share-based compensation awards	27	—
Diluted FFO available to common share and common unit holders	65,652	30,997
Loss on early extinguishment of debt	342	33,166
Diluted FFO comparability adjustments for redeemable noncontrolling interests	—	458
Diluted FFO comparability adjustments allocable to share-based compensation awards	(2)	(167)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$65,992	$64,454

Weighted average common shares	112,020	111,888
Conversion of weighted average common units	1,384	1,246
Weighted average common shares/units - Basic FFO per share	113,404	113,134
Dilutive effect of share-based compensation awards	426	261
Redeemable noncontrolling interests	132	—
Weighted average common shares/units - Diluted FFO per share	113,962	113,395
Redeemable noncontrolling interests	—	940
Weighted average common shares/units - Diluted FFO per share, as adjusted for comparability	113,962	114,335

Diluted FFO per share	$0.58	$0.27
Diluted FFO per share, as adjusted for comparability	$0.58	$0.56

Denominator for diluted EPS	112,578	111,888
Weighted average common units	1,384	1,246
Anti-dilutive EPS effect of share-based compensation awards	—	261
Denominator for diluted FFO per share	113,962	113,395
Redeemable noncontrolling interests	—	940
Denominator for diluted FFO per share, as adjusted for comparability	113,962	114,335

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2022 (in thousands):

Development	$63,997
Tenant improvements on operating properties (1)	6,824
Capital improvements on operating properties	6,832
$77,653
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $12.0 million when comparing the three months ended March 31, 2022 and 2021 due primarily to a decrease in interest expense paid resulting from debt refinancings completed in 2021 that affected the timing of our interest payments on unsecured senior notes and reduced the borrowing rates on such notes.

Net cash flow provided by investing activities increased $177.0 million when comparing the three months ended March 31, 2022 and 2021 due primarily to $220.8 million in proceeds from properties sold in the current period (including our wholesale data center), partially offset by a $34.4 million increase in cash outlays for development and redevelopment of properties in the current period.

Net cash flow used in financing activities in the three months ended March 31, 2022 was $150.4 million, and included the following:

•net repayments of debt borrowings during the period of $116.8 million; and
•dividends to common shareholders of $30.9 million.

Net cash flow provided by financing activities in the three months ended March 31, 2021 was $50.4 million, and included the following:

•net proceeds from debt borrowings of $87.9 million, which included the net increase from our issuance of 2.75% Notes and purchase of 3.60% Notes and 5.25% Notes (and related early extinguishment costs); offset in part by
•dividends to common shareholders of $30.9 million.

Supplemental Guarantor Information

As of March 31, 2022, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

As permitted under Rule 13-01(a)(4)(vi), we do not provide summarized financial information for the Operating Partnership since: the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company; and we believe that inclusion of such summarized financial information would be repetitive and not provide incremental value to investors.

Liquidity and Capital Resources

As of March 31, 2022, we had $19.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with an aggregate commitment by the lenders of $800.0 million, with the ability for us to increase such commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of March 31, 2022, the maximum borrowing capacity under this facility totaled $800.0 million, of which $640.0 million was available.

Our senior unsecured debt is rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common shares and, to a lesser extent, preferred shares.

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
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $70 million during the remainder of 2022);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2022 and annually thereafter for the foreseeable future to fund all of these cash requirements except for property development/redevelopment costs and debt balloon payments due upon maturity.

During the remainder of 2022, we expect to spend approximately $230 million on development/redevelopment costs, most of which was contractually obligated as of March 31, 2022; we expect to fund these cash requirements using, in part, any available remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. As of March 31, 2022, we had $100 million in debt balloon payments due in December 2022 that we expect to repay using borrowings under our Revolving Credit Facility or proceeds from new long-term debt borrowings. As we use our Revolving Credit Facility to fund development/redevelopment costs and debt balloon payments, we intend to free up borrowing capacity by paying it down using proceeds from sales of interests in data center shells, property sales, new long-term debt borrowings and/or issuing common shares.

Beyond 2022, we expect to continue to actively develop and redevelop properties and fund using, in part, any available remaining cash flow from operations, with most of the balance funded initially using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 9.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2022, we were compliant with these covenants.

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

The following table sets forth as of March 31, 2022 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,154	$18,413	$29,443	$1,302	$436,140	$1,400,000	$1,887,452
Weighted average interest rate	3.84%	3.94%	4.42%	3.23%	2.38%	2.58%	2.58%
Variable rate debt (2)	$100,405	$160,540	$540	$22,415	$10,160	$—	$294,060
Weighted average interest rate (3)	1.48%	1.38%	1.74%	1.78%	1.68%	—%	1.46%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $24.7 million.
(2)As of March 31, 2022, maturities in 2023 included $160.0 million that may be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of March 31, 2022 for variable rate debt.

The fair value of our debt was $2.2 billion as of March 31, 2022.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $130 million as of March 31, 2022.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2022 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $174,000 in the three months ended March 31, 2022 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

 There have been no material changes to the risk factors included in our 2021 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)        Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

Item 6.           Exhibits

(a)    Exhibits:

EXHIBIT NO.	DESCRIPTION

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Dated:	May 9, 2022