Form 10-Q
period 2022-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2022-08-02
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of July 22, 2022, 112,423,310 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Properties, net:
Operating properties, net	$3,180,790	$3,090,510
Projects in development or held for future development	458,961	442,434
Total properties, net	3,639,751	3,532,944
Property - operating right-of-use assets	38,056	38,361
Assets held for sale, net	—	192,699
Cash and cash equivalents	20,735	13,262
Investment in unconsolidated real estate joint ventures	39,017	39,889
Accounts receivable, net	31,554	40,752
Deferred rent receivable	121,015	108,926
Intangible assets on property acquisitions, net	12,543	14,567
Lease incentives, net	50,871	51,486
Deferred leasing costs (net of accumulated amortization of $32,379 and $31,768, respectively)	68,004	65,850
Investing receivables (net of allowance for credit losses of $1,645 and $1,599, respectively)	84,885	82,226
Prepaid expenses and other assets, net	78,762	81,490
Total assets	$4,185,193	$4,262,452
Liabilities and equity
Liabilities:
Debt, net	$2,177,811	$2,272,304
Accounts payable and accrued expenses	177,180	186,202
Rents received in advance and security deposits	27,745	32,262
Dividends and distributions payable	31,400	31,299
Deferred revenue associated with operating leases	8,416	9,341
Property - operating lease liabilities	29,412	29,342
Other liabilities	10,526	17,729
Total liabilities	2,462,490	2,578,479
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	26,752	26,898
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,424,671 at June 30, 2022 and 112,327,533 at December 31, 2021)	1,124	1,123
Additional paid-in capital	2,481,139	2,481,539
Cumulative distributions in excess of net income	(827,076)	(856,863)
Accumulated other comprehensive income (loss)	1,806	(3,059)
Total shareholders’ equity	1,656,993	1,622,740
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	25,505	21,363
Other consolidated entities	13,453	12,972
Noncontrolling interests in subsidiaries	38,958	34,335
Total equity	1,695,951	1,657,075
Total liabilities, redeemable noncontrolling interests and equity	$4,185,193	$4,262,452

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Lease revenue	$142,277	$136,454	$283,666	$273,744
Other property revenue	969	765	1,860	1,305
Construction contract and other service revenues	42,557	19,988	95,757	36,546
Total revenues	185,803	157,207	381,283	311,595
Operating expenses
Property operating expenses	54,116	50,914	111,297	104,190
Depreciation and amortization associated with real estate operations	34,812	34,732	69,076	69,232
Construction contract and other service expenses	41,304	19,082	92,954	34,875
General, administrative and leasing expenses	8,355	9,222	16,899	17,628
Business development expenses and land carry costs	701	1,372	1,484	2,466
Total operating expenses	139,288	115,322	291,710	228,391
Interest expense	(14,808)	(15,942)	(29,232)	(33,461)
Interest and other income	1,818	2,228	3,711	4,093
Credit loss (expense) recoveries	(225)	(193)	91	714
Gain on sales of real estate	(19)	40,233	(4)	39,743
Loss on early extinguishment of debt	—	(25,228)	(342)	(58,394)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	33,281	42,983	63,797	35,899
Equity in income of unconsolidated entities	318	260	1,206	482
Income tax expense	(4)	(24)	(157)	(56)
Income from continuing operations	33,595	43,219	64,846	36,325
Discontinued operations	—	679	29,573	1,494
Net income	33,595	43,898	94,419	37,819
Net income attributable to noncontrolling interests:
Common units in COPLP	(496)	(559)	(1,352)	(474)
Other consolidated entities	(789)	(938)	(1,438)	(1,613)
Net income attributable to COPT common shareholders	$32,310	$42,401	$91,629	$35,732

Basic earnings per common share: (1)
Income from continuing operations	$0.29	$0.37	$0.55	$0.30
Discontinued operations	—	0.01	0.26	0.02
Net income attributable to COPT common shareholders	$0.29	$0.38	$0.81	$0.32
Diluted earnings per common share: (1)
Income from continuing operations	$0.29	$0.37	$0.55	$0.30
Discontinued operations	—	0.01	0.26	0.02
Net income attributable to COPT common shareholders	$0.29	$0.38	$0.81	$0.32
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$33,595	$43,898	$94,419	$37,819
Other comprehensive income:
Unrealized income (loss) on interest rate derivatives	1,008	(240)	3,545	544
Reclassification adjustments on interest rate derivatives recognized in interest expense	754	1,203	1,757	2,378
Total other comprehensive income	1,762	963	5,302	2,922
Comprehensive income	35,357	44,861	99,721	40,741
Comprehensive income attributable to noncontrolling interests	(1,405)	(1,484)	(3,227)	(2,267)
Comprehensive income attributable to COPT	$33,952	$43,377	$96,494	$38,474

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2021
Balance at March 31, 2021 (112,327,234 common shares outstanding)	$1,123	$2,476,807	$(847,407)	$(7,391)	$33,660	$1,656,792
Redemption of common units	—	—	—	—	(241)	(241)
Share-based compensation (8,836 shares issued, net of redemptions)	—	1,078	—	—	1,067	2,145
Redemption of vested equity awards	—	(68)	—	—	—	(68)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	739	—	—	(739)	—
Comprehensive income	—	—	42,401	976	743	44,120
Dividends	—	—	(30,888)	—	—	(30,888)
Distributions to owners of common units in COPLP	—	—	—	—	(400)	(400)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(140)	—	—	—	(140)
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312

For the Three Months Ended June 30, 2022
Balance at March 31, 2022 (112,418,811 common shares outstanding)	$1,124	$2,479,119	$(828,473)	$164	$38,602	$1,690,536
Redemption of common units	—	—	—	—	(164)	(164)
Share-based compensation (5,860 shares issued, net of redemptions)	—	1,007	—	—	1,370	2,377
Redemption of vested equity awards	—	(61)	—	—	—	(61)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,036	—	—	(1,036)	—
Comprehensive income	—	—	32,310	1,642	666	34,618
Dividends	—	—	(30,913)	—	—	(30,913)
Distributions to owners of common units in COPLP	—	—	—	—	(472)	(472)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	38	—	—	—	38
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(241)	(241)
Share-based compensation (146,257 shares issued, net of redemptions)	1	2,175	—	—	1,984	4,160
Redemption of vested equity awards	—	(2,358)	—	—	—	(2,358)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	194	—	—	(194)	—
Comprehensive income	—	—	35,732	2,742	1,114	39,588
Dividends	—	—	(61,790)	—	—	(61,790)
Distributions to owners of common units in COPLP	—	—	—	—	(798)	(798)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(622)	—	—	—	(622)
Other	—	—	—	—	(324)	(324)
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312

For the Six Months Ended June 30, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(376)	(376)
Share-based compensation (97,138 shares issued, net of redemptions)	1	2,021	—	—	2,656	4,678
Redemption of vested equity awards	—	(1,120)	—	—	—	(1,120)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,378)	—	—	1,378	—
Comprehensive income	—	—	91,629	4,865	1,921	98,415
Dividends	—	—	(61,842)	—	—	(61,842)
Distributions to owners of common units in COPLP	—	—	—	—	(941)	(941)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	77	—	—	—	77
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Revenues from real estate operations received	$285,858	$280,708
Construction contract and other service revenues received	90,663	38,419
Property operating expenses paid	(99,512)	(91,672)
Construction contract and other service expenses paid	(88,833)	(34,445)
General, administrative, leasing, business development and land carry costs paid	(17,782)	(15,399)
Interest expense paid	(26,732)	(31,392)
Lease incentives paid	(7,739)	(7,442)
Other	2,797	(765)
Net cash provided by operating activities	138,720	138,012
Cash flows from investing activities
Development and redevelopment of properties	(142,862)	(110,909)
Tenant improvements on operating properties	(16,734)	(10,872)
Other capital improvements on operating properties	(21,590)	(12,382)
Proceeds from sale of properties	220,780	114,394
Leasing costs paid	(4,121)	(11,408)
Other	(565)	576
Net cash provided by (used in) investing activities	34,908	(30,601)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	329,000	387,000
Unsecured senior notes	—	589,818
Other debt proceeds	—	4,459
Repayments of debt
Revolving Credit Facility	(224,000)	(361,000)
Unsecured senior notes	—	(600,000)
Scheduled principal amortization	(1,618)	(1,922)
Other debt repayments	(200,000)	—
Payments in connection with early extinguishment of debt	(6)	(55,713)
Common share dividends paid	(61,814)	(61,747)
Other	(6,859)	(8,564)
Net cash used in financing activities	(165,297)	(107,669)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,331	(258)
Cash and cash equivalents and restricted cash
Beginning of period	17,316	22,033
End of period	$25,647	$21,775

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$94,419	$37,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	70,235	76,476
Amortization of deferred financing costs and net debt discounts	2,351	2,666
Increase in deferred rent receivable	(11,603)	(9,421)
Gain on sales of real estate	(28,560)	(39,743)
Share-based compensation	4,301	3,913
Loss on early extinguishment of debt	342	58,394
Other	(2,549)	(2,462)
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,374	45
Decrease in lease incentives and prepaid expenses and other assets, net	8,407	13,894
Decrease in accounts payable, accrued expenses and other liabilities	(3,480)	(1,037)
Decrease in rents received in advance and security deposits	(4,517)	(2,532)
Net cash provided by operating activities	$138,720	$138,012
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$13,262	$18,369
Restricted cash at beginning of period	4,054	3,664
Cash and cash equivalents and restricted cash at beginning of period	$17,316	$22,033

Cash and cash equivalents at end of period	$20,735	$17,182
Restricted cash at end of period	4,912	4,593
Cash and cash equivalents and restricted cash at end of period	$25,647	$21,775
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(6,222)	$(15,887)
Recognition of operating right-of-use assets and related lease liabilities	$683	$328
Investment in unconsolidated real estate joint venture retained in property disposition	$—	$11,842
Increase in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$5,072	$2,922
Dividends/distributions payable	$31,400	$31,302
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$121
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$1,378	$(194)
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(77)	$622

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2022, our properties included the following:

•188 properties totaling 22.1 million square feet comprised of 17.1 million square feet in 161 office properties and 5.0 million square feet in 27 single-tenant data center shells. We owned 19 of these data center shells through unconsolidated real estate joint ventures;
•12 properties under development (nine office properties and three data center shells), including one partially-operational property, and an expansion of one fully-operational property that we estimate will total approximately 1.9 million square feet upon completion; and
•approximately 710 acres of land controlled for future development that we believe could be developed into approximately 8.4 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2022, COPT owned 98.0% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $1.9 million as of June 30, 2022, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2022 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$1,824	$—	$—	$1,824
Other	57	—	—	57
Other marketable securities (1)	32	—	—	32
Interest rate derivatives (1)	—	2,468	—	2,468
Total assets	$1,913	$2,468	$—	$4,381
Liabilities:
Deferred compensation plan liability (2)	$—	$1,881	$—	$1,881
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$584,878	$572,900
Buildings and improvements	3,809,623	3,670,133
Less: Accumulated depreciation	(1,213,711)	(1,152,523)
Operating properties, net	$3,180,790	$3,090,510

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

The table below sets forth the property’s results of operations included in discontinued operations on our consolidated statements of operations and its operating and investing cash flows included on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from real estate operations	$—	$7,204	$1,980	$14,538
Property operating expenses	—	(3,702)	(971)	(7,400)
Depreciation and amortization associated with real estate operations	—	(2,823)	—	(5,644)
Gain on sale of real estate	—	—	28,564	—
Discontinued operations	$—	$679	$29,573	$1,494

Cash flows from operating activities			$5,497	$8,938
Cash flows from investing activities			$220,549	$(577)

2022 Development Activities

During the six months ended June 30, 2022, we placed into service 363,000 square feet in three newly-developed properties. As of June 30, 2022, we had 12 properties under development, including one partially-operational property, and an expansion of one fully-operational property that we estimate will total 1.9 million square feet upon completion.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue (1)	2022	2021	2022	2021
Fixed	$112,691	$107,823	$223,858	$214,758
Variable	29,586	28,631	59,808	58,986
	$142,277	$136,454	$283,666	$273,744
(1)Excludes lease revenue from discontinued operations of which: $5.6 million was fixed and $1.6 million was variable for the three months ended June 30, 2021; and $1.5 million and $11.1 million was fixed and $527,000 and $3.4 million was variable for the six months ended June 30, 2022 and 2021, respectively.

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of June 30, 2022
Year Ending December 31,	Operating leases	Sales-type leases
2022 (1)	$223,948	$480
2023	420,071	960
2024	372,126	960
2025	285,179	960
2026	221,782	960
Thereafter	1,055,808	3,556
Total contractual payments	$2,578,914	7,876
Less: Amount representing interest		(1,942)
Net investment in sales-type leases		$5,934
(1)Represents the six months ending December 31, 2022.

Lessee Arrangements

As of June 30, 2022, our balance sheet included $40.3 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2022	December 31, 2021
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$38,056	$38,361
Finance leases - Property	Prepaid expenses and other assets, net	2,222	2,238
Total right-of-use assets		$40,278	$40,599

Our property lease liabilities reported on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2022	December 31, 2021
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,412	$29,342

As of June 30, 2022, our operating leases had a weighted average remaining lease term of 52 years and a weighted average discount rate of 7.19%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2022	2021	2022	2021
Operating lease cost
Property leases - fixed	Property operating expenses	$1,032	$1,013	$2,051	$1,986
Property leases - variable	Property operating expenses	17	10	33	20
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	8	9	16	18
		$1,057	$1,032	$2,100	$2,024

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,676	$1,586
Financing cash flows for financing leases	$—	$10

Payments on property operating leases were due as follows (in thousands):

Year Ending December 31,	June 30, 2022
2022 (1)	$1,679
2023	3,399
2024	3,451
2025	1,797
2026	1,578
Thereafter	125,934
Total lease payments	137,838
Less: Amount representing interest	(108,426)
Lease liability	$29,412
(1)Represents the six months ending December 31, 2022.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2022 (dollars in thousands):

		Nominal Ownership %		June 30, 2022 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$547,429	$88,065	$108,738
Stevens Investors, LLC (3)	8/11/2015	95%	Washington, DC	167,443	—	904
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	102,419	60,153	51,802
				$817,291	$148,218	$161,444
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner generally receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.
(3)As of June 30, 2022, we also had a $112.0 million construction loan to the joint venture, which is eliminated in consolidation, that carries an interest rate of LIBOR plus 2.35% and had a balance of $95.3 million; the loan matures on August 11, 2024, and we have priority for repayment in full of borrowings and accrued interest on the loan over partner distributions of any future refinancing proceeds or other available cash flows.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2022	December 31, 2021
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,291	$15,579
BREIT COPT DC JV LLC	6/20/2019	10%	9	11,971	12,460
B RE COPT DC JV III LLC	6/2/2021	10%	2	11,755	11,850
			19	$39,017	$39,889
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.1 million as of June 30, 2022 and $7.2 million as of December 31, 2021 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Notes receivable from the City of Huntsville	$81,497	$77,784
Other investing loans receivable	5,033	6,041
Amortized cost basis	86,530	83,825
Allowance for credit losses	(1,645)	(1,599)
Investing receivables, net	$84,885	$82,226

The balances above include accrued interest receivable, net of allowance for credit losses, of $2.3 million as of June 30, 2022 and $5.3 million as of December 31, 2021.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable carry an interest rate of 8.0%.

The fair value of these receivables was approximately $88 million as of June 30, 2022 and $84 million as of December 31, 2021.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Construction contract costs in excess of billings, net	$29,223	$22,384
Furniture, fixtures and equipment, net	9,014	9,599
Deposits	7,154	3,910
Non-real estate equity investments	6,107	5,544
Prepaid expenses	6,066	20,058
Net investment in sales-type leases	5,934	6,194
Restricted cash	4,912	4,054
Interest rate derivatives	2,468	355
Property - finance right-of-use assets	2,222	2,238
Marketable securities in deferred compensation plan	1,881	2,556
Deferred tax asset, net (1)	1,685	1,841
Deferred financing costs, net (2)	746	1,314
Other assets	1,350	1,443
Prepaid expenses and other assets, net	$78,762	$81,490
(1)Includes a valuation allowance of $24,000 as of June 30, 2022 and December 31, 2021.
(2)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	June 30, 2022	December 31, 2021	June 30, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$85,708	$86,960	3.82% - 4.62% (2)	2023-2026
Variable rate secured debt	33,530	33,667	LIBOR + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	119,238	120,627
Revolving Credit Facility (4)	181,000	76,000	LIBOR + 0.775% to 1.45% (5)	March 2023 (4)
Term Loan Facility (6)	99,904	299,420	LIBOR + 1.00% to 1.65% (7)	December 2022
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	396,013	395,491	2.25% (8)	March 2026
2.00%, $400,000 aggregate principal	396,749	396,512	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	589,588	589,060	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	394,643	394,441	2.90% (11)	December 2033
Unsecured note payable	676	753	0% (12)	May 2026
Total debt, net	$2,177,811	$2,272,304
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.9 million as of June 30, 2022 and $5.8 million as of December 31, 2021.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.07% as of June 30, 2022.
(3)The weighted average interest rate on our variable rate secured debt was 2.58% as of June 30, 2022.
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
(5)The weighted average interest rate on the Revolving Credit Facility was 2.38% as of June 30, 2022.
(6)We repaid $200.0 million of this loan during the six months ended June 30, 2022.
(7)The interest rate on this loan was 2.31% as of June 30, 2022.
(8)The carrying value of these notes reflects an unamortized discount totaling $3.2 million as of June 30, 2022 and $3.6 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(9)The carrying value of these notes reflects an unamortized discount totaling $2.3 million as of June 30, 2022 and $2.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(10)The carrying value of these notes reflects an unamortized discount totaling $9.0 million as of June 30, 2022 and $9.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.4 million as of June 30, 2022 and $4.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $85,000 as of June 30, 2022 and $108,000 as of December 31, 2021.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2022, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	June 30, 2022
2022 (1)	$101,715
2023	199,953
2024	29,983
2025	23,717
2026	446,300
Thereafter	1,400,000
Total	$2,201,668	(2)
(1)Represents the six months ending December 31, 2022.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $23.9 million.

We capitalized interest costs of $1.4 million in the three months ended June 30, 2022, $1.7 million in the three months ended June 30, 2021, $2.9 million in the six months ended June 30, 2022 and $3.5 million in the six months ended June 30, 2021.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,776,993	$1,739,316	$1,775,504	$1,809,950
Other fixed-rate debt	86,384	82,707	87,713	87,339
Variable-rate debt	314,434	313,220	409,087	409,639
	$2,177,811	$2,135,243	$2,272,304	$2,306,928

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2022	December 31, 2021
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$269	$(1,361)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	268	(1,365)
$11,000	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	495	(234)
$22,925	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	1,436	355
$50,000	(3)	1.908%	One-Month LIBOR	9/1/2016	N/A	—	(684)
						$2,468	$(3,289)
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$2,468	$355
Interest rate swaps designated as cash flow hedges	Other liabilities	$—	$(2,960)
Interest rate swap not designated	Other liabilities	$—	$(684)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivatives				Amount of Loss Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Interest rate derivatives	$1,008	$(240)	$3,545	$544	$(754)	$(1,203)	$(1,757)	$(2,378)

Based on the fair value of our derivatives as of June 30, 2022, we estimate that approximately $1.0 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2022, we were not in default with any of these provisions, and we had not posted any collateral related to these agreements.

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

	For the Six Months Ended June 30,
	2022	2021
Beginning balance	$26,898	$25,430
Distributions to noncontrolling interests	(1,375)	(1,165)
Net income attributable to noncontrolling interests	1,306	1,153
Adjustment to arrive at fair value of interests	(77)	622
Ending balance	$26,752	$26,040

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

12.    Equity

In May 2022, we entered into an at-the-market (“ATM”) stock offering program (the “2022 ATM Program”) that replaced a similar program established in 2018 (the “2018 ATM Program”) because we replaced the registration statement under which the 2018 ATM Program was registered with a new registration statement. Under the 2022 ATM Program, we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of June 30, 2022, we had not issued any shares under the 2022 ATM Program.

We declared dividends per common share of $0.275 in the three months ended June 30, 2022 and 2021 and $0.550 in the six months ended June 30, 2022 and 2021.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the allowance for credit losses activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss expense (recoveries)	46	(76)	(61)	(91)
June 30, 2022	$1,645	$981	$852	$3,478

December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss (recoveries) expense	(719)	(77)	82	(714)
June 30, 2021	$2,132	$1,126	$725	$3,983
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of June 30, 2022 and December 31, 2021 included $742,000 and $218,000, respectively, in the line entitled “accounts receivable, net” and $110,000 and $695,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The balance as of June 30, 2021 and December 31, 2020 included $89,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $636,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2022 (in thousands):

	Origination Year
	2017 and Earlier	2018	2019	2020	2021	Total
Investing receivables:
Credit risk classification:
Investment grade	$73,478	$—	$—	$1,757	$6,262	$81,497
Non-investment grade	—	—	5,033	—	—	5,033
Total	$73,478	$—	$5,033	$1,757	$6,262	$86,530

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$855	$52	$234	$—	$1,141
Non-investment grade	180	115	108	1,646	—	2,049
Total	$180	$970	$160	$1,880	$—	$3,190

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$5,934	$—	$5,934

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2022.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of June 30, 2022 and December 31, 2021 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three or six months ended June 30, 2022 and 2021.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2022
Revenues from real estate operations	$67,589	$18,103	$15,129	$8,085	$9,308	$9,140	$127,354	$14,121	$—	$1,771	$143,246
Property operating expenses	(23,499)	(6,157)	(7,520)	(3,330)	(3,631)	(1,189)	(45,326)	(7,628)	50	(1,212)	(54,116)
UJV NOI allocable to COPT	—	—	—	—	—	1,080	1,080	—	—	—	1,080
NOI from real estate operations	$44,090	$11,946	$7,609	$4,755	$5,677	$9,031	$83,108	$6,493	$50	$559	$90,210
Additions to long-lived assets	$12,341	$2,541	$—	$650	$224	$—	$15,756	$3,561	$16	$65	$19,398
Transfers from non-operating properties	$768	$918	$521	$(78)	$20,037	$5,673	$27,839	$30	$—	$—	$27,869
Three Months Ended June 30, 2021
Revenues from real estate operations	$64,840	$15,626	$13,688	$8,445	$8,775	$8,070	$119,444	$15,970	$7,204	$1,805	$144,423
Property operating expenses	(21,714)	(5,917)	(7,506)	(3,227)	(2,968)	(777)	(42,109)	(7,463)	(3,828)	(1,216)	(54,616)
UJV NOI allocable to COPT	—	—	—	—	—	973	973	—	—	—	973
NOI from real estate operations	$43,126	$9,709	$6,182	$5,218	$5,807	$8,266	$78,308	$8,507	$3,376	$589	$90,780
Additions to long-lived assets	$11,511	$1,172	$—	$1,205	$3,053	$—	$16,941	$3,939	$121	$9	$21,010
Transfers from non-operating properties	$784	$25	$49,218	$—	$1,288	$1,017	$52,332	$38,000	$—	$—	$90,332
Six Months Ended June 30, 2022
Revenues from real estate operations	$134,803	$36,679	$29,842	$16,254	$18,503	$16,645	$252,726	$29,203	$1,980	$3,597	$287,506
Property operating expenses	(49,283)	(13,026)	(14,592)	(6,801)	(7,366)	(2,199)	(93,267)	(15,558)	(975)	(2,468)	(112,268)
UJV NOI allocable to COPT	—	—	—	—	—	2,160	2,160	—	—	—	2,160
NOI from real estate operations	$85,520	$23,653	$15,250	$9,453	$11,137	$16,606	$161,619	$13,645	$1,005	$1,129	$177,398
Additions to long-lived assets	$24,126	$4,730	$—	$1,390	$459	$—	$30,705	$7,894	$(35)	$66	$38,630
Transfers from non-operating properties	$6,137	$1,237	$939	$6,298	$20,113	$86,876	$121,600	$301	$—	$—	$121,901
Segment assets at June 30, 2022	$1,331,828	$488,597	$196,723	$172,873	$316,008	$435,252	$2,941,281	$534,257	$—	$3,878	$3,479,416
Six Months Ended June 30, 2021
Revenues from real estate operations	$131,286	$31,811	$26,243	$16,843	$17,028	$16,857	$240,068	$31,673	$14,538	$3,308	$289,587
Property operating expenses	(46,385)	(12,253)	(14,380)	(6,660)	(5,522)	(1,859)	(87,059)	(14,667)	(7,651)	(2,213)	(111,590)
UJV NOI allocable to COPT	—	—	—	—	—	1,890	1,890	—	—	—	1,890
NOI from real estate operations	$84,901	$19,558	$11,863	$10,183	$11,506	$16,888	$154,899	$17,006	$6,887	$1,095	$179,887
Additions to long-lived assets	$18,392	$1,470	$—	$1,757	$3,311	$—	$24,930	$7,948	$349	$13	$33,240
Transfers from non-operating properties	$1,140	$113	$49,269	$—	$14,205	$2,002	$66,729	$38,357	$—	$—	$105,086
Segment assets at June 30, 2021	$1,266,622	$403,442	$189,418	$174,633	$295,672	$353,797	$2,683,584	$520,126	$196,209	$3,639	$3,403,558

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment revenues from real estate operations	$143,246	$144,423	$287,506	$289,587
Construction contract and other service revenues	42,557	19,988	95,757	36,546
Less: Revenues from discontinued operations (Note 4)	—	(7,204)	(1,980)	(14,538)
Total revenues	$185,803	$157,207	$381,283	$311,595

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment property operating expenses	$54,116	$54,616	$112,268	$111,590
Less: Property operating expenses from discontinued operations (Note 4)	—	(3,702)	(971)	(7,400)
Total property operating expenses	$54,116	$50,914	$111,297	$104,190

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
UJV NOI allocable to COPT	$1,080	$973	$2,160	$1,890
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(760)	(711)	(1,518)	(1,404)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(2)	(2)	564	(4)
Equity in income of unconsolidated entities	$318	$260	$1,206	$482

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Construction contract and other service revenues	$42,557	$19,988	$95,757	$36,546
Construction contract and other service expenses	(41,304)	(19,082)	(92,954)	(34,875)
NOI from service operations	$1,253	$906	$2,803	$1,671

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NOI from real estate operations	$90,210	$90,780	$177,398	$179,887
NOI from service operations	1,253	906	2,803	1,671
Interest and other income	1,818	2,228	3,711	4,093
Credit loss (expense) recoveries	(225)	(193)	91	714
Gain on sales of real estate	(19)	40,233	(4)	39,743
Equity in income of unconsolidated entities	318	260	1,206	482
Income tax expense	(4)	(24)	(157)	(56)
Depreciation and other amortization associated with real estate operations	(34,812)	(34,732)	(69,076)	(69,232)
General, administrative and leasing expenses	(8,355)	(9,222)	(16,899)	(17,628)
Business development expenses and land carry costs	(701)	(1,372)	(1,484)	(2,466)
Interest expense	(14,808)	(15,942)	(29,232)	(33,461)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,080)	(973)	(2,160)	(1,890)
Revenues from real estate operations from discontinued operations (Note 4)	—	(7,204)	(1,980)	(14,538)
Property operating expenses from discontinued operations (Note 4)	—	3,702	971	7,400
Loss on early extinguishment of debt	—	(25,228)	(342)	(58,394)
Income from continuing operations	$33,595	$43,219	$64,846	$36,325

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2022	June 30, 2021
Segment assets	$3,479,416	$3,403,558
Operating properties lease liabilities included in segment assets	29,412	29,927
Non-operating property assets	469,380	441,048
Other assets	206,985	177,499
Total consolidated assets	$4,185,193	$4,052,032

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate, loss on early extinguishment of debt and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss (expense) recoveries, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

15.    Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Construction contract revenue:
Guaranteed maximum price	$36,503	$11,388	$84,426	$13,489
Firm fixed price	3,257	2,441	6,701	3,912
Cost-plus fee	2,255	5,847	3,561	18,333
Other	542	312	1,069	812
	$42,557	$19,988	$95,757	$36,546

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Construction contract revenue:
Construction	$41,829	$18,828	$94,398	$34,584
Design	186	848	290	1,150
Other	542	312	1,069	812
	$42,557	$19,988	$95,757	$36,546

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Beginning balance	$7,193	$13,997
Ending balance	$4,751	$10,003

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Beginning balance	$22,384	$10,343
Ending balance	$29,223	$9,766

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Beginning balance	$2,499	$4,610
Ending balance	$2,363	$2,320
Portion of beginning balance recognized in revenue during:
Three months ended June 30	$164	$2,070
Six months ended June 30	$190	$2,617

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2022 that will be recognized as revenue in future periods was $62.4 million, of which we expect to recognize approximately $44 million in the six months ending December 31, 2022 and the remainder in 2023.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of June 30, 2022 and December 31, 2021. Credit loss expense on construction contracts receivable and unbilled construction revenue was insignificant for the three and six months ended June 30, 2022 and 2021.

16.    Share-Based Compensation

Restricted Shares

During the six months ended June 30, 2022, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 165,284 restricted common shares with an aggregate grant date fair value of $4.4 million (weighted average of $26.52 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the six months ended June 30, 2022, forfeiture restrictions lapsed on 141,185 previously issued common shares; these shares had a weighted average grant date fair value of $26.28 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.7 million.

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

TB-PIUs

During the six months ended June 30, 2022, we granted 101,966 TB-PIUs with an aggregate grant date fair value of $2.7 million (weighted average of $26.39 per TB-PIU) to senior management team members and certain non-employee Trustees. TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the six months ended June 30, 2022, forfeiture restrictions lapsed on 73,056 previously issued TB-PIUs; these TB-PIUs had a weighted average grant date fair value of $26.01 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $1.9 million.

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

Deferred Share Awards

During the six months ended June 30, 2022, a non-employee Trustee was granted 3,941 deferred share awards with an aggregate grant date fair value of $100,000 ($25.41 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$33,595	$43,219	$64,846	$36,325
Income from continuing operations attributable to noncontrolling interests	(1,285)	(1,488)	(2,369)	(2,068)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(92)	(134)	(204)	(247)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	32,218	41,597	62,273	34,010
Redeemable noncontrolling interests	(30)	(20)	(69)	7
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	17	11	35	9
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	32,205	41,588	62,239	34,026
Discontinued operations	—	679	29,573	1,494
Discontinued operations attributable to noncontrolling interests	—	(9)	(421)	(19)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	(2)	(90)	3
Numerator for diluted EPS on net income attributable to COPT common shareholders	$32,205	$42,256	$91,301	$35,504

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,082	111,974	112,052	111,931
Dilutive effect of redeemable noncontrolling interests	126	133	129	125
Dilutive effect of share-based compensation awards	429	297	427	280
Denominator for diluted EPS (common shares)	112,637	112,404	112,608	112,336

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.29	$0.37	$0.55	$0.30
Discontinued operations attributable to COPT common shareholders	—	0.01	0.26	0.02
Net income attributable to COPT common shareholders	$0.29	$0.38	$0.81	$0.32
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.29	$0.37	$0.55	$0.30
Discontinued operations attributable to COPT common shareholders	—	0.01	0.26	0.02
Net income attributable to COPT common shareholders	$0.29	$0.38	$0.81	$0.32

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Conversion of common units	1,476	1,262	1,430	1,254
Conversion of redeemable noncontrolling interests	863	776	835	799

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended June 30, 2022 and 2021 of 404,000 and 420,000, respectively, and for the six months ended June 30, 2022 and 2021 of 401,000 and 419,000, respectively;
•weighted average TB-PIUs for the three months ended June 30, 2022 and 2021 of 191,000 and 166,000, respectively, and for the six months ended June 30, 2022 and 2021 of 182,000 and 148,000, respectively; and
•weighted average PB-PIUs for the three and six months ended June 30, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2022, management believes that it is reasonably possible that we could recognize a loss of up to $3.8 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $31 million as of June 30, 2022. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2022, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2022, we:

•finished the period with our portfolio 91.6% occupied and 93.6% leased;
•placed into service 363,000 square feet in three newly-developed properties that were 99.0% leased as of June 30, 2022; and
•sold our wholesale data center for $222.5 million, resulting in a gain on sale of $28.6 million. We used the proceeds to repay a portion of our Term Loan Facility and the remainder to repay borrowings under our Revolving Credit Facility.

With regard to our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures.

In 2022, the United States economy has experienced inflationary conditions, increased interest rates and certain supply-chain related shortages, and had two consecutive quarters of decreased gross domestic product. For us, to date:

•inflationary conditions have contributed to increased costs for certain property operating expenses and building materials, which affects our development of new properties and improvements for existing properties. The effect of these increased costs has not significantly impacted us to date primarily since we had contracts in place for much of our property operating expense, development and building improvement cash requirements. However, we are expecting:
•continued increases in property operating expenses, particularly from new or renewed contracts for service arrangements. Most of our leases obligate tenants to pay either their full share of a building’s operating expenses or their share to the extent such expenses exceed amounts established in their leases. We believe that these lease arrangements reduce our exposure to increases in property operating expenses;
•increased costs for contemplated new property development, which could adversely affect our ability to achieve targeted development yields to the extent increases in market rental rates do not keep pace, and therefore could also reduce our willingness to commence development of new properties;
•increased costs for tenant improvements associated with new leasing, which could reduce our willingness to enter into new leases to the extent increases in market rents do not keep pace with cost increases; and
•increased costs for contemplated other capital improvements, which could affect our willingness, or timeline, for completing such improvements;
•increased interest rates have not significantly affected us due in large part to debt refinancings that we completed in 2020 and 2021. Our debt is predominantly fixed rate and in the form of long-term unsecured notes, and we have no significant fixed rate debt maturing until 2026. Moreover, most of the effect of interest rate increases on our variable rate debt is hedged by interest rate swaps through the end of 2022; and
•supply-chain related shortages have not had a significant effect on our ability to execute our operating and development activities.

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

•general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability, property operating and construction costs, and property values;
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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	June 30, 2022	December 31, 2021
Occupancy rates at period end
Total	91.6%	92.4%
Defense/IT Locations:
Fort Meade/BW Corridor	90.5%	90.0%
NoVA Defense/IT	88.2%	89.5%
Lackland Air Force Base	100.0%	100.0%
Navy Support	91.3%	93.9%
Redstone Arsenal	87.7%	90.8%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	92.9%	93.2%
Regional Office	80.2%	87.3%
Other	75.5%	66.2%
Annualized rental revenue per occupied square foot at period end	$32.76	$32.47

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2021	21,710	20,070
Vacated upon lease expiration (1)	—	(473)
Occupancy for new leases	—	294
Developed	363	352
Other changes	16	—
June 30, 2022	22,089	20,243
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2022, we leased 1.4 million square feet, including: 676,000 square feet of renewal leasing, representing a tenant retention rate of 61.9%; 277,000 square feet of vacant space leasing; and 476,000 square feet of development leasing.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2022 and 2021

	For the Three Months Ended June 30,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$143,246	$137,219	$6,027
Construction contract and other service revenues	42,557	19,988	22,569
Total revenues	185,803	157,207	28,596
Operating expenses
Property operating expenses	54,116	50,914	3,202
Depreciation and amortization associated with real estate operations	34,812	34,732	80
Construction contract and other service expenses	41,304	19,082	22,222
General, administrative and leasing expenses	8,355	9,222	(867)
Business development expenses and land carry costs	701	1,372	(671)
Total operating expenses	139,288	115,322	23,966
Interest expense	(14,808)	(15,942)	1,134
Interest and other income	1,818	2,228	(410)
Credit loss expense	(225)	(193)	(32)
Gain on sales of real estate	(19)	40,233	(40,252)
Loss on early extinguishment of debt	—	(25,228)	25,228
Equity in income of unconsolidated entities	318	260	58
Income tax expense	(4)	(24)	20
Income from continuing operations	33,595	43,219	(9,624)
Discontinued operations	—	679	(679)
Net income	$33,595	$43,898	$(10,303)

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$131,535	$130,229	$1,306
Lease termination revenue, net	399	1,094	(695)
Provision for collectability losses included in lease revenue	(727)	5	(732)
Other property revenue	935	732	203
Same Properties total revenues	132,142	132,060	82
Developed and redeveloped properties placed in service	9,979	2,841	7,138
Wholesale data center	—	7,204	(7,204)
Dispositions	(4)	1,165	(1,169)
Other	1,129	1,153	(24)
	143,246	144,423	(1,177)
Property operating expenses
Same Properties	(50,972)	(48,557)	(2,415)
Developed and redeveloped properties placed in service	(2,291)	(1,150)	(1,141)
Wholesale data center	50	(3,828)	3,878
Dispositions	—	(135)	135
Other	(903)	(946)	43
	(54,116)	(54,616)	500

UJV NOI allocable to COPT
Same Properties	924	923	1
Retained interest in newly-formed UJVs	156	50	106
	1,080	973	107

NOI from real estate operations
Same Properties	82,094	84,426	(2,332)
Developed and redeveloped properties placed in service	7,688	1,691	5,997
Wholesale data center	50	3,376	(3,326)
Dispositions, net of retained interest in newly-formed UJVs	152	1,080	(928)
Other	226	207	19
	$90,210	$90,780	$(570)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$76,319	$76,359	$(40)
Regional Office	5,441	7,686	(2,245)
Other	334	381	(47)
	$82,094	$84,426	$(2,332)

Same Properties rent statistics
Average occupancy rate	91.6%	93.7%	(2.1%)
Average straight-line rent per occupied square foot (1)	$6.42	$6.40	$0.02

(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 176 properties, comprising 92.1% of our portfolio’s square footage as of June 30, 2022. This pool of properties changed from the pool used for purposes of comparing 2021 and 2020 in our 2021 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2021 and eight properties owned through an unconsolidated real estate joint venture that was formed in 2020.

Regarding the changes in NOI from real estate operations reported above:

•the decrease for our Same Properties pool was attributable primarily to our Regional Office segment, which had lower occupancy in the current period due mostly to the scheduled lease expiration of a 140,000 square foot space;
•developed and redeveloped properties placed in service reflects the effect of ten properties placed in service in 2021 and 2022; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of a 90% interest in two data center shells in 2021.

NOI from Service Operations

	For the Three Months Ended June 30,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$42,557	$19,988	$22,569
Construction contract and other service expenses	(41,304)	(19,082)	(22,222)
NOI from service operations	$1,253	$906	$347

Construction contract and other service revenues and expenses increased in the current period due primarily to a higher volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Gain on sales of real estate

The gain on sales of real estate recognized in the prior period was due to our sale of a 90% interest in two data center shell properties.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the prior period was attributable to our redemption of unsecured senior notes that we refinanced.

Comparison of Statements of Operations for the Six Months Ended June 30, 2022 and 2021

	For the Six Months Ended June 30,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$285,526	$275,049	$10,477
Construction contract and other service revenues	95,757	36,546	59,211
Total revenues	381,283	311,595	69,688
Operating expenses
Property operating expenses	111,297	104,190	7,107
Depreciation and amortization associated with real estate operations	69,076	69,232	(156)
Construction contract and other service expenses	92,954	34,875	58,079
General, administrative and leasing expenses	16,899	17,628	(729)
Business development expenses and land carry costs	1,484	2,466	(982)
Total operating expenses	291,710	228,391	63,319
Interest expense	(29,232)	(33,461)	4,229
Interest and other income	3,711	4,093	(382)
Credit loss recoveries	91	714	(623)
Gain on sales of real estate	(4)	39,743	(39,747)
Loss on early extinguishment of debt	(342)	(58,394)	58,052
Equity in income of unconsolidated entities	1,206	482	724
Income tax expense	(157)	(56)	(101)
Income from continuing operations	64,846	36,325	28,521
Discontinued operations	29,573	1,494	28,079
Net income	$94,419	$37,819	$56,600

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$264,040	$261,386	$2,654
Lease termination revenue, net	620	2,456	(1,836)
Provision for collectability losses included in lease revenue	(727)	(119)	(608)
Other property revenue	1,794	1,239	555
Same Properties total revenues	265,727	264,962	765
Developed and redeveloped properties placed in service	17,506	5,250	12,256
Wholesale data center	1,980	14,538	(12,558)
Dispositions	(3)	2,846	(2,849)
Other	2,296	1,991	305
	287,506	289,587	(2,081)
Property operating expenses
Same Properties	(105,133)	(100,212)	(4,921)
Developed and redeveloped properties placed in service	(4,356)	(1,712)	(2,644)
Wholesale data center	(975)	(7,651)	6,676
Dispositions	1	(433)	434
Other	(1,805)	(1,582)	(223)
	(112,268)	(111,590)	(678)

UJV NOI allocable to COPT
Same Properties	1,850	1,840	10
Retained interest in newly-formed UJVs	310	50	260
	2,160	1,890	270

NOI from real estate operations
Same Properties	162,444	166,590	(4,146)
Developed and redeveloped properties placed in service	13,150	3,538	9,612
Wholesale data center	1,005	6,887	(5,882)
Dispositions, net of retained interest in newly-formed UJVs	308	2,463	(2,155)
Other	491	409	82
	$177,398	$179,887	$(2,489)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$149,905	$151,018	$(1,113)
Regional Office	11,900	14,887	(2,987)
Other	639	685	(46)
	$162,444	$166,590	$(4,146)

Same Properties rent statistics
Average occupancy rate	91.7%	93.6%	(1.9%)
Average straight-line rent per occupied square foot (1)	$12.87	$12.80	$0.07

(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the decrease for our Same Properties pool was attributable primarily to our Regional Office segment, which had lower occupancy in the current period due mostly to the scheduled lease expiration of a 140,000 square foot space;

•developed and redeveloped properties placed in service reflects the effect of ten properties placed in service in 2021 and 2022; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of a 90% interest in two data center shells in 2021.

NOI from Service Operations

	For the Six Months Ended June 30,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$95,757	$36,546	$59,211
Construction contract and other service expenses	(92,954)	(34,875)	(58,079)
NOI from service operations	$2,803	$1,671	$1,132

Construction contract and other service revenue and expenses increased in the current period due primarily to a higher volume of construction activity for one of our tenants.

Interest expense

Interest expense decreased due to lower weighted average interest rates in the current period resulting primarily from debt refinancings that we completed in 2021.

Gain on sales of real estate

The gain on sales of real estate recognized in the prior period was due to our sale of a 90% interest in two data center shell properties.

Loss on extinguishment of debt

The loss on early extinguishment of debt recognized in the prior period was attributable to our purchase or redemption of unsecured senior notes that we refinanced.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars and shares in thousands, except per share data)
Net income	$33,595	$43,898	$94,419	$37,819
Real estate-related depreciation and amortization	34,812	37,555	69,076	74,876
Depreciation and amortization on UJVs allocable to COPT	525	476	1,051	930
Gain on sales of real estate	19	(40,233)	(28,560)	(39,743)
FFO	68,951	41,696	135,986	73,882
FFO allocable to other noncontrolling interests	(1,178)	(1,302)	(2,220)	(2,329)
Basic FFO allocable to share-based compensation awards	(357)	(193)	(719)	(353)
Basic FFO available to common share and common unit holders	67,416	40,201	133,047	71,200
Redeemable noncontrolling interests	4	11	(2)	70
Diluted FFO adjustments allocable to share-based compensation awards	27	—	54	—
Diluted FFO available to common share and common unit holders	67,447	40,212	133,099	71,270
Loss on early extinguishment of debt	—	25,228	342	58,394
Demolition costs on redevelopment and nonrecurring improvements	—	302	—	302
Executive transition costs	137	—	137	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(137)	(2)	(304)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$67,584	$65,605	$133,576	$129,662

Weighted average common shares	112,082	111,974	112,052	111,931
Conversion of weighted average common units	1,476	1,262	1,430	1,254
Weighted average common shares/units - Basic FFO per share	113,558	113,236	113,482	113,185
Dilutive effect of share-based compensation awards	429	297	427	280
Redeemable noncontrolling interests	126	133	129	125
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,113	113,666	114,038	113,590

Diluted FFO per share	$0.59	$0.35	$1.17	$0.63
Diluted FFO per share, as adjusted for comparability	$0.59	$0.58	$1.17	$1.14

Denominator for diluted EPS	112,637	112,404	112,608	112,336
Weighted average common units	1,476	1,262	1,430	1,254
Denominator for diluted FFO per share and as adjusted for comparability	114,113	113,666	114,038	113,590

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2022 (in thousands):

Development	$138,409
Tenant improvements on operating properties (1)	16,207
Capital improvements on operating properties	13,584
$168,200
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $708,000 when comparing the six months ended June 30, 2022 and 2021, which included a decrease in interest expense paid resulting from debt refinancings completed in 2021 that reduced our borrowing rates on unsecured senior notes and affected the timing of our interest payments on such notes.

Net cash flow provided by investing activities increased $65.5 million when comparing the six months ended June 30, 2022 and 2021 due to $220.8 million in proceeds from properties sold in the current period (primarily pertaining to our wholesale data center) as compared to $114.4 million in the prior period (mostly from our sale of a 90% interest in two data center shells), partially offset by a $32.0 million increase in cash outlays for development and redevelopment of properties in the current period.

Net cash flow used in financing activities in the six months ended June 30, 2022 was $165.3 million, and included the following:

•net repayment of debt borrowings of $96.6 million; and
•dividends to common shareholders of $61.8 million.

Net cash flow used in financing activities in the six months ended June 30, 2021 was $107.7 million, and included the following:

•dividends to common shareholders of $61.7 million; and
•net repayment of debt borrowings of $37.4 million.

Supplemental Guarantor Information

As of June 30, 2022, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of June 30, 2022, we had $20.7 million in cash and cash equivalents.

We have a Revolving Credit Facility with an aggregate commitment by the lenders of $800.0 million, with the ability for us to increase such commitment to $1.25 billion, provided that there is no default under the facility and subject to the approval of the lenders. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. The facility matures in March 2023, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. As of June 30, 2022, the maximum borrowing capacity under this facility totaled $800.0 million, of which $619.0 million was available.

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

In May 2022, we replaced our 2018 ATM stock offering program with the 2022 ATM Program under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million. Under this program, we may also, at our discretion, sell common shares under forward equity sales agreements. The use of a forward equity sales agreement would enable us to lock in a price on a sale of common shares when the agreement is executed but defer issuing the shares and receiving the sale proceeds until a later date.

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
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $55 million during the remainder of 2022);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2022 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs.

During the remainder of 2022, we expect to spend approximately $165 million on development/redevelopment costs, most of which was contractually obligated as of June 30, 2022; we expect to fund these cash requirements using, in part, any available remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. As of June 30, 2022, we had $100 million in debt balloon payments due in December 2022 that we expect to repay using borrowings under our Revolving Credit Facility or proceeds from new long-term debt borrowings. As we use our Revolving Credit Facility to fund development/redevelopment costs and debt balloon payments, we intend to free up borrowing capacity by paying it down using proceeds from sales of interests in data center shells, property sales, new long-term debt borrowings and/or issuing common shares.

Beyond 2022, we expect to fund property development and redevelopment activities using, in part, any available remaining cash flow from operations, with most of the balance funded initially using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 9.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2022, we were compliant with these covenants.

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

The following table sets forth as of June 30, 2022 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,445	$18,413	$29,443	$1,302	$436,140	$1,400,000	$1,886,743
Weighted average interest rate	3.84%	3.94%	4.42%	3.23%	2.38%	2.58%	2.58%
Variable rate debt (2)	$100,270	$181,540	$540	$22,415	$10,160	$—	$314,925
Weighted average interest rate (3)	2.31%	2.38%	2.57%	2.61%	2.51%	—%	2.38%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.9 million.
(2)As of June 30, 2022, maturities in 2023 included $181.0 million that may be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of June 30, 2022 for variable rate debt.

The fair value of our debt was $2.1 billion as of June 30, 2022.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $122 million as of June 30, 2022.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2022 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $395,000 in the six months ended June 30, 2022 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	August 2, 2022	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	August 2, 2022	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer