Form 10-Q
period 2022-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2022-11-01
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of October 21, 2022, 112,423,263 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Properties, net:
Operating properties, net	$3,169,992	$3,090,510
Projects in development or held for future development	521,419	442,434
Total properties, net	3,691,411	3,532,944
Property - operating right-of-use assets	37,541	38,361
Assets held for sale, net	—	192,699
Cash and cash equivalents	12,643	13,262
Investment in unconsolidated real estate joint ventures	38,644	39,889
Accounts receivable, net	39,720	40,752
Deferred rent receivable	124,146	108,926
Intangible assets on property acquisitions, net	11,788	14,567
Lease incentives, net	49,083	51,486
Deferred leasing costs (net of accumulated amortization of $34,711 and $31,768, respectively)	68,122	65,850
Investing receivables (net of allowance for credit losses of $3,728 and $1,599, respectively)	102,550	82,226
Prepaid expenses and other assets, net	93,681	81,490
Total assets	$4,269,329	$4,262,452
Liabilities and equity
Liabilities:
Debt, net	$2,269,834	$2,272,304
Accounts payable and accrued expenses	156,815	186,202
Rents received in advance and security deposits	29,056	32,262
Dividends and distributions payable	31,407	31,299
Deferred revenue associated with operating leases	9,382	9,341
Property - operating lease liabilities	29,088	29,342
Other liabilities	17,634	17,729
Total liabilities	2,543,216	2,578,479
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	25,447	26,898
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,423,263 at September 30, 2022 and 112,327,533 at December 31, 2021)	1,124	1,123
Additional paid-in capital	2,484,702	2,481,539
Cumulative distributions in excess of net income	(827,072)	(856,863)
Accumulated other comprehensive income (loss)	2,632	(3,059)
Total shareholders’ equity	1,661,386	1,622,740
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	25,524	21,363
Other consolidated entities	13,756	12,972
Noncontrolling interests in subsidiaries	39,280	34,335
Total equity	1,700,666	1,657,075
Total liabilities, redeemable noncontrolling interests and equity	$4,269,329	$4,262,452

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Lease revenue	$146,481	$138,032	$430,147	$411,776
Other property revenue	1,206	841	3,066	2,146
Construction contract and other service revenues	34,813	28,046	130,570	64,592
Total revenues	182,500	166,919	563,783	478,514
Operating expenses
Property operating expenses	57,663	52,728	168,960	156,918
Depreciation and amortization associated with real estate operations	35,247	33,807	104,323	103,039
Construction contract and other service expenses	33,555	27,089	126,509	61,964
General, administrative and leasing expenses	8,898	9,342	25,797	26,970
Business development expenses and land carry costs	552	1,093	2,036	3,559
Total operating expenses	135,915	124,059	427,625	352,450
Interest expense	(15,123)	(15,720)	(44,355)	(49,181)
Interest and other income	2,290	1,818	6,001	5,911
Credit loss (expense) recoveries	(1,693)	326	(1,602)	1,040
Gain on sales of real estate	16	(32)	12	39,711
Loss on early extinguishment of debt	—	(1,159)	(342)	(59,553)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	32,075	28,093	95,872	63,992
Equity in income of unconsolidated entities	308	297	1,514	779
Income tax expense	(67)	(47)	(224)	(103)
Income from continuing operations	32,316	28,343	97,162	64,668
Discontinued operations	—	451	29,573	1,945
Net income	32,316	28,794	126,735	66,613
Net income attributable to noncontrolling interests:
Common units in COPLP	(476)	(357)	(1,828)	(831)
Other consolidated entities	(919)	(1,336)	(2,357)	(2,949)
Net income attributable to COPT common shareholders	$30,921	$27,101	$122,550	$62,833

Basic earnings per common share: (1)
Income from continuing operations	$0.28	$0.24	$0.83	$0.54
Discontinued operations	—	—	0.26	0.02
Net income attributable to COPT common shareholders	$0.28	$0.24	$1.09	$0.56
Diluted earnings per common share: (1)
Income from continuing operations	$0.27	$0.24	$0.83	$0.54
Discontinued operations	—	—	0.25	0.02
Net income attributable to COPT common shareholders	$0.27	$0.24	$1.08	$0.56
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$32,316	$28,794	$126,735	$66,613
Other comprehensive income:
Unrealized income (loss) on interest rate derivatives	1,101	(118)	4,646	426
Reclassification adjustments on interest rate derivatives recognized in interest expense	(77)	1,226	1,680	3,604
Total other comprehensive income	1,024	1,108	6,326	4,030
Comprehensive income	33,340	29,902	133,061	70,643
Comprehensive income attributable to noncontrolling interests	(1,593)	(1,733)	(4,820)	(4,000)
Comprehensive income attributable to COPT	$31,747	$28,169	$128,241	$66,643

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2021
Balance at June 30, 2021 (112,336,070 common shares outstanding)	$1,123	$2,478,416	$(835,894)	$(6,415)	$34,082	$1,671,312
Redemption of common units	—	—	—	—	(56)	(56)
Share-based compensation (10,659 shares redeemed, net of issuances)	—	1,064	—	—	1,098	2,162
Redemption of vested equity awards	—	(64)	—	—	—	(64)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,051	—	—	(1,051)	—
Comprehensive income	—	—	27,101	1,068	600	28,769
Dividends	—	—	(30,883)	—	—	(30,883)
Distributions to owners of common units in COPLP	—	—	—	—	(398)	(398)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(55)	—	—	—	(55)
Balance at September 30, 2021 (112,325,411 common shares outstanding)	$1,123	$2,480,412	$(839,676)	$(5,347)	$34,267	$1,670,779

For the Three Months Ended September 30, 2022
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951
Redemption of common units	—	—	—	—	(86)	(86)
Share-based compensation (1,408 shares redeemed, net of issuances)	—	1,045	—	—	1,389	2,434
Redemption of vested equity awards	—	(48)	—	—	—	(48)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,301	—	—	(1,301)	—
Comprehensive income	—	—	30,921	826	799	32,546
Dividends	—	—	(30,917)	—	—	(30,917)
Distributions to owners of common units in COPLP	—	—	—	—	(471)	(471)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	1,265	—	—	—	1,265
Balance at September 30, 2022 (112,423,263 common shares outstanding)	$1,124	$2,484,702	$(827,072)	$2,632	$39,280	$1,700,666

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2021
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(297)	(297)
Share-based compensation (135,598 shares issued, net of redemptions)	1	3,239	—	—	3,082	6,322
Redemption of vested equity awards	—	(2,422)	—	—	—	(2,422)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,245	—	—	(1,245)	—
Comprehensive income	—	—	62,833	3,810	1,714	68,357
Dividends	—	—	(92,673)	—	—	(92,673)
Distributions to owners of common units in COPLP	—	—	—	—	(1,196)	(1,196)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(677)	—	—	—	(677)
Other	—	—	—	—	(324)	(324)
Balance at September 30, 2021 (112,325,411 common shares outstanding)	$1,123	$2,480,412	$(839,676)	$(5,347)	$34,267	$1,670,779

For the Nine Months Ended September 30, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(462)	(462)
Share-based compensation (95,730 shares issued, net of redemptions)	1	3,066	—	—	4,045	7,112
Redemption of vested equity awards	—	(1,168)	—	—	—	(1,168)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(77)	—	—	77	—
Comprehensive income	—	—	122,550	5,691	2,720	130,961
Dividends	—	—	(92,759)	—	—	(92,759)
Distributions to owners of common units in COPLP	—	—	—	—	(1,412)	(1,412)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	1,342	—	—	—	1,342
Balance at September 30, 2022 (112,423,263 common shares outstanding)	$1,124	$2,484,702	$(827,072)	$2,632	$39,280	$1,700,666

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Revenues from real estate operations received	$431,447	$427,448
Construction contract and other service revenues received	130,710	68,780
Property operating expenses paid	(179,306)	(168,009)
Construction contract and other service expenses paid	(128,428)	(50,275)
General, administrative, leasing, business development and land carry costs paid	(24,630)	(22,367)
Interest expense paid	(37,561)	(46,621)
Lease incentives paid	(8,360)	(8,694)
Other	3,262	(359)
Net cash provided by operating activities	187,134	199,903
Cash flows from investing activities
Development and redevelopment of properties	(223,298)	(176,554)
Tenant improvements on operating properties	(22,550)	(15,149)
Other capital improvements on operating properties	(28,705)	(19,256)
Proceeds from sale of properties	220,810	114,050
Investing receivables funded	(19,000)	(1,196)
Leasing costs paid	(10,544)	(14,929)
Other	852	1,042
Net cash used in investing activities	(82,435)	(111,992)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	451,000	456,000
Unsecured senior notes	—	987,210
Other debt proceeds	—	4,630
Repayments of debt
Revolving Credit Facility	(254,000)	(589,000)
Unsecured senior notes	—	(600,000)
Scheduled principal amortization	(2,469)	(2,911)
Other debt repayments	(200,000)	(188,960)
Deferred financing costs paid	—	(2,662)
Payments in connection with early extinguishment of debt	(6)	(55,720)
Common share dividends paid	(92,731)	(92,632)
Other	(7,411)	(7,754)
Net cash used in financing activities	(105,617)	(91,799)
Net decrease in cash and cash equivalents and restricted cash	(918)	(3,888)
Cash and cash equivalents and restricted cash
Beginning of period	17,316	22,033
End of period	$16,398	$18,145

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$126,735	$66,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	106,084	113,676
Amortization of deferred financing costs and net debt discounts	3,503	3,969
Increase in deferred rent receivable	(13,660)	(13,515)
Gain on sales of real estate	(28,576)	(39,711)
Share-based compensation	6,542	5,960
Loss on early extinguishment of debt	342	59,553
Other	(2,580)	(3,708)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,098	6,269
Increase in lease incentives and prepaid expenses and other assets, net	(7,646)	(13,120)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,502)	15,250
Decrease in rents received in advance and security deposits	(3,206)	(1,333)
Net cash provided by operating activities	$187,134	$199,903
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$13,262	$18,369
Restricted cash at beginning of period	4,054	3,664
Cash and cash equivalents and restricted cash at beginning of period	$17,316	$22,033

Cash and cash equivalents at end of period	$12,643	$14,570
Restricted cash at end of period	3,755	3,575
Cash and cash equivalents and restricted cash at end of period	$16,398	$18,145
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(21,401)	$17,590
Recognition of operating right-of-use assets and related lease liabilities	$683	$328
Investment in unconsolidated real estate joint venture retained in property disposition	$—	$11,842
Increase in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$5,901	$4,030
Dividends/distributions payable	$31,407	$31,306
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$121
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$77	$(1,245)
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(1,342)	$677

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban/urban-like submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of September 30, 2022, our properties included the following:

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2022, COPT owned 98.0% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $1.8 million as of September 30, 2022, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$1,712	$—	$—	$1,712
Other	57	—	—	57
Interest rate derivatives (1)	—	3,296	—	3,296
Total assets	$1,769	$3,296	$—	$5,065
Liabilities:
Deferred compensation plan liability (2)	$—	$1,769	$—	$1,769
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$584,878	$572,900
Buildings and improvements	3,830,427	3,670,133
Less: Accumulated depreciation	(1,245,313)	(1,152,523)
Operating properties, net	$3,169,992	$3,090,510

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

The table below sets forth the property’s results of operations included in discontinued operations on our consolidated statements of operations and its operating and investing cash flows included on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from real estate operations	$—	$7,717	$1,980	$22,255
Property operating expenses	—	(4,462)	(971)	(11,862)
Depreciation and amortization associated with real estate operations	—	(2,804)	—	(8,448)
Gain on sale of real estate	—	—	28,564	—
Discontinued operations	$—	$451	$29,573	$1,945

Cash flows from operating activities			$5,759	$11,593
Cash flows from investing activities			$220,566	$(882)

2022 Development Activities

During the nine months ended September 30, 2022, we placed into service 363,000 square feet in three newly-developed properties. As of September 30, 2022, we had 12 properties under development, including one partially-operational property, and an expansion of one fully-operational property that we estimate will total 1.9 million square feet upon completion.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue (1)	2022	2021	2022	2021
Fixed	$113,700	$108,694	$337,558	$323,452
Variable	32,781	29,338	92,589	88,324
	$146,481	$138,032	$430,147	$411,776
(1)Excludes lease revenue from discontinued operations of which: $5.6 million was fixed and $2.1 million was variable for the three months ended September 30, 2021; and $1.5 million and $16.7 million was fixed and $527,000 and $5.6 million was variable for the nine months ended September 30, 2022 and 2021, respectively.

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of September 30, 2022
Year Ending December 31,	Operating leases	Sales-type leases
2022 (1)	$114,168	$240
2023	433,302	960
2024	391,451	960
2025	304,035	960
2026	237,922	960
Thereafter	1,106,292	3,556
Total contractual payments	$2,587,170	7,636
Less: Amount representing interest		(1,835)
Net investment in sales-type leases		$5,801
(1)Represents the three months ending December 31, 2022.

Lessee Arrangements

As of September 30, 2022, our balance sheet included $39.8 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2022	December 31, 2021
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$37,541	$38,361
Finance leases - Property	Prepaid expenses and other assets, net	2,214	2,238
Total right-of-use assets		$39,755	$40,599

Our property lease liabilities reported on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2022	December 31, 2021
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$29,088	$29,342

As of September 30, 2022, our operating leases had a weighted average remaining lease term of 52 years and a weighted average discount rate of 7.19%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2022	2021	2022	2021
Operating lease cost
Property leases - fixed	Property operating expenses	$1,031	$1,013	$3,082	$2,999
Property leases - variable	Property operating expenses	16	11	49	31
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	7	5	23	23
		$1,054	$1,029	$3,154	$3,053

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,515	$2,399
Financing cash flows for financing leases	$—	$14

Payments on property operating leases were due as follows (in thousands):

Year Ending December 31,	September 30, 2022
2022 (1)	$839
2023	3,399
2024	3,451
2025	1,797
2026	1,578
Thereafter	125,934
Total lease payments	136,998
Less: Amount representing interest	(107,910)
Lease liability	$29,088
(1)Represents the three months ending December 31, 2022.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of September 30, 2022 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		September 30, 2022 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$578,626	$88,453	$112,909	$52,366
Stevens Investors, LLC (3)	8/11/2015	95%	Washington, DC	167,869	—	678	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	101,865	59,933	51,531	50,085
				$848,360	$148,386	$165,118	$102,451
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner generally receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.
(3)As of September 30, 2022, we also had a $112.0 million construction loan to the joint venture, which is eliminated in consolidation, that carries an interest rate of LIBOR plus 2.35% and had a balance of $96.4 million; the loan matures on August 11, 2024, and we have priority for repayment in full of borrowings and accrued interest on the loan over partner distributions of any future refinancing proceeds or other available cash flows.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2022	December 31, 2021
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	$15,140	$15,579
BREIT COPT DC JV LLC	6/20/2019	10%	9	11,801	12,460
B RE COPT DC JV III LLC	6/2/2021	10%	2	11,703	11,850
			19	$38,644	$39,889
(1)Included in the line entitled “investment in unconsolidated real estate joint ventures” on our consolidated balance sheets.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.1 million as of September 30, 2022 and $7.2 million as of December 31, 2021 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Notes receivable from the City of Huntsville	$83,636	$77,784
Other investing loans receivable	22,642	6,041
Amortized cost basis	106,278	83,825
Allowance for credit losses	(3,728)	(1,599)
Investing receivables, net	$102,550	$82,226

The balances above include accrued interest receivable, net of allowance for credit losses, of $4.4 million as of September 30, 2022 and $5.3 million as of December 31, 2021.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable as of September 30, 2022 carry interest rates ranging from 8.0% to 14.0% and mature within one year.

The fair value of these receivables was approximately $108 million as of September 30, 2022 and $84 million as of December 31, 2021.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$27,142	$20,058
Construction contract costs in excess of billings, net	26,562	22,384
Furniture, fixtures and equipment, net	8,815	9,599
Non-real estate equity investments	6,106	5,544
Net investment in sales-type leases	5,801	6,194
Deposits	4,850	3,910
Restricted cash	3,755	4,054
Interest rate derivatives	3,296	355
Property - finance right-of-use assets	2,214	2,238
Marketable securities in deferred compensation plan	1,769	2,556
Deferred tax asset, net (1)	1,628	1,841
Deferred financing costs, net (2)	467	1,314
Other assets	1,276	1,443
Prepaid expenses and other assets, net	$93,681	$81,490
(1)Includes a valuation allowance of $83,000 as of September 30, 2022 and $24,000 as of December 31, 2021.
(2)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of
	September 30, 2022	December 31, 2021	September 30, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$85,077	$86,960	3.82% - 4.62% (2)	2023-2026
Variable rate secured debt	33,424	33,667	LIBOR + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	118,501	120,627
Revolving Credit Facility (4)	273,000	76,000	LIBOR + 0.775% to 1.45% (5)	March 2023 (4)
Term Loan Facility (6)	99,953	299,420	LIBOR + 1.00% to 1.65% (7)	December 2022
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	396,275	395,491	2.25% (8)	March 2026
2.00%, $400,000 aggregate principal	396,869	396,512	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	589,854	589,060	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	394,745	394,441	2.90% (11)	December 2033
Unsecured note payable	637	753	0% (12)	May 2026
Total debt, net	$2,269,834	$2,272,304
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.6 million as of September 30, 2022 and $5.8 million as of December 31, 2021.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.07% as of September 30, 2022.
(3)The weighted average interest rate on our variable rate secured debt as of September 30, 2022 was 4.08%, or 2.45% including the effect of interest rate swaps that hedge the risk of interest rate changes on this debt.
(4)The facility matures in March 2023, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability under the facility for each extension period. Refer to subsequent events disclosure pertaining to the facility in Note 19.
(5)The weighted average interest rate on the Revolving Credit Facility was 3.94% as of September 30, 2022.
(6)We repaid $200.0 million of this loan during the nine months ended September 30, 2022. Refer to subsequent events disclosure pertaining to this loan in Note 19.
(7)The interest rate on this loan was 3.81% as of September 30, 2022.
(8)The carrying value of these notes reflects an unamortized discount totaling $3.0 million as of September 30, 2022 and $3.6 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(9)The carrying value of these notes reflects an unamortized discount totaling $2.2 million as of September 30, 2022 and $2.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(10)The carrying value of these notes reflects an unamortized discount totaling $8.8 million as of September 30, 2022 and $9.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.3 million as of September 30, 2022 and $4.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $74,000 as of September 30, 2022 and $108,000 as of December 31, 2021.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2022, we were compliant with these financial covenants.

Our scheduled debt maturities as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	September 30, 2022
2022 (1)	$100,864
2023	291,954
2024	29,983
2025	23,717
2026	446,300
Thereafter	1,400,000
Total	$2,292,818	(2)
(1)Represents the three months ending December 31, 2022.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $23.0 million.

We capitalized interest costs of $2.0 million in the three months ended September 30, 2022, $1.8 million in the three months ended September 30, 2021, $4.9 million in the nine months ended September 30, 2022 and $5.3 million in the nine months ended September 30, 2021.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,777,743	$1,711,298	$1,775,504	$1,809,950
Other fixed-rate debt	85,714	80,197	87,713	87,339
Variable-rate debt	406,377	404,871	409,087	409,639
	$2,269,834	$2,196,366	$2,272,304	$2,306,928

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2022	December 31, 2021
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	$251	$(1,361)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	251	(1,365)
$10,940	(1)	1.678%	One-Month LIBOR	8/1/2019	8/1/2026	865	(234)
$22,850	(2)	0.573%	One-Month LIBOR	4/1/2020	3/26/2025	1,929	355
$50,000	(3)	1.908%	One-Month LIBOR	9/1/2016	N/A	—	(684)
						$3,296	$(3,289)
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$3,296	$355
Interest rate swaps designated as cash flow hedges	Other liabilities	$—	$(2,960)
Interest rate swap not designated	Other liabilities	$—	$(684)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivatives				Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Interest rate derivatives	$1,101	$(118)	$4,646	$426	$77	$(1,226)	$(1,680)	$(3,604)

Based on the fair value of our derivatives as of September 30, 2022, we estimate that approximately $1.6 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2022, we were not in default with any of these provisions. As of September 30, 2022, we did not have any derivatives in liability positions.

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

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance	$26,898	$25,430
Distributions to noncontrolling interests	(2,209)	(2,387)
Net income attributable to noncontrolling interests	2,100	2,286
Adjustment to arrive at fair value of interests	(1,342)	677
Ending balance	$25,447	$26,006

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

12.    Equity

In May 2022, we entered into an at-the-market (“ATM”) stock offering program (the “2022 ATM Program”) that replaced a similar program established in 2018 (the “2018 ATM Program”) because we replaced the registration statement under which the 2018 ATM Program was registered with a new registration statement. Under the 2022 ATM Program, we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of September 30, 2022, we had not issued any shares under the 2022 ATM Program.

We declared dividends per common share of $0.275 in the three months ended September 30, 2022 and 2021 and $0.825 in the nine months ended September 30, 2022 and 2021.

See Note 16 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Credit Losses, Financial Assets and Other Instruments

The table below sets forth the allowance for credit losses activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss expense (recoveries)	2,129	(112)	(415)	1,602
September 30, 2022	$3,728	$945	$498	$5,171

December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss (recoveries) expense	(1,436)	(114)	510	(1,040)
September 30, 2021	$1,415	$1,089	$1,153	$3,657
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2022 and December 31, 2021 included $370,000 and $218,000, respectively, in the line entitled “accounts receivable, net” and $128,000 and $695,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The balance as of September 30, 2021 and December 31, 2020 included $705,000 and $257,000, respectively, in the line entitled “accounts receivable, net” and $448,000 and $386,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2022 (in thousands):

	Origination Year
	2017 and Earlier	2018	2019	2020	2021	2022	Total
Investing receivables:
Credit risk classification:
Investment grade	$75,293	$—	$—	$1,801	$6,542	$—	$83,636
Non-investment grade	—	—	5,033	—	—	17,609	22,642
Total	$75,293	$—	$5,033	$1,801	$6,542	$17,609	$106,278

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$836	$46	$215	$—	$—	$1,097
Non-investment grade	166	107	99	1,605	—	—	1,977
Total	$166	$943	$145	$1,820	$—	$—	$3,074

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$—	$5,801	$—	$—	$5,801

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2022.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of September 30, 2022 and December 31, 2021 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three or nine months ended September 30, 2022 and 2021.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2022
Revenues from real estate operations	$69,209	$18,611	$15,951	$8,253	$9,976	$9,069	$131,069	$14,739	$—	$1,879	$147,687
Property operating expenses	(24,450)	(6,776)	(8,281)	(3,665)	(4,324)	(1,116)	(48,612)	(7,764)	—	(1,287)	(57,663)
UJV NOI allocable to COPT	—	—	—	—	—	1,072	1,072	—	—	—	1,072
NOI from real estate operations	$44,759	$11,835	$7,670	$4,588	$5,652	$9,025	$83,529	$6,975	$—	$592	$91,096
Additions to long-lived assets	$9,076	$1,454	$—	$734	$1,573	$—	$12,837	$6,852	$—	$13	$19,702
Transfers from non-operating properties	$1,039	$345	$129	$27	$267	$2,986	$4,793	$348	$—	$—	$5,141
Three Months Ended September 30, 2021
Revenues from real estate operations	$66,029	$16,077	$14,519	$8,558	$9,144	$6,913	$121,240	$16,024	$7,717	$1,609	$146,590
Property operating expenses	(22,956)	(6,330)	(6,935)	(3,454)	(3,003)	(657)	(43,335)	(8,045)	(4,612)	(1,198)	(57,190)
UJV NOI allocable to COPT	—	—	—	—	—	1,060	1,060	—	—	—	1,060
NOI from real estate operations	$43,073	$9,747	$7,584	$5,104	$6,141	$7,316	$78,965	$7,979	$3,105	$411	$90,460
Additions to long-lived assets	$10,671	$1,500	$—	$897	$107	$—	$13,175	$5,433	$1,141	$69	$19,818
Transfers from non-operating properties	$53,935	$87,986	$7,332	$—	$5,519	$421	$155,193	$381	$—	$—	$155,574
Nine Months Ended September 30, 2022
Revenues from real estate operations	$204,012	$55,290	$45,793	$24,507	$28,479	$25,714	$383,795	$43,942	$1,980	$5,476	$435,193
Property operating expenses	(73,733)	(19,802)	(22,873)	(10,466)	(11,690)	(3,315)	(141,879)	(23,322)	(975)	(3,755)	(169,931)
UJV NOI allocable to COPT	—	—	—	—	—	3,232	3,232	—	—	—	3,232
NOI from real estate operations	$130,279	$35,488	$22,920	$14,041	$16,789	$25,631	$245,148	$20,620	$1,005	$1,721	$268,494
Additions to long-lived assets	$33,202	$6,184	$—	$2,124	$2,032	$—	$43,542	$14,746	$(35)	$79	$58,332
Transfers from non-operating properties	$7,176	$1,582	$1,068	$6,325	$20,380	$89,862	$126,393	$649	$—	$—	$127,042
Segment assets at September 30, 2022	$1,325,703	$487,032	$195,612	$170,574	$314,156	$436,908	$2,929,985	$534,838	$—	$3,795	$3,468,618
Nine Months Ended September 30, 2021
Revenues from real estate operations	$197,315	$47,888	$40,762	$25,401	$26,172	$23,770	$361,308	$47,697	$22,255	$4,917	$436,177
Property operating expenses	(69,341)	(18,583)	(21,315)	(10,114)	(8,525)	(2,516)	(130,394)	(22,712)	(12,263)	(3,411)	(168,780)
UJV NOI allocable to COPT	—	—	—	—	—	2,950	2,950	—	—	—	2,950
NOI from real estate operations	$127,974	$29,305	$19,447	$15,287	$17,647	$24,204	$233,864	$24,985	$9,992	$1,506	$270,347
Additions to long-lived assets	$29,063	$2,970	$—	$2,654	$3,418	$—	$38,105	$13,381	$1,490	$82	$53,058
Transfers from non-operating properties	$55,075	$88,099	$56,601	$—	$19,724	$2,423	$221,922	$38,738	$—	$—	$260,660
Segment assets at September 30, 2021	$1,315,101	$487,973	$196,624	$172,381	$299,184	$353,340	$2,824,603	$520,184	$194,421	$3,663	$3,542,871

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment revenues from real estate operations	$147,687	$146,590	$435,193	$436,177
Construction contract and other service revenues	34,813	28,046	130,570	64,592
Less: Revenues from discontinued operations (Note 4)	—	(7,717)	(1,980)	(22,255)
Total revenues	$182,500	$166,919	$563,783	$478,514

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment property operating expenses	$57,663	$57,190	$169,931	$168,780
Less: Property operating expenses from discontinued operations (Note 4)	—	(4,462)	(971)	(11,862)
Total property operating expenses	$57,663	$52,728	$168,960	$156,918

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
UJV NOI allocable to COPT	$1,072	$1,060	$3,232	$2,950
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(762)	(763)	(2,280)	(2,167)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(2)	—	562	(4)
Equity in income of unconsolidated entities	$308	$297	$1,514	$779

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Construction contract and other service revenues	$34,813	$28,046	$130,570	$64,592
Construction contract and other service expenses	(33,555)	(27,089)	(126,509)	(61,964)
NOI from service operations	$1,258	$957	$4,061	$2,628

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NOI from real estate operations	$91,096	$90,460	$268,494	$270,347
NOI from service operations	1,258	957	4,061	2,628
Interest and other income	2,290	1,818	6,001	5,911
Credit loss (expense) recoveries	(1,693)	326	(1,602)	1,040
Gain on sales of real estate	16	(32)	12	39,711
Equity in income of unconsolidated entities	308	297	1,514	779
Income tax expense	(67)	(47)	(224)	(103)
Depreciation and other amortization associated with real estate operations	(35,247)	(33,807)	(104,323)	(103,039)
General, administrative and leasing expenses	(8,898)	(9,342)	(25,797)	(26,970)
Business development expenses and land carry costs	(552)	(1,093)	(2,036)	(3,559)
Interest expense	(15,123)	(15,720)	(44,355)	(49,181)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,072)	(1,060)	(3,232)	(2,950)
Revenues from real estate operations from discontinued operations (Note 4)	—	(7,717)	(1,980)	(22,255)
Property operating expenses from discontinued operations (Note 4)	—	4,462	971	11,862
Loss on early extinguishment of debt	—	(1,159)	(342)	(59,553)
Income from continuing operations	$32,316	$28,343	$97,162	$64,668

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2022	September 30, 2021
Segment assets	$3,468,618	$3,542,871
Operating properties lease liabilities included in segment assets	29,088	29,644
Non-operating property assets	531,838	385,025
Other assets	239,785	193,598
Total consolidated assets	$4,269,329	$4,151,138

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

15.    Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Construction contract revenue:
Guaranteed maximum price	$27,928	$15,846	$112,354	$29,335
Firm fixed price	3,121	7,042	9,822	10,954
Cost-plus fee	3,196	4,742	6,757	23,075
Other	568	416	1,637	1,228
	$34,813	$28,046	$130,570	$64,592

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Construction contract revenue:
Construction	$33,920	$26,893	$128,318	$61,477
Design	325	737	615	1,887
Other	568	416	1,637	1,228
	$34,813	$28,046	$130,570	$64,592

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance	$7,193	$13,997
Ending balance	$6,283	$5,726

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance	$22,384	$10,343
Ending balance	$26,562	$12,987

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance	$2,499	$4,610
Ending balance	$5,846	$3,818
Portion of beginning balance recognized in revenue during:
Three months ended September 30,	$14	$9
Nine months ended September 30,	$204	$2,626

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2022 that will be recognized as revenue in future periods was $66.0 million, of which we expect to recognize approximately $14 million in the three months ending December 31, 2022 and the remainder in 2023.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2022 and December 31, 2021. Credit loss recoveries on construction contracts receivable and unbilled construction revenue was $369,000 and $461,000 for the three and nine months ended September 30, 2022, respectively, and credit loss expense on construction contracts receivable and unbilled construction revenue was $412,000 and $463,000 for the three and nine months ended September 30, 2021, respectively.

16.    Share-Based Compensation

Restricted Shares

During the nine months ended September 30, 2022, certain employees and non-employee members of our Board of Trustees (“Trustees”) were granted a total of 175,186 restricted common shares with an aggregate grant date fair value of $4.6 million (weighted average of $26.48 per share). Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. During the nine months ended September 30, 2022, forfeiture restrictions lapsed on 146,245 previously issued common shares; these shares had a weighted average grant date fair value of $26.37 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.8 million.

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

TB-PIUs

During the nine months ended September 30, 2022, we granted 101,966 TB-PIUs with an aggregate grant date fair value of $2.7 million (weighted average of $26.39 per TB-PIU) to senior management team members and certain non-employee Trustees. TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. During the nine months ended September 30, 2022, forfeiture restrictions lapsed on 73,056 previously issued TB-PIUs; these TB-PIUs had a weighted average grant date fair value of $26.01 per unit, and the aggregate intrinsic value of the TB-PIUs on the vesting date was $1.9 million.

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

Deferred Share Awards

During the nine months ended September 30, 2022, a non-employee Trustee was granted 3,941 deferred share awards with an aggregate grant date fair value of $100,000 ($25.41 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$32,316	$28,343	$97,162	$64,668
Income from continuing operations attributable to noncontrolling interests	(1,395)	(1,688)	(3,764)	(3,756)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(91)	(93)	(295)	(340)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	30,830	26,562	93,103	60,572
Redeemable noncontrolling interests	(40)	(89)	(109)	(82)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	16	13	51	17
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	30,806	26,486	93,045	60,507
Discontinued operations	—	451	29,573	1,945
Discontinued operations attributable to noncontrolling interests	—	(5)	(421)	(24)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	1	(90)	3
Numerator for diluted EPS on net income attributable to COPT common shareholders	$30,806	$26,933	$122,107	$62,431

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,093	111,985	112,066	111,949
Dilutive effect of redeemable noncontrolling interests	105	138	121	130
Dilutive effect of share-based compensation awards	433	375	429	285
Denominator for diluted EPS (common shares)	112,631	112,498	112,616	112,364

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.28	$0.24	$0.83	$0.54
Discontinued operations attributable to COPT common shareholders	—	—	0.26	0.02
Net income attributable to COPT common shareholders	$0.28	$0.24	$1.09	$0.56
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.27	$0.24	$0.83	$0.54
Discontinued operations attributable to COPT common shareholders	—	—	0.25	0.02
Net income attributable to COPT common shareholders	$0.27	$0.24	$1.08	$0.56

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Conversion of common units	1,477	1,262	1,446	1,257
Conversion of redeemable noncontrolling interests	895	782	855	793

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended September 30, 2022 and 2021 of 399,000 and 410,000, respectively, and for the nine months ended September 30, 2022 and 2021 of 401,000 and 416,000, respectively;
•weighted average TB-PIUs for the three months ended September 30, 2022 and 2021 of 192,000 and 168,000, respectively, and for the nine months ended September 30, 2022 and 2021 of 185,000 and 155,000, respectively; and
•weighted average PB-PIUs for the nine months ended September 30, 2021 of 228,000.

18.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2022, management believes that it is reasonably possible that we could recognize a loss of up to $3.9 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $29 million as of September 30, 2022. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2022, we do not expect any such future fundings will be required.

19.    Subsequent Events

On October 26, 2022, we entered into a credit agreement with a group of lenders for an unsecured revolving credit facility and unsecured term loan that provided for an aggregate of $725.0 million of available borrowings allocated as follows:

•an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing Revolving Credit Facility with:
•an interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.825% to 1.500%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”);
•a quarterly fee that is based on the lenders’ commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and
•an October 26, 2026 maturity date, and the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period; and
•a $125.0 million unsecured term loan with:
•an interest rate based on SOFR plus 0.950% to 1.800%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and
•a January 30, 2026 maturity date, and the ability for us to further extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.

We used proceeds from the term loan to pay off the remaining $100.0 million outstanding under an existing unsecured term loan and pay down a portion of our Revolving Credit Facility.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2022, we:

•finished the period with our portfolio 92.7% occupied and 94.9% leased;
•placed into service 363,000 square feet in three newly-developed properties that were 98.6% leased as of September 30, 2022; and
•sold our wholesale data center for $222.5 million, resulting in a gain on sale of $28.6 million. We used the proceeds to repay a portion of our unsecured term loan and the remainder to repay borrowings under our Revolving Credit Facility.

On October 26, 2022, we entered into a credit agreement with a group of lenders that provided for an aggregate of $725.0 million of available borrowings. The credit agreement provided for: an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing Revolving Credit Facility; and a $125.0 million unsecured term loan, the proceeds of which we used to pay off the remaining $100.0 million outstanding under an existing unsecured term loan and pay down a portion of our Revolving Credit Facility.

In 2022, the United States economy has experienced inflationary conditions, increased interest rates, higher volatility in the debt and equity capital markets, certain supply-chain related shortages and consecutive quarters of decreased gross domestic product. For us, to date:

•the above economic conditions have not significantly affected our ability to achieve expected leasing in our Defense/IT Locations, which continue to benefit from strong demand driven by national security needs and USG-funded priority missions. However, the markets for our Regional Office properties have been experiencing a challenging leasing environment since 2020 that has not improved;
•inflationary conditions have contributed to increased costs for certain property operating expenses and building materials, which affects our development of new properties and improvements for existing properties. The effect of these increased costs has not significantly impacted us to date due in part to contracts previously in place for much of our property operating expense, development and building improvement cash requirements. For:
•property operating expenses, most of our leases obligate tenants to pay either their full share of a building’s operating expenses or their share to the extent such expenses exceed amounts established in their leases. These lease arrangements reduce our exposure to increases in property operating expenses;
•new property development and tenant improvements associated with new leasing, increased costs have not significantly affected our ability to achieve targeted yields on new development and new leasing of existing properties due to continued demand for space in our Defense/IT Locations, which has generally enabled us to increase rents to maintain such yields. However, continued cost increases could adversely affect our ability to continue to achieve targeted yields on future new property development and future new leasing of existing properties to the extent increases in market rental rates do not keep pace, which could also reduce our willingness to commence development of new properties; and
•other capital improvements, the increasing cost environment could increasingly affect our willingness, or timeline, for completing such improvements;
•increased interest rates have not significantly affected our borrowing costs due in large part to debt refinancings that we completed in 2020 and 2021. Our debt is predominantly fixed rate and in the form of long-term unsecured notes. In addition, the effect of interest rate increases on a $200.0 million notional amount of variable rate debt has been hedged by interest rate swaps that fix the one-month LIBOR interest rate at 1.9%; these interest rate swaps expire on December 1, 2022, after which the effective interest rates on the previously-hedged debt will be based on market rates in effect and subject to future changes in such rates;
•we have observed constraints in the availability of unsecured bank debt. However, we were able to complete the credit agreement on October 26, 2022 that provided for the new Revolving Credit Facility and term loan, and now have no significant debt maturing until 2026; and
•supply-chain related shortages have not had a significant effect on our ability to execute our operating and development activities.

We believe that the effect of increased interest rates and capital market volatility on potential buyers of interests in our properties could adversely affect our ability to execute plans to sell interests in properties.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information pertaining to our portfolio of office and data center shell properties:

	September 30, 2022	December 31, 2021
Occupancy rates at period end
Total	92.7%	92.4%
Defense/IT Locations:
Fort Meade/BW Corridor	92.2%	90.0%
NoVA Defense/IT	89.9%	89.5%
Lackland Air Force Base	100.0%	100.0%
Navy Support	91.5%	93.9%
Redstone Arsenal	88.1%	90.8%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	93.9%	93.2%
Regional Office	81.5%	87.3%
Other	75.5%	66.2%
Annualized rental revenue per occupied square foot at period end	$32.85	$32.47

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2021	21,710	20,070
Vacated upon lease expiration (1)	—	(525)
Occupancy for new leases	—	569
Development placed in service	363	352
Other changes	12	—
September 30, 2022	22,085	20,466
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2022, we leased 2.3 million square feet, including: 1.2 million square feet of renewal leasing, representing a tenant retention rate of 72.0%; 628,000 square feet of vacant space leasing; and 476,000 square feet of development leasing.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2022 and 2021

	For the Three Months Ended September 30,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$147,687	$138,873	$8,814
Construction contract and other service revenues	34,813	28,046	6,767
Total revenues	182,500	166,919	15,581
Operating expenses
Property operating expenses	57,663	52,728	4,935
Depreciation and amortization associated with real estate operations	35,247	33,807	1,440
Construction contract and other service expenses	33,555	27,089	6,466
General, administrative and leasing expenses	8,898	9,342	(444)
Business development expenses and land carry costs	552	1,093	(541)
Total operating expenses	135,915	124,059	11,856
Interest expense	(15,123)	(15,720)	597
Interest and other income	2,290	1,818	472
Credit loss (expense) recoveries	(1,693)	326	(2,019)
Gain on sales of real estate	16	(32)	48
Loss on early extinguishment of debt	—	(1,159)	1,159
Equity in income of unconsolidated entities	308	297	11
Income tax expense	(67)	(47)	(20)
Income from continuing operations	32,316	28,343	3,973
Discontinued operations	—	451	(451)
Net income	$32,316	$28,794	$3,522

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding net lease termination revenue and provision for collectability losses	$134,286	$132,395	$1,891
Lease termination revenue, net	591	853	(262)
Provision for collectability losses included in lease revenue	(18)	1	(19)
Other property revenue	1,149	809	340
Same Properties total revenues	136,008	134,058	1,950
Developed and redeveloped properties placed in service	10,537	3,872	6,665
Wholesale data center	—	7,717	(7,717)
Dispositions	—	(2)	2
Other	1,142	945	197
	147,687	146,590	1,097
Property operating expenses
Same Properties	(54,348)	(50,387)	(3,961)
Developed and redeveloped properties placed in service	(2,390)	(1,334)	(1,056)
Wholesale data center	—	(4,612)	4,612
Dispositions	—	1	(1)
Other	(925)	(858)	(67)
	(57,663)	(57,190)	(473)

UJV NOI allocable to COPT
Same Properties	919	924	(5)
Retained interest in newly-formed UJVs	153	155	(2)
Dispositions	—	(19)	19
	1,072	1,060	12

NOI from real estate operations
Same Properties	82,579	84,595	(2,016)
Developed and redeveloped properties placed in service	8,147	2,538	5,609
Wholesale data center	—	3,105	(3,105)
Dispositions, net of retained interest in newly-formed UJVs	153	135	18
Other	217	87	130
	$91,096	$90,460	$636

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$76,475	$76,967	$(492)
Regional Office	5,729	7,303	(1,574)
Other	375	325	50
	$82,579	$84,595	$(2,016)

Same Properties rent statistics
Average occupancy rate	92.5%	93.1%	(0.6%)
Average straight-line rent per occupied square foot (1)	$6.60	$6.63	$(0.03)
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 176 properties, comprising 92.1% of our portfolio’s square footage as of September 30, 2022. This pool of properties changed from the pool used for purposes of comparing 2021 and 2020 in our 2021 Annual Report on Form 10-K due to the addition of nine properties placed in service and 100% operational on or before January 1, 2021 and eight properties owned through an unconsolidated real estate joint venture that was formed in 2020.

Regarding the changes in NOI from real estate operations reported above:

•the decrease for our Same Properties pool was attributable primarily to our Regional Office segment, in which the average occupancy rate decreased from 92.7% to 83.3% due mostly to the scheduled lease expiration of a 140,000 square foot space. The decrease in NOI for our Same Properties pool’s Defense/IT Locations was due in large part to a 121,000 square foot property in the Redstone Arsenal sub-segment that was vacated by its tenant in late 2021 but has since been leased in full, with occupancy expected in 2023;
•developed and redeveloped properties placed in service reflects the effect of ten properties placed in service in 2021 and 2022; and
•the decrease for wholesale data center resulted from our sale of the property on January 25, 2022.

NOI from Service Operations

	For the Three Months Ended September 30,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$34,813	$28,046	$6,767
Construction contract and other service expenses	(33,555)	(27,089)	(6,466)
NOI from service operations	$1,258	$957	$301

Construction contract and other service revenues and expenses increased in the current period due primarily to a higher volume of construction activity for two of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Credit loss expense (recoveries)

The increase in credit loss expense recognized in the current period was attributable in large part to losses recognized in the current period upon our issuance of new investing receivables.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2022 and 2021

	For the Nine Months Ended September 30,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$433,213	$413,922	$19,291
Construction contract and other service revenues	130,570	64,592	65,978
Total revenues	563,783	478,514	85,269
Operating expenses
Property operating expenses	168,960	156,918	12,042
Depreciation and amortization associated with real estate operations	104,323	103,039	1,284
Construction contract and other service expenses	126,509	61,964	64,545
General, administrative and leasing expenses	25,797	26,970	(1,173)
Business development expenses and land carry costs	2,036	3,559	(1,523)
Total operating expenses	427,625	352,450	75,175
Interest expense	(44,355)	(49,181)	4,826
Interest and other income	6,001	5,911	90
Credit loss (expense) recoveries	(1,602)	1,040	(2,642)
Gain on sales of real estate	12	39,711	(39,699)
Loss on early extinguishment of debt	(342)	(59,553)	59,211
Equity in income of unconsolidated entities	1,514	779	735
Income tax expense	(224)	(103)	(121)
Income from continuing operations	97,162	64,668	32,494
Discontinued operations	29,573	1,945	27,628
Net income	$126,735	$66,613	$60,122

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$398,326	$393,781	$4,545
Lease termination revenue, net	1,211	3,309	(2,098)
Provision for collectability losses included in lease revenue	(745)	(118)	(627)
Other property revenue	2,943	2,048	895
Same Properties total revenues	401,735	399,020	2,715
Developed and redeveloped properties placed in service	28,043	9,122	18,921
Wholesale data center	1,980	22,255	(20,275)
Dispositions	(3)	2,844	(2,847)
Other	3,438	2,936	502
	435,193	436,177	(984)
Property operating expenses
Same Properties	(159,481)	(150,599)	(8,882)
Developed and redeveloped properties placed in service	(6,746)	(3,046)	(3,700)
Wholesale data center	(975)	(12,263)	11,288
Dispositions	1	(432)	433
Other	(2,730)	(2,440)	(290)
	(169,931)	(168,780)	(1,151)

UJV NOI allocable to COPT
Same Properties	2,769	2,764	5
Retained interest in newly-formed UJVs	463	205	258
Dispositions	—	(19)	19
	3,232	2,950	282

NOI from real estate operations
Same Properties	245,023	251,185	(6,162)
Developed and redeveloped properties placed in service	21,297	6,076	15,221
Wholesale data center	1,005	9,992	(8,987)
Dispositions, net of retained interest in newly-formed UJVs	461	2,598	(2,137)
Other	708	496	212
	$268,494	$270,347	$(1,853)

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$226,380	$227,985	$(1,605)
Regional Office	17,629	22,190	(4,561)
Other	1,014	1,010	4
	$245,023	$251,185	$(6,162)

Same Properties rent statistics
Average occupancy rate	91.9%	93.5%	(1.6%)
Average straight-line rent per occupied square foot (1)	$19.28	$19.24	$0.04
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the decrease for our Same Properties pool was attributable primarily to our Regional Office segment, in which the average occupancy rate decreased from 92.7% to 83.2% due mostly to the scheduled lease expiration of a 140,000 square foot space. The decrease in NOI for our Same Properties pool’s Defense/IT Locations was due in large part to a 121,000 square foot property in the Redstone Arsenal sub-segment that was vacated by its tenant in late 2021 but has since been leased in full, with occupancy expected in 2023;
•developed and redeveloped properties placed in service reflects the effect of ten properties placed in service in 2021 and 2022;
•the decrease for wholesale data center resulted from our sale of the property on January 25, 2022; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of a 90% interest in two data center shells in 2021.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$130,570	$64,592	$65,978
Construction contract and other service expenses	(126,509)	(61,964)	(64,545)
NOI from service operations	$4,061	$2,628	$1,433

Construction contract and other service revenue and expenses increased in the current period due primarily to a higher volume of construction activity for one of our tenants.

Interest expense

Interest expense decreased due to lower weighted average interest rates in the current period resulting primarily from debt refinancings that we completed in 2021.

Credit loss expense (recoveries)

The increase in credit loss expense recognized in the current period was attributable in large part to losses recognized in the current period upon our issuance of new investing receivables.

Gain on sales of real estate

The gain on sales of real estate recognized in the prior period was due to our sale of a 90% interest in two data center shell properties.

Loss on extinguishment of debt

The loss on early extinguishment of debt in the prior period was attributable to our purchase and redemption of unsecured senior notes that we refinanced, repayment of $100.0 million of our term loan facility and payoff of a construction loan.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars and shares in thousands, except per share data)
Net income	$32,316	$28,794	$126,735	$66,613
Real estate-related depreciation and amortization	35,247	36,611	104,323	111,487
Depreciation and amortization on UJVs allocable to COPT	524	525	1,575	1,455
Gain on sales of real estate	(16)	32	(28,576)	(39,711)
FFO	68,071	65,962	204,057	139,844
FFO allocable to other noncontrolling interests	(1,348)	(1,696)	(3,568)	(4,025)
Basic FFO allocable to share-based compensation awards	(354)	(313)	(1,073)	(663)
Basic FFO available to common share and common unit holders	66,369	63,953	199,416	135,156
Redeemable noncontrolling interests	(5)	(68)	(7)	1
Diluted FFO adjustments allocable to share-based compensation awards	27	13	81	27
Diluted FFO available to common share and common unit holders	66,391	63,898	199,490	135,184
Loss on early extinguishment of debt	—	1,159	342	59,553
Demolition costs on redevelopment and nonrecurring improvements	—	129	—	431
Executive transition costs	206	—	343	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(2)	(7)	(4)	(300)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$66,595	$65,179	$200,171	$194,868

Weighted average common shares	112,093	111,985	112,066	111,949
Conversion of weighted average common units	1,477	1,262	1,446	1,257
Weighted average common shares/units - Basic FFO per share	113,570	113,247	113,512	113,206
Dilutive effect of share-based compensation awards	433	375	429	311
Redeemable noncontrolling interests	105	138	121	130
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,108	113,760	114,062	113,647

Diluted FFO per share	$0.58	$0.56	$1.75	$1.19
Diluted FFO per share, as adjusted for comparability	$0.58	$0.57	$1.75	$1.71

Denominator for diluted EPS	112,631	112,498	112,616	112,364
Weighted average common units	1,477	1,262	1,446	1,257
Anti-dilutive EPS effect of share-based compensation awards	—	—	—	26
Denominator for diluted FFO per share and as adjusted for comparability	114,108	113,760	114,062	113,647

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2022 (in thousands):

Development	$206,063
Tenant improvements on operating properties (1)	24,339
Capital improvements on operating properties	21,060
$251,462
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities decreased $12.8 million when comparing the nine months ended September 30, 2022 and 2021, which was attributable primarily to a decrease associated with the timing of cash flows from third-party construction projects, offset in part by a decrease in interest expense paid resulting from debt refinancings completed in 2021 that reduced our borrowing rates on unsecured senior notes and affected the timing of our interest payments on such notes.

Net cash flow used in investing activities decreased $29.6 million when comparing the nine months ended September 30, 2022 and 2021 due to $220.8 million in proceeds from properties sold in the current period (primarily pertaining to our wholesale data center) as compared to $114.1 million in the prior period (mostly from our sale of a 90% interest in two data center shells), partially offset by increases in cash outlays of $46.7 million for development of properties and $17.8 million for funding of investing receivables in the current period.

Net cash flow used in financing activities in the nine months ended September 30, 2022 was $105.6 million, and included dividends to common shareholders of $92.7 million. Net repayments of debt borrowings during the period totaled $5.5 million, which included a $200.0 million term loan repayment using proceeds from the sale of our wholesale data center, mostly offset by net borrowings from our Revolving Credit Facility used primarily to fund development of properties.

Net cash flow used in financing activities in the nine months ended September 30, 2021 was $91.8 million, and included dividends to common shareholders of $92.6 million. Net proceeds from debt borrowings during the period totaled $11.2 million, which included the net effect of our purchase and redemption of unsecured senior notes (and related early extinguishment costs), issuance of new unsecured senior notes and the repayment of a portion of our term loan and payoff of a construction loan (and related early extinguishment costs).

Supplemental Guarantor Information

As of September 30, 2022, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $12.6 million in cash and cash equivalents.

We use our Revolving Credit Facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. Regarding our Revolving Credit Facility:

•as of September 30, 2022, our existing facility had a maximum borrowing capacity totaling $800.0 million, of which $527.0 million was available; and
•on October 26, 2022, we entered into a credit agreement with a group of lenders that included an unsecured revolving credit facility with a maximum borrowing capacity to $600.0 million that replaced our existing Revolving Credit Facility.

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

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales. However, we expect to raise additional equity by selling interests in data center shells through joint ventures. In addition, we may also dispose of interests in other properties opportunistically or when market conditions otherwise warrant.

Our material cash requirements, including contractual and other obligations, include:

•property operating expenses, including future lease obligations from us as a lessee;
•construction contract expenses;
•general and administrative expenses;
•debt service, including interest expense;
•property development/redevelopment costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $40 million during the remainder of 2022);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2022 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs.

During the remainder of 2022, we expect to spend approximately $80 million on development costs, most of which was contractually obligated as of September 30, 2022; we expect to fund these cash requirements using, in part, any available remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. Following the closing of our term loan on October 26, 2022, we had no remaining debt balloon payments due in 2022. While we have sufficient borrowing capacity under our Revolving Credit Facility to fund development costs during the remainder of 2022, we expect to free up borrowing capacity under the facility by paying it down using proceeds from sales of interests in data center shells.

Beyond 2022, we expect to fund property development and redevelopment activities using, in part, any available remaining cash flow from operations, with most of the balance funded initially using borrowings under our Revolving Credit Facility, and to free up borrowing capacity under the facility by paying it down using proceeds from additional sales of interests in data center shells, other property sales, new long-term debt borrowings and/or issuing common shares.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 9.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2022, we were compliant with these covenants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced or when interest rate swaps hedging the cash flows associated with interest rates on variable-rate debt borrowings expire.

The following table sets forth as of September 30, 2022 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Fixed rate debt (1)	$729	$18,414	$29,443	$1,302	$436,140	$1,400,000	$1,886,028
Weighted average interest rate	3.85%	3.94%	4.42%	3.23%	2.38%	2.58%	2.58%
Variable rate debt (2)	$100,135	$273,540	$540	$22,415	$10,160	$—	$406,790
Weighted average interest rate (3)	3.81%	3.94%	4.07%	4.11%	4.01%	—%	3.92%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.0 million.
(2)As of September 30, 2022, maturities in 2023 included $273.0 million that had the ability to be extended to 2024, subject to certain conditions.
(3)The amounts reflected above used interest rates as of September 30, 2022 for variable rate debt.

The fair value of our debt was $2.2 billion as of September 30, 2022.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $115 million as of September 30, 2022.

See Note 10 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2022 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $769,000 in the nine months ended September 30, 2022 if the applicable LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    On October 26, 2022, COPT and COPLP entered into a credit agreement with a group of lenders for which KeyBanc Capital Markets, Inc. and PNC Capital Markets LLC acted as joint book runners, KeyBanc Capital Markets, Inc., PNC Capital Markets LLC, TD Bank National Association and M&T Bank, a New York Banking Corporation acted as joint lead arrangers, KeyBank National Association acted as administrative agent and PNC Bank, National Association acted as syndication agent (the “Credit Agreement”) to provide us the following:

•a new unsecured revolving credit facility with:
•an aggregate commitment by the lenders of $600.0 million, which includes such lenders’ obligation to make revolving loans as well as issue up to $100.0 million under a letter of credit subfacility and up to $100.0 million under a swingline subfacility (same day draw requests);
•a variable interest rate based on one of the following, to be selected by us: (1) the SOFR rate for the interest period designated by us plus 0.825% to 1.500%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.50% or (iii) the SOFR rate for a one-month interest period plus 1.1%; plus (b) 0.00% to 0.40%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies;
•a quarterly fee based on the average daily amount of the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and
•a maturity date of October 26, 2026, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the Credit Agreement and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period;
•a $125.0 million unsecured term loan facility with:
•a variable interest rate based on one of the following, to be selected by us: (1) the SOFR rate for the interest period designated by us plus 0.950% to 1.800%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.50% or (iii) the SOFR rate for a one-month interest period plus 1.1%; plus (b) 0.00% to 0.70%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and
•a maturity date of January 30, 2026, with the ability for us to further extend such maturity by two 12-month periods at our option, provided that there is no default under the Credit Agreement and we pay an extension fee of 0.125% of the outstanding term loans under the Credit Agreement for each extension period; and
•the ability to request an additional $525.0 million, in the aggregate, under the credit agreement in future increases in the aggregate commitment under the Revolving Credit Facility, new term loans, increases to existing term loans or any combination thereof provided that there is no default under the Credit Agreement and subject to the approval of the lenders.

Interest is payable at the end of each interest period, and principal outstanding under the Credit Agreement is payable on its credit facilities’ respective maturity dates. Term loans under the Credit Agreement may be prepaid, in whole or in part, by us but cannot be re-borrowed thereafter. Under the Credit Agreement, we must comply with customary operating covenants and financial covenants. All outstanding principal and accrued interest and fees under the Credit Agreement could, at the option of the lenders, become immediately due and the facilities thereunder could be terminated upon events of default, including, among other things, noncompliance with financial covenants, failure to make required payments under the Credit Agreement or other material loans of ours, failure by us to maintain COPT’s status as a REIT or bankruptcy.

The description of the Credit Agreement contained herein is qualified in its entirety by reference to the terms of the Credit Agreement, filed as Exhibit 10.1 hereto and incorporated herein by reference.

(b)    Not applicable

Item 6.           Exhibits

(a)    Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Credit Agreement, dated as of October 26, 2022, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; PNC Capital Markets LLC; TD Bank National Association; M&T Bank, a New York Banking Corporation; and PNC Bank National Association (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	November 1, 2022	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	November 1, 2022	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer