Form 10-K
period 2022-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2023-02-24
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $2.5 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of and the number of outstanding shares as of June 30, 2022. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At February 7, 2023, 112,421,993 of Corporate Office Properties Trust’s common shares were outstanding.

Portions of the proxy statement of Corporate Office Properties Trust for its 2023 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•risks and uncertainties regarding the impact of the coronavirus, or COVID-19, pandemic, and similar pandemics, along with restrictive measures instituted to prevent spread, on our business, the real estate industry and national, regional and local economic conditions;
•our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;
•possible adverse changes in tax laws;
•the dilutive effects of issuing additional common shares;
•our ability to achieve projected results;
•security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems; and
•environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements, whether as a result of new information, future events or otherwise. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2022, our properties included the following:

•194 properties totaling 23.0 million square feet comprised of 17.7 million square feet in 166 office properties and 5.3 million square feet in 28 single-tenant data center shells. We owned 21 of these data center shells through unconsolidated real estate joint ventures;
•seven properties under development (five office properties and two data center shells), including two partially-operational properties, that we estimate will total approximately 1.0 million square feet upon completion; and
•approximately 710 acres of land controlled for future development that we believe could be developed into approximately 9.5 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2022, COPT owned 98.0% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

Defense/IT Locations Strategy: We specialize in serving the unique requirements of tenants in our Defense/IT Locations properties. These properties are primarily occupied by the USG and contractor tenants engaged in what we believe are high priority security, defense and IT missions. These tenants’ missions pertain more to knowledge- and technology-based activities (i.e., cyber security, research and development and other highly-technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Our properties are significantly concentrated in Defense/IT Locations, which as of December 31, 2022 accounted for 186 of our 194 properties, representing 89.7% of our annualized rental revenue, and we control developable land to accommodate future growth in these locations. These properties generally have higher tenant renewal rates than is typical in commercial office space due in large part to: their proximity to defense installations or other key demand drivers; the ability of many of these properties to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and significant investments often made by tenants for unique needs such as Sensitive Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy. We believe that demand at these properties is driven by, and correlated with, national security spending, which we believe has made them less susceptible to the effects of conditions in the overall economy than typical office properties. These properties have also been less susceptible to remote work trends than typical office properties since the tenants often require their employees to work in the properties for security purposes.

Our Defense/IT Locations include data center shells, which are properties leased to tenants to be operated as data centers in which we provide tenants with only the core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure.  We enter into long-term leases for these properties prior to commencing development, with triple-net structures, rent escalators and multiple extension options. Additionally, our tenants’ significant funding of the costs to fully power and equip these properties greatly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our properties and team collectively complement our Defense/IT Locations strategy due to our:

•properties’ proximity to defense installations and other knowledge- and technology-based government demand drivers. Such proximity is generally preferred and often required for our tenants to execute their missions. Specifically, our:
•office properties are proximate to mission-critical facilities such as Fort George G. Meade (which houses over 100 Department of Defense organizations and agencies, including those engaged in signals intelligence, such as U.S. Cyber Command and Defense Information Systems Agency) and Redstone Arsenal (one of the largest defense installations in the United States, housing priority missions such as Army procurement, missile defense, space exploration and research and development, testing and engineering of advanced weapons systems); and
•data center shells are located in Northern Virginia, one of the largest data center markets in the world due in large part to its central location along the United States’ eastern seaboard, robust fiber connectivity infrastructure and access to reliable and affordable utilities required to support operations;
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

Regional Office Strategy: While Defense/IT Locations are our primary focus, we also own a portfolio of office properties located in select urban submarkets in the Greater Washington, DC/Baltimore region due to our strong market knowledge in that region. We believe that these submarkets possess the following favorable characteristics: (1) mixed-use, lifestyle-oriented locations with a robust residential and retail base; (2) proximity to public transportation and major transportation routes; (3) an educated workforce; and (4) a diverse employment base. As of December 31, 2022, we owned six Regional Office properties, representing 9.4% of our annualized rental revenue. These properties were comprised of: three high-rise Baltimore City properties proximate to the city’s waterfront; two Northern Virginia properties proximate to Washington Metropolitan Area Metrorail stations and major interstates; and a property in Washington, D.C.’s central business district. We believe that demand for space in these properties is more correlated to changes in conditions in the overall economy than our Defense/IT Locations.

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

We aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program (targeting new office properties to meet LEED certification standards or, when not possible, striving to otherwise incorporate LEED criteria into property designs); (2) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) guidelines for much of our portfolio, including cleaning, recycling, energy reduction and landscaping practices; (3) investing in building automation systems and high-efficiency heating and air conditioning equipment and implementing resource conservation practices to reduce energy consumption; (4) investing in water saving features; and (5) participating in the annual Global Real Estate Sustainability Benchmark (“GRESB”) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last eight years, representing the highest quadrant of achievement on the survey.

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
•monitoring capacity available under revolving credit facilities and equity offering programs to provide liquidity to fund investment activities and other capital needs;
•raising equity through issuances of common shares and, to a lesser extent, issuances of common equity in COPLP and preferred equity;
•recycling proceeds from sales of interests in properties, including through joint venture structures for certain investments, to fund property development and other investment activities and/or reduce overall debt;
•paying dividends at a level that is at least sufficient for us to maintain our REIT status; and
•continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2022, our operations included the following reportable segments: Defense/IT Locations; Regional Office; and Other. Our Defense/IT Locations segment included the following sub-segments:

•Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”);
•Northern Virginia Defense/IT Locations (“NoVA Defense/IT”);
•Lackland Air Force Base in San Antonio, Texas;
•locations serving the U.S. Navy (“Navy Support”). Properties in this sub-segment as of December 31, 2022 were proximate to the Washington Navy Yard in Washington, D.C., the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;
•Redstone Arsenal in Huntsville, Alabama; and
•data center shells in Northern Virginia (including 21 owned through unconsolidated real estate joint ventures).

As of December 31, 2022, Defense/IT Locations comprised 186 of our properties, representing 90.7% of our square feet in operations and all of our properties under development, while Regional Office comprised six of our properties, or 8.6% of our square feet in operations.

For information relating to our reportable segments, refer to Note 15 to our consolidated financial statements, which are included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Human Capital

Our Workforce: As of December 31, 2022, our workforce was comprised of 395 employees based in Maryland, where we are headquartered, Virginia, Washington, D.C., Alabama and Texas. Our workforce has varying expertise, and includes:

•Building Technicians (163 employees), of which approximately 33% were of minority race. Building technicians are skilled trades professionals who perform mechanical and operating systems maintenance and otherwise service our properties; and
•Office Staff, outlined below, of which approximately 55% were female and approximately 32% of minority race:
•Operations Management (69 employees): Property managers and support staff who service our tenant customer needs.
•Asset Management and Leasing (11 employees): Customer-facing leaders who drive the financial performance of our assets.
•Development and Construction (27 employees): Project managers and support staff who drive our development pipeline and interior design.
•Finance and Accounting (69 employees): Professionals who manage our financial activities.
•Company Support Functions (43 employees): Includes Human Resources, Investor Relations, Investments, Legal, Marketing, Information Technology, Facility Security and Corporate Administrative Support.
•Senior Leadership (13 employees): Our business line and Company leaders, including our Named Executive Officers, who interface with our Board of Trustees and shareholders and manage our business strategy, functional activities, risk and overall success.

In support of our Defense/IT Locations strategy, over one-third of our employees carry government credentials.

We operate in markets in which we compete for human capital. We rely on our employees to drive our success and we support them with a variety of programs to enhance their workplace engagement and job fulfillment.

Culture and Workforce Engagement: We develop and reinforce our culture by emphasizing our core values, illustrated by the actiiVe acronym that stands for: Accountability, Commitment, Teamwork, Integrity, Innovation, Value Creation and Excellence. These values are intended to serve as a compass to our workforce to inform behavior and fuel our success.

We believe in equal opportunity, engagement and ethics. All employees must adhere to our Code of Business Conduct. We typically survey our workforce annually to measure employee engagement and identify opportunities for further improvement, which we believe has helped us to achieve annual “best workplace” honors for over a decade.

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

Talent Development: We aim to attract, retain and develop our top talent throughout the employment cycle in order to enhance our talent pool. During 2022, our workforce size did not change significantly, with 64 new hires and 74 departures (an attrition rate of approximately 18.7%).

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
We also compete with many entities, including other publicly-traded commercial office REITs, for capital. This competition could adversely affect our ability to raise capital that we may need to fulfill our capital strategy.

In addition, we compete with many entities for talent. If there is an increase in the costs for us to retain employees or if we otherwise fail to attract and retain such employees, our business and operating results could be adversely affected.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2022 included in a separate section at the end of this report beginning on page F-1.

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
•government actions and initiatives, including risks associated with the impact of prolonged government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new strategic customers;
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

•adverse consequences resulting from climate-related risks; and
•potential liability under environmental or other laws or regulations.

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy, real estate industry as a whole or local markets in which our properties are located, including the impact of high unemployment, inflation or deflation, constrained credit and shortages of goods or services. Such conditions could potentially be triggered by geopolitical or other world events. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or at all or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could disrupt the operations, or profitability, of our business or increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from leasing our properties. Certain of our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. As a result, these costs will not necessarily decline and may increase even if our revenues decline.

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

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business.

We may be adversely affected by developments concerning our major tenants, including the USG and its contractors. As of December 31, 2022, our 10 largest tenants accounted for 63.4% of our total annualized rental revenue, the three largest of these tenants accounted for 48.9%, and the USG, our largest tenant, accounted for 35.5%. We calculate annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents (ignoring free rent then in effect and rent associated with tenant funded landlord assets) and estimated monthly expense reimbursements under active leases in our portfolio as of December 31, 2022; with regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interests. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2022, 89.7% of our annualized rental revenue was from Defense/IT Locations, and we expect to maintain a similarly high revenue concentration from properties in these locations. A reduction in government spending targeting the activities of the government and its contractors (such as knowledge- and technology-based defense and security activities) in these locations could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties in these locations. Moreover, uncertainty regarding the potential for future reduction in government spending targeting such activities could also decrease or delay leasing activity from existing or new tenants engaged in these activities.

Our future ability to fuel growth through data center shell development may be adversely affected should we suffer a loss of future development opportunities with our data center shell customer. Data center shells have been a growth driver for our Defense/IT Locations strategy. Since 2013, we have placed into service 28 data center shells totaling 5.3 million square feet, and we had an additional two under development totaling 420,000 square feet as of December 31, 2022. These properties have garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures in recent years at favorable profit margins, and to apply the proceeds towards other development opportunities. Our data center shell activity is concentrated with one customer. If that customer no longer chooses to allocate development opportunities to us, we may have limited opportunities to continue to develop data center shells to fuel growth and use as a possible source of capital.

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

We may be adversely affected by trends in the office real estate industry. Certain businesses have implemented remote work and flexible work arrangements and/or utilized open workspaces and coworking spaces. These practices could enable businesses to reduce their office space requirements. A continuation or acceleration of these trends could erode demand for commercial office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We may encounter a significant decline in the value of our real estate. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property or property type, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand for space and decreases in market rental rates and/or market values of real estate assets. If our real estate assets significantly decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us and our ability, or willingness, to execute plans to sell properties.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants; some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the acquisition of land and commercial properties with many entities, including other publicly-traded REITs and large private equity backed entities and funds; competitors for such acquisitions may have substantially greater financial resources than ours, or may be willing to accept lower returns on their investments or incur higher leverage.

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

We may be unable to successfully execute our plans to develop additional properties. Although the majority of our investments are in operating properties, we also develop and redevelop properties, including some that are not fully pre-leased. When we develop or redevelop properties, we assume a number of risks, including, but not limited to, the risk of: actual costs exceeding our budgets; conditions or events occurring that delay or preclude our ability to complete the project as originally planned or at all; projected leasing not occurring as expected or at all, or occurring at lower than expected rental rates; and not being able to obtain financing to fund property development activities.

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

We would incur losses if third parties to whom we make loans fail to service or repay such loans. We enter into loan arrangements with tenants of our properties and other third parties. We would incur losses if these parties failed to fulfill their obligations to service and repay such loans.

We may be adversely affected by the impact of climate-related risks. We may be adversely affected by extreme weather events, such as hurricanes, floods and tornadoes, which could result in significant property damage and make it more difficult for us to obtain affordable insurance coverage in the future. Longer term, we could also face the potential for more frequent or destructive severe weather events and shifts in temperature and precipitation amounts. Such events could adversely affect our properties in a number of ways, including, but not limited to: declining demand for space; our ability to operate them effectively and profitably; their valuations; and our ability to sell them or use them as collateral for future debt. In addition to the potential for climate-related physical risks, we expect that we could be adversely affected by regulatory changes made in response to climate change. For example, the Climate Solutions Now Act of 2022, which was passed by the State of Maryland with the goal of achieving targeted reductions in greenhouse gas emissions, is expected to result in building code changes and new energy performance standards in the State that may require us to make additional investments in building systems for new and existing properties in order to comply, and may also subject us to additional fees. While the details of implementing this law are still being finalized by the State, the additional costs that may result from this law and any other similar federal, state or local laws or regulations in the future could be substantial.

Attacks by terrorists or foreign nations or incidents related to social unrest may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas or near military installations. Attacks by terrorists or foreign nations, or incidents related to social unrest, could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack or incident, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future attacks or unrest, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in demand for space in these areas that could increase vacancies in our properties and adversely affect property rental rates and valuations.

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

We may be subject to increased costs of insurance and limitations on coverage. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies. Moreover, there are some loss events for which we cannot obtain insurance at reasonable costs, or at all, such as acts of war. With respect to such losses and losses from acts of terrorism, earthquakes, fires, pandemics or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties. Depending on the specific circumstances of each affected property, it is also possible that we could be liable for mortgage indebtedness or other obligations related to the property.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments. We may invest in certain entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also lead to impasses on major decisions, such as whether or not to sell a property, because neither we nor the other parties to these investments may have full control over the entity; such a dispute could also result in a sale of either our ownership interest in a joint venture or the joint venture’s underlying properties at a suboptimal price or time. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments.

Our business could be adversely affected by a negative audit by the USG. Agencies of the USG, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate parties that provide goods and services to the USG. These agencies review such parties’ performance under contracts, cost structure, internal controls systems and policies and compliance with applicable laws, regulations and standards. Any costs found to be misclassified may be subject to repayment. If an audit or investigation of us were to uncover improper or illegal activities associated with our activities for the USG, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Risks Associated with Financing and Other Capital-Related Matters

We are dependent on external sources of capital for growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. This requirement limits the extent to which we are able to fund our investment activities using retained cash flow from operations. Therefore, our ability to fund much of these activities is dependent on our ability to externally generate capital through issuances of new debt, common shares, preferred shares, common or preferred units in COPLP or sales of interests in properties. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. As of December 31, 2022, we had $2.3 billion in debt, the future maturities of which are set forth in Note 10 to our consolidated financial statements. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT’s shareholders required to maintain COPT’s qualification as a REIT. We are also subject to the risks that:

•we may not be able to refinance our existing indebtedness, or may only be able to do so on terms that are less favorable to us than the terms of our existing indebtedness;
•in the event of our default under the terms of our Revolving Credit Facility, COPLP could be restricted from making cash distributions to COPT unless such distributions are required to maintain COPT’s qualification as a REIT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund such distributions; and

•if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants for certain of our debt, our lenders could foreclose on our properties securing such debt.

Virtually all of our unsecured debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt.
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase.

Our operations likely will not generate enough cash flow to repay all of our debt without additional borrowings, equity issuances and/or sales of interests in properties. If we cannot refinance, extend the repayment date of, or otherwise raise funds required to repay, debt by its maturity date, we would default on such debt.

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

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT is a REIT, it must distribute to its shareholders at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund development activities and acquisitions. Also, due to the difference in time between when we receive revenue and pay expenses and when we report such items for distribution purposes, it is possible that we may need to borrow funds for COPT to meet the 90% distribution requirement.

We may issue additional common or preferred equity that dilutes our shareholders’ interests. We may issue additional common shares or new issuances of preferred shares without shareholder approval. Similarly, we may issue additional common or preferred units in COPLP for contributions of cash or property without approval by our shareholders. Our existing shareholders’ interests could be diluted if such additional issuances were to occur.

A number of factors could cause our security prices to decline. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our equity security issuances. These conditions include, but are not limited to:

•market perception of REITs in general and office REITs in particular;
•market perception regarding our major tenants and property concentrations;
•the level of institutional investor interest in us;
•general economic and business conditions;
•prevailing interest rates;
•our financial performance;
•our underlying asset value;
•our actual, or market perception of our, financial condition, performance, dividends and growth potential; and
•adverse changes in tax laws.

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

•our corporate overhead levels;
•our amount of uninsured losses; and
•our decision to reinvest available cash into operations rather than distribute it.

In addition, we can make distributions to holders of our common shares only after we make preferential distributions to holders of any outstanding preferred equity.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of our debt may limit our ability to make some types of payments and distributions in the event of certain default situations. This may limit our ability to make some types of payments, including payment of distributions on common or preferred shares, unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred equity that we may issue in the future for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

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

Other Risks

We may suffer adverse effects from the COVID-19 pandemic and similar pandemics. COVID-19 and its variants, and any similar pandemics should they occur, along with measures instituted to prevent spread, may adversely affect us in many ways, including, but not limited to:

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
•our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development; and
•an increase in the pace of businesses implementing remote work arrangements over the long-term, which would adversely affect demand for office space.

The extent of the effect on our operations, financial condition and cash flows will be dependent on future developments, including the duration and extent of the pandemic, the prevalence, strength and duration of restrictive measures and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy, all of which are uncertain and difficult to predict. Moreover, some of the risks described in other risk factors set forth in this Annual Report on Form 10-K may be more likely to impact us as a result of COVID-19 and its variants, and any similar pandemics should they occur, and the responses to curb spread, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or other factors, and other significant disruptions of our IT networks and related systems. We face risks associated with security breaches and other significant disruptions of our IT networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber-attacks or -intrusions over the Internet, malware, computer viruses, attachments to e-mails or by actions of persons inside our organization, including those with access to our systems. Because of our concentration on serving the USG and its contractors with a general focus on national security and information technology, we may be more likely to be targeted by cyber-attacks or -intrusions, including by governments, organizations or persons hostile to the USG.

We have preventative, detective, and responsive measures in place to maintain the security and integrity of our networks and related systems that have to date enabled us to avoid breaches and disruptions that were individually, or in the aggregate, material. The Audit Committee of our Board of Trustees oversees our risk management processes related to cybersecurity and meets with management to discuss recent trends and our strategy to defend our infrastructure against cyber-attacks and intrusions on a quarterly basis. However, despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective in mitigating these risks. We also have insurance coverage in place in the event of significant future losses from breaches and disruptions; however, continuing changes in the insurance industry’s risk assessment approach and pricing structure could in the future increase the cost for us to obtain insurance coverage or decrease the scope of such coverage available to us.

Like other businesses, we have been, and expect to continue to be, subject to cyber-attacks or -intrusions, computer viruses or malware, attempts at unauthorized access and other events of varying degrees. A security breach or other significant disruption involving our IT networks and related systems could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•increase the likelihood of missed reporting or permitting deadlines;
•affect our ability to properly monitor our compliance with rules and regulations regarding our qualification as a REIT;
•result in unauthorized access to, and/or destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties;
•disrupt or disable the building systems relied upon by us and our tenants for the effective and efficient use of our properties;
•require significant management attention and resources to remedy any resulting damages;
•subject us to termination of leases or other agreements or claims for breach of contract, damages or other penalties; and
•damage our reputation among our tenants and investors generally.

Additionally, a successful attack on our vendors or service providers could result in a compromise of our own network or a disruption in our supply chain or services upon which we rely.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2022 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	33	4,108	93.9%	$160,030	$41.49
Howard County, MD	35	2,862	92.1%	75,549	$28.64
Other	23	1,725	90.7%	49,797	$31.68
Fort Meade/BW Corridor Subtotal / Average	91	8,695	92.7%	285,376	$35.38
NoVA Defense/IT	16	2,499	90.0%	81,238	$36.11
Lackland Air Force Base	8	1,060	100.0%	60,471	$52.62
Navy Support	22	1,262	89.8%	33,101	$29.21
Redstone Arsenal	21	2,070	89.9%	46,234	$24.68
Data Center Shells:
Consolidated Properties	7	1,736	100.0%	35,388	$20.39
Unconsolidated Joint Venture Properties (3)	21	3,547	100.0%	5,167	$14.57
Defense/IT Locations Subtotal / Average	186	20,869	94.1%	546,975	$32.92
Regional Office	6	1,980	79.0%	57,273	$36.44
Other	2	157	75.5%	5,452	$23.08
Total Operating Properties/Average	194	23,006	92.7%	$609,700	$33.16
Total Consolidated Operating Properties				$604,533
(1)This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2022.
(2)Annualized rental revenue is the monthly contractual base rent as of December 31, 2022 (ignoring free rent then in effect and rent associated with tenant funded landlord assets) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. With regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant and segment analysis. Our calculation of annualized rental revenue per occupied square foot excludes revenue of our reportable segments from leases not associated with our buildings.
(3)Represents properties owned through unconsolidated real estate joint ventures.

The following table provides certain information about properties that were under, or otherwise approved for, development as of December 31, 2022 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Fort Meade/BW Corridor:
550 National Business Parkway Annapolis Junction, Maryland	186	100%	4Q 23	$40,335	$34,500
Navy Support:
Expedition VII (2) St. Mary's County, Maryland	29	62%	1Q 23	9,037	614
Redstone Arsenal:
7000 Redstone Gateway (2) Huntsville, Alabama	46	69%	3Q 23	7,890	4,513
300 Secured Gateway Huntsville, Alabama	206	100%	4Q 23	25,384	42,371
8100 Rideout Road Huntsville, Alabama	131	0%	3Q 24	14,605	24,720
Subtotal / Average	383	62%		47,879	71,604
Data Center Shells:
PS A Northern Virginia	227	100%	3Q 23	12,886	51,114
PS B Northern Virginia	193	100%	4Q 23	7,875	45,125
Subtotal / Average	420	100%		20,761	96,239
Total Under Development	1,018	85%		$118,012	$202,957
(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.
(2)This property had occupied square feet in service as of December 31, 2022. Therefore, the property and its occupied square feet are included in our operating property statistics, including the information set forth on the previous page.

The following table provides certain information about land that we owned or controlled as of December 31, 2022, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Locations:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	144	1,630
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	289	3,258
NoVA Defense/IT Locations	29	1,171
Navy Support	38	64
Redstone Arsenal (1)	309	3,446
Data Center Shells	33	647
Total Defense/IT Locations	698	8,586
Regional Office	10	900
Total land owned/controlled for future development	708	9,486
Other land owned/controlled	43	638
Total Land Owned/Controlled	751	10,124
(1)This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Lease payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2022 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
2023	1,699	$60,040	9.8%	$35.29
2024	3,010	83,360	13.7%	$33.07
2025	3,585	137,971	22.6%	$38.88
2026	1,880	57,230	9.4%	$38.70
2027	1,493	38,495	6.3%	$32.99
2028	1,764	42,367	6.9%	$32.66
2029	1,737	37,804	6.2%	$28.19
2030	1,088	22,632	3.7%	$28.02
2031	809	12,474	2.0%	$29.72
2032	164	4,559	0.7%	$27.85
2033	557	20,025	3.3%	$35.92
2034	994	20,330	3.3%	$30.59
2035	859	23,581	3.9%	$27.44
2036	954	19,609	3.2%	$20.56
2037	102	8,541	1.4%	$82.70
2038	569	14,095	2.3%	$24.78
2039	63	1,579	0.3%	$25.00
2041 (2)	—	4,749	0.8%	N/A
2063 (2)	—	133	—%	N/A
2072 (2)	—	125	—%	N/A
Total	21,327	$609,700	100.0%	$33.16
(1)Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.
(2)Includes only ground leases.

With regard to the leases reported above as expiring in 2023, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2022, on average, approximated estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The number of holders of record of our common shares was 425 as of February 7, 2023. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2017 in our common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REITs Index of the National Association of Real Estate Investment Trusts (“Nareit”):

200
180
160
140
120
100
80
60
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Corporate Office Properties Trust
S&P 500 Index
FTSE Nareit All Equity REITs Index

	Period Ended
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Corporate Office Properties Trust	$100.00	$74.90	$108.21	$99.35	$113.23	$109.62
S&P 500 Index	$100.00	$94.80	$126.06	$147.67	$192.64	$157.27
FTSE Nareit All Equity REITs Index	$100.00	$95.96	$123.46	$117.14	$165.51	$124.22

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
•security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems; and
•environmental requirements.

We undertake no obligation to publicly update or supplement forward-looking statements.

Overview

In 2022, we:

•achieved strong tenant retention and vacant space leasing driven by high leasing demand for space in our large concentration of Defense/IT Locations, which more than offset the effect of lagging demand in our Regional Office properties;
•placed into service our second highest annual total of newly developed square feet on record, all in our Defense/IT Locations;
•ended the year with additional new Defense/IT Locations under development that were substantially pre-leased;
•raised capital from property dispositions, including from our wholesale data center, to create borrowing capacity available to fund development of new Defense/IT Locations; and
•refinanced our Revolving Credit Facility and an unsecured term loan, after which we had no significant remaining debt maturing until 2026.

We leased 3.0 million square feet in 2022 in our portfolio, which ended the year 92.7% occupied and 95.2% leased. This leasing was highlighted by a strong portfolio-wide retention rate of 72.1% and our highest annual vacancy leasing volume in 12 years.

Our leasing performance in 2022 was driven by the strength of our Defense/IT Locations, which represented 89.7% of our annualized rental revenues and 90.7% of our square feet as of December 31, 2022. This segment ended the year 94.1% occupied and 96.7% leased, representative of high utilization rates and slightly increased relative to year end 2021, due in large part to:

•vacant space leasing of 719,000 square feet;
•placing into service 1.3 million square feet in nine newly developed properties that were 99% leased; and
•renewing 78.8% of the square feet scheduled to expire during the year.

As of December 31, 2022, this segment had an additional 1.0 million square feet under development that were 85% leased, which included 476,000 in development leasing completed in 2022. We believe that this segment has strongly benefited from continued:

•bipartisan support for increased funding of our national defense. We believe that successive increases in defense spending since 2016, including, most recently, in the Fiscal 2023 National Defense Authorization Act, coupled with the absence of extended delays in defense appropriations legislation in recent years, have enhanced the USG and defense contractor tenants’ ability to invest in facility planning. This environment has helped fuel leasing demand, as has continued prioritization of spending allocations towards technology and innovation programs benefiting our Defense/IT Locations, including cyber, space, unmanned systems and artificial intelligence; and
•demand for data center shells. Our leasing included two new data center shells for an existing customer in Northern Virginia, the largest data center market in the world. As of year end, we held land that we believe would accommodate development of three additional data center shells totaling 647,000 square feet.

Since demand for this segment is driven by, and correlated with, national security spending, we believe it has been less susceptible to the effects of conditions in the overall economy in recent years than typical office properties, and we fully expect that strong demand will continue to benefit this segment well into 2024.

The strong leasing performance in our Defense/IT Locations in 2022 more than offset the effect of lagging demand in our Regional Office segment, which has experienced a challenging leasing environment since 2020 that has not improved. Our Regional Office segment ended the year 79.0% occupied and 80.8% leased, both decreases of approximately 10% relative to year end 2021. These decreases are attributable to a 23.8% renewal rate and minimal vacancy leasing in 2022. We believe that demand for space in Regional Office Properties is more correlated to changes in conditions in the overall economy than our Defense/IT Locations.

As of December 31, 2022, we had scheduled lease expirations for 1.7 million square feet in 2023, representing 8.0% of our total occupied square feet and 9.8% of our total annualized rental revenue, including:

•1.5 million square feet in our Defense/IT Locations segment, a high proportion of which we expect to renew; and
•170,000 square feet in our Regional Office segment, most of which we do not expect to renew.

Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

We raised $282.8 million in capital from sales of property interests, including:

•$222.5 million from our sale of 9651 Hornbaker Road in Manassas, Virginia, our largest real estate investment (in terms of book value) and only property in our Wholesale Data Center reportable segment, on January 25, 2022, resulting in a gain on sale of $28.6 million; and
•$60.3 million from our sale of a 90% interest in two data center shells in Northern Virginia on December 14, 2022, resulting in a gain on sale of $19.2 million. We retained a 10% interest in the properties through a newly-formed joint venture.

We used substantially all of the proceeds from these sales to pay down debt, including our Revolving Credit Facility and an unsecured term loan, in order to free up borrowing capacity available to fund development activities.

We refinanced our only significant 2022 and 2023 debt maturities on October 26, 2022, when we entered into a credit agreement with a group of lenders that provided for an aggregate of $725.0 million of available borrowings, including:

•an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing Revolving Credit Facility; and
•a $125.0 million unsecured term loan, the proceeds of which we used to pay off the remaining $100.0 million outstanding under an existing unsecured term loan and pay down a portion of our Revolving Credit Facility.

Due to the collective effect of our 2022 activity, we:

•funded $283 million in development costs; and
•ended the year with:
•$389.0 million in borrowing capacity available under our Revolving Credit Facility to fund investing activities;
•slightly less debt in total and as a percentage of total assets relative to year end 2021; and
•no significant debt balloon payments due until 2026.

On January 10, 2023, we raised an additional $190.2 million from our sale of a 90% interest in three data center shells in Northern Virginia, resulting in a gain on sale of approximately $49 million. We retained a 10% interest in the properties through a newly-formed joint venture. We used virtually all of the proceeds from this sale to free up additional borrowing capacity available under our Revolving Credit Facility to fund future development.

In 2022 and through the date of this filing, the United States economy experienced inflationary conditions, increased interest rates, higher volatility in the debt and equity capital markets, certain supply-chain related shortages and declines in gross domestic product in the first two quarters. For us:

•the above economic conditions have not significantly affected our ability to achieve expected leasing in our Defense/IT Locations, while our Regional Office properties continue to experience a challenging leasing environment that has not improved;
•inflationary conditions have contributed to increased costs for certain property operating expenses and building equipment and materials, which affects our development of new properties and improvements for existing properties, although long-term contracts previously in place for much of our property operating costs have buffered our exposure to these increases to a certain extent. In addition, for:
•property operating expenses, most of our leases obligate tenants to pay either their full share of a building’s operating expenses or their share to the extent such expenses exceed amounts established in their leases. These lease arrangements reduce our exposure to increases in property operating expenses;
•new property development and tenant improvements associated with new leasing in our Defense/IT Locations, increased costs have not significantly affected our ability to achieve targeted yields on new development and new leasing of existing properties due to continued strong demand for space, which has generally enabled us to increase rents to maintain such yields. However, continued cost increases could adversely affect our ability to continue to achieve targeted yields on future new property development and future new leasing of existing properties to the extent increases in market rental rates do not keep pace, which could also reduce our willingness to commence development of new properties; and
•other capital improvements, the increasing cost environment could increasingly affect our willingness, or timeline, for completing such improvements;
•increased interest rates have not yet significantly affected our borrowing costs due in large part to debt refinancings that we completed in 2020 and 2021. Our debt is predominantly fixed rate and in the form of long-term unsecured notes. In addition, for variable rate loans, we have used interest rate swaps to hedge the effect of interest rate increases on variable rate debt, including swaps for a $200.0 million notional amount that: fixed the one-month LIBOR interest rate in 2022 at 1.9% through December 1, 2022; and, effective February 1, 2023, fixed the one-month SOFR interest rate at 3.7% for a three-year term;
•we have observed constraints in the availability of unsecured bank debt. However, we were able to complete the credit agreement on October 26, 2022 that provided for the new Revolving Credit Facility and unsecured term loan, and now have no significant debt maturing until 2026; and
•supply-chain related shortages have not had a significant effect on our ability to execute our operating and development activities.

We believe that the effect of increased interest rates and capital market volatility on potential buyers could adversely affect our ability to execute plans to sell interests in properties.

For our 2022 results of operations:

•diluted earnings per share increased 125.0% and net income increased $97.2 million, or 119.2%, relative to 2021 due primarily to lower debt extinguishment losses that were offset in part by lower gains from sales of properties;
•diluted funds from operations per share adjusted for comparability increased 3.1% and the numerator for that measure increased $8.6 million, or 3.3%, relative to 2021, much of which was attributable to lower interest expense;
•net operating income (“NOI”) from real estate operations, our segment performance measure, increased $1.4 million, or 0.4%, relative to 2021. This change was comprised primarily of the following:
•a $20.8 million increase from newly developed properties placed in service; offset in part by
•a $14.3 million decrease from sales of interests in properties (most notably, our wholesale data center sold in January 2022) and;

•a $5.3 million decrease from our Same Properties attributable primarily to decreased occupancy in our Regional Office segment.

Additional disclosure comparing our 2022 and 2021 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2022 and 2021 in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant (1)	2022	2021	2020
USG	35.5%	35.6%	34.1%
Fortune 100 Company	8.4%	9.2%	9.1%
General Dynamics Corporation	5.1%	5.6%	5.6%
The Boeing Company	2.4%	2.5%	3.0%
Northrop Grumman Corporation	2.4%	1.4%	2.3%
CACI International Inc	2.4%	2.4%	2.4%
Peraton Corp.	2.1%	2.1%	N/A
Fortune 100 Company	1.9%	N/A	N/A
Booz Allen Hamilton, Inc.	1.9%	1.9%	2.0%
CareFirst Inc.	1.5%	1.7%	2.0%
Morrison & Foerster, LLP	1.4%	1.0%	1.0%
KBR, Inc.	1.2%	N/A	N/A
Raytheon Technologies Corporation	1.1%	1.1%	1.0%
Yulista Holding, LLC	1.1%	1.1%	1.0%
Wells Fargo & Company	1.1%	1.1%	1.2%
AT&T Corporation	1.1%	1.1%	1.1%
Miles and Stockbridge, PC	1.1%	1.0%	1.0%
Mantech International Corp.	1.0%	1.0%	0.8%
Jacobs Engineering Group Inc.	1.0%	1.0%	0.9%
The MITRE Corporation	0.8%	0.8%	0.8%
University System of Maryland	N/A	0.8%	0.9%
Transamerica Life Insurance Company	N/A	0.9%	0.9%
Science Applications International Corporation	N/A	N/A	0.9%
Subtotal of 20 largest tenants	74.5%	73.3%	72.0%
All remaining tenants	25.5%	26.7%	28.0%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$609,700	$589,425	$571,035
(1)Includes affiliated organizations where applicable.

Concentration of Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue (excluding our Wholesale Data Center that we sold on January 25, 2022) as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue as of December 31,			Number of Properties as of December 31,
Region	2022	2021	2020	2022	2021	2020
Defense/IT Locations:
Fort Meade/BW Corridor	46.8%	47.0%	47.3%	91	90	89
NoVA Defense/IT	13.3%	13.9%	12.1%	16	16	15
Lackland Air Force Base	9.9%	10.6%	9.7%	8	8	7
Navy Support	5.4%	5.9%	6.3%	22	21	21
Redstone Arsenal	7.6%	5.4%	5.5%	21	17	15
Data Center Shells	6.7%	5.3%	6.6%	28	26	26
Total Defense/IT Locations	89.7%	88.1%	87.5%	186	178	173
Regional Office	9.4%	11.0%	11.6%	6	6	6
Other	0.9%	0.9%	0.9%	2	2	2
	100.0%	100.0%	100.0%	194	186	181

The changes in revenue concentration reflected above between year end 2021 and 2022 were attributable primarily to the effect of occupied properties placed in service in 2022, most notably for Redstone Arsenal and Data Center Shells, and lower occupancy for our Regional Office properties.

Occupancy and Leasing

The tables below set forth occupancy information (excluding our Wholesale Data Center that we sold on January 25, 2022):

	December 31,
	2022	2021	2020
Occupancy rates at period end
Total	92.7%	92.4%	94.1%
Defense/IT Locations:
Fort Meade/BW Corridor	92.7%	90.0%	91.0%
NoVA Defense/IT	90.0%	88.3%	87.9%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support	89.8%	93.9%	97.2%
Redstone Arsenal	89.9%	90.8%	99.4%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Locations	94.1%	93.0%	94.4%
Regional Office	79.0%	88.7%	93.1%
Other	75.5%	66.2%	68.4%
Annualized rental revenue per occupied square foot at year end	$33.16	$32.47	$31.50

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2021	21,710	20,070
Vacated upon lease expiration (1)	—	(693)
Occupancy for new leases	—	695
Development placed in service	1,280	1,255
Other changes	16	—
December 31, 2022	23,006	21,327
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

With regard to changes in occupancy from December 31, 2021 to December 31, 2022:

•Fort Meade/BW Corridor: Increase was due primarily to occupancy from vacant space leasing in a number of properties in this sub-segment;
•Navy Support: Decreased despite its 82.8% tenant retention rate in 2022 due to minimal leasing of vacant space. As of December 31, 2022 we had scheduled lease expirations in 2023 for 198,000 square feet, or 17.4%, of this sub-segment’s occupied square feet, most of which we expect to renew;
•Redstone Arsenal: 2021 and 2022 year end occupancy included the effect of a 121,000 square foot property vacated by its tenant in late 2021 that we leased in 2022 for occupancy in 2023. Occupancy in this sub-segment will increase in 2023 when the lease for this space commences.
•Regional Office: Decreased due to vacated space resulting from its 23.8% tenant retention rate and minimal leasing of vacant space. This segment included properties in Baltimore City, Tysons Corner, Virginia and Washington, D.C. This sub-segment has experienced a challenging leasing environment since 2020 that has not improved. As of December 31, 2022 we had scheduled lease expirations in 2023 for 170,000 square feet, or 10.9%, of this segment’s occupied square feet, most of which we do not expect to renew; and
•Other: Included two properties totaling 157,000 square feet in Aberdeen, Maryland.

In 2022, we leased 3.0 million square feet, including 476,000 square feet of development space in Defense/IT Locations, with weighted average lease terms of 13.3 years.

In 2022, we renewed leases on 1.7 million square feet, representing a tenant retention rate of 72.1%. Most of these lease renewals were for our Defense/IT Locations, which had a retention rate of 78.8%, while our Regional Office segment had a retention rate of 23.8%. The cash rents for our renewals (totaling $31.69 per square foot) decreased on average by approximately 2.0% and the straight-line rents (totaling $31.45 per square foot) increased on average by approximately 3.1% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 3.6 years, with average escalations per year of 2.5%, and the per annum average committed costs associated with completing the leasing was approximately $2.96 per square foot. The decrease in cash rents on renewals was attributable primarily to per annum rent escalation terms of the previous leases that increased rents over the lease terms by amounts exceeding the increases in the applicable market rental rates.

In 2022, we also completed leasing on 801,000 square feet of vacant space, predominantly for Defense/IT Locations. The cash rents of this leasing totaled $28.90 per square foot and the straight-line rents totaled $29.59 per square foot; these leases had a weighted average lease term of approximately 7.3 years, with average escalations per year of 2.7%, and the per annum average committed costs associated with completing this leasing was approximately $8.81 per square foot.

Lease Expirations

The table below sets forth as of December 31, 2022 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2023	2024	2025	2026	2027	Thereafter	Total
Defense/IT Locations
Fort Meade/BW Corridor	7.5%	7.9%	11.3%	4.9%	2.7%	12.6%	46.8%
NoVA Defense/IT	0.6%	2.7%	2.0%	0.3%	1.0%	6.6%	13.3%
Lackland Air Force Base	0.0%	0.0%	6.5%	2.0%	0.0%	1.4%	9.9%
Navy Support	0.9%	1.4%	0.6%	1.0%	1.0%	0.4%	5.4%
Redstone Arsenal	0.1%	0.6%	1.1%	0.1%	0.7%	5.0%	7.6%
Data Center Shells	0.0%	0.1%	0.0%	0.1%	0.1%	6.3%	6.7%
Regional Office	0.6%	0.9%	0.5%	0.9%	0.7%	5.8%	9.4%
Other	0.0%	0.1%	0.7%	0.0%	0.0%	0.0%	0.9%
Total	9.8%	13.7%	22.6%	9.4%	6.3%	38.2%	100.0%

The weighted average lease term as of December 31, 2022 was approximately five years. We believe that the weighted average annualized rental revenue per occupied square foot for leases expiring in 2023, on average, approximated estimated current market rents for the related space, with specific results varying by segment.

Results of Operations

For a discussion of our results of operations comparison for 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 22, 2022.

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT”).  The table below reconciles NOI from real estate operations to net income, the most directly comparable GAAP measure:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Net income	$178,822	$81,578
Construction contract and other service revenues	(154,632)	(107,876)
Depreciation and other amortization associated with real estate operations	141,230	137,543
Construction contract and other service expenses	149,963	104,053
General, administrative and leasing expenses	35,798	36,127
Business development expenses and land carry costs	3,193	4,647
Interest expense	61,174	65,398
Interest and other income	(9,341)	(7,879)
Credit loss expense (recoveries)	271	(1,128)
Gain on sales of real estate from continuing operations	(19,250)	(65,590)
Loss on early extinguishment of debt	609	100,626
Equity in income of unconsolidated entities	(1,743)	(1,093)
Unconsolidated real estate JVs NOI allocable to COPT included in equity in income of unconsolidated entities	4,327	4,029
Income tax expense	447	145
Discontinued operations	(29,573)	(3,358)
Revenues from real estate operations from discontinued operations	1,980	30,490
Property operating expenses from discontinued operations	(971)	(16,842)
NOI from real estate operations	$362,304	$360,870

We view our NOI from real estate operations as comprising the following primary categories:

•office and data center shell properties:
•stably owned and 100% operational throughout the two years being compared.  We define these as changes from “Same Properties.” For further discussion of the concept of “operational,” refer to the Properties section of Note 2 of the consolidated financial statements;
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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations is provided in Note 15 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2022 and 2021

	For the Years Ended December 31,
	2022	2021	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$584,398	$556,570	$27,828
Construction contract and other service revenues	154,632	107,876	46,756
Total revenues	739,030	664,446	74,584
Operating expenses
Property operating expenses	227,430	213,377	14,053
Depreciation and amortization associated with real estate operations	141,230	137,543	3,687
Construction contract and other service expenses	149,963	104,053	45,910
General, administrative and leasing expenses	35,798	36,127	(329)
Business development expenses and land carry costs	3,193	4,647	(1,454)
Total operating expenses	557,614	495,747	61,867

Interest expense	(61,174)	(65,398)	4,224
Interest and other income	9,341	7,879	1,462
Credit loss (expense) recoveries	(271)	1,128	(1,399)
Gain on sales of real estate	19,250	65,590	(46,340)
Loss on early extinguishment of debt	(609)	(100,626)	100,017
Equity in income of unconsolidated entities	1,743	1,093	650
Income tax expense	(447)	(145)	(302)
Income from continuing operations	149,249	78,220	71,029
Discontinued operations	29,573	3,358	26,215
Net income	$178,822	$81,578	$97,244

NOI from Real Estate Operations

	For the Years Ended December 31,
	2022	2021	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$527,611	$523,621	$3,990
Lease termination revenue, net	2,237	2,416	(179)
Provision for collectability losses included in lease revenue	(745)	(105)	(640)
Other property revenue	4,073	2,771	1,302
Same Properties total revenues	533,176	528,703	4,473
Developed and redeveloped properties placed in service	41,934	16,186	25,748
Wholesale data center	1,980	30,490	(28,510)
Dispositions	4,684	7,660	(2,976)
Other	4,604	4,021	583
	586,378	587,060	(682)
Property operating expenses
Same Properties	(212,859)	(203,118)	(9,741)
Developed and redeveloped properties placed in service	(9,990)	(5,078)	(4,912)
Wholesale data center	(979)	(17,424)	16,445
Dispositions	(889)	(1,313)	424
Other	(3,684)	(3,286)	(398)
	(228,401)	(230,219)	1,818

UJV NOI allocable to COPT
Same Properties	3,689	3,687	2
Retained interests in newly-formed UJVs	638	360	278
Dispositions	—	(18)	18
	4,327	4,029	298

NOI from real estate operations
Same Properties	324,006	329,272	(5,266)
Developed and redeveloped properties placed in service	31,944	11,108	20,836
Wholesale data center	1,001	13,066	(12,065)
Dispositions, net of retained interests in newly-formed UJVs	4,433	6,689	(2,256)
Other	920	735	185
	$362,304	$360,870	$1,434

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$299,291	$299,196	$95
Regional Office	23,382	28,719	(5,337)
Other	1,333	1,357	(24)
	$324,006	$329,272	$(5,266)

Same Properties rent statistics
Average occupancy rate	92.0%	93.2%	(1.2%)
Average straight-line rent per occupied square foot (1)	$26.06	$26.03	$0.03
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the years set forth above.

Our Same Properties pool consisted of 174 properties, comprising 86.9% of our portfolio’s square footage as of December 31, 2022. This pool of properties changed from the pool used for purposes of comparing 2021 and 2020 in our 2021 Annual Report on Form 10-K due to the: addition of nine properties placed in service and 100% operational on or before

January 1, 2021 and eight properties owned through an unconsolidated real estate joint venture that was formed in 2020; and removal of two properties in which we sold a 90% interest.

Regarding the changes in NOI from real estate operations reported above:

•the decrease for our Same Properties pool was attributable to our Regional Office segment, in which the average occupancy rate decreased from 92.7% to 83.0% due mostly to the scheduled lease expiration of a 140,000 square foot space. The increase in operating expenses for our Same Properties was due in large part to increased rates for utilities and certain cleaning and maintenance contracts, much of which was recovered from tenants under existing lease structures;
•developed and redeveloped properties placed in service reflects the effect of 16 properties placed in service in 2022 and 2021;
•the decrease for wholesale data center resulted from our sale of the property on January 25, 2022; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in two data shells in 2022 and two in 2021.

NOI from Service Operations

	For the Years Ended December 31,
	2022	2021	Variance
	(in thousands)
Construction contract and other service revenues	$154,632	$107,876	$46,756
Construction contract and other service expenses	(149,963)	(104,053)	(45,910)
NOI from service operations	$4,669	$3,823	$846

Construction contract and other service revenues and expenses increased in 2022 due primarily to a higher volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

General, Administrative and Leasing Expenses

Our general, administrative and leasing expense are net of amounts capitalized for compensation and indirect costs associated with properties, or portions thereof, undergoing development or redevelopment activities. Our capitalized compensation and indirect costs totaled $10.7 million in 2022 and $11.0 million in 2021.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2022	2021	Variance
	(in thousands)
Interest on unsecured senior notes	$47,496	$48,333	$(837)
Interest on mortgage and other secured debt	4,632	7,373	(2,741)
Interest on unsecured term debt	3,503	4,259	(756)
Interest on Revolving Credit Facility	6,800	1,631	5,169
Interest expense recognized on interest rate swaps	946	5,028	(4,082)
Amortization of deferred financing costs	2,297	2,980	(683)
Other interest	2,209	2,261	(52)
Capitalized interest	(6,709)	(6,467)	(242)
Interest expense	$61,174	$65,398	$(4,224)

Regarding the changes in interest expense components reported above: the decrease for mortgage and other secured debt was attributable primarily to our payoff of two mortgages during 2021; and the increase for our Revolving Credit Facility was attributable to higher weighted average balances and variable interest rates, the effect of which was partially offset by the effect of interest rate swaps in place through November 2022.

Our average outstanding debt was $2.3 billion in 2022 and $2.2 billion in 2021, and our weighted average effective interest rate on debt was approximately 2.8% in 2022 and 3.0% in 2021.

Gain on Sales of Real Estate

Gain on sales of real estate in 2022 was due to our sale of a 90% interest in two data center shell properties. Gain on sales of real estate in 2021 included primarily $40.2 million from our sale of a 90% interest in two data center shell properties and $25.9 million from our sale of a property in our data center shells sub-segment that was previously removed from service. For the sales of 90% interests in properties in 2022 and 2021, we retained a 10% interest in the properties through unconsolidated real estate joint ventures.

Loss on Extinguishment of Debt

The decrease in loss on early extinguishment of debt was attributable primarily to unsecured senior notes refinancings that occurred in 2021.

Discontinued Operations

Discontinued operations includes our wholesale data center, including $28.6 million in gain from its sale on January 25, 2022.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales and impairment losses of real estate and investments in UJVs (net of associated income tax) and real estate-related depreciation and amortization. FFO also includes adjustments to net income for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the Nareit definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate (net of associated income tax), and real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished via conveyance of such properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; and, for periods prior to October 1, 2022, demolition costs on redevelopment and nonrecurring improvements and executive transition costs. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe this to be a useful supplemental measure alongside Diluted FFO per share as it excludes gains and losses from investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for 2022 and 2021 and provides reconciliations to the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2022	2021
	(Dollars and shares in thousands, except per share data)
Net income	$178,822	$81,578
Real estate-related depreciation and amortization	141,230	147,833
Depreciation and amortization on UJVs allocable to COPT	2,101	1,981
Gain on sales of real estate	(47,814)	(65,590)
FFO	274,339	165,802
FFO allocable to other noncontrolling interests	(4,795)	(5,483)
Basic FFO allocable to share-based compensation awards	(1,433)	(777)
Basic FFO available to common share and common unit holders	268,111	159,542
Redeemable noncontrolling interests	(34)	(11)
Diluted FFO adjustments allocable to share-based compensation awards	109	32
Diluted FFO available to common share and common unit holders	268,186	159,563
Loss on early extinguishment of debt	609	100,626
Gain on early extinguishment of debt on unconsolidated real estate JVs	(168)	—
Loss on interest rate derivatives included in interest expense	—	221
Demolition costs on redevelopment and nonrecurring improvements	—	423
Executive transition costs	343	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	(5)	(507)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$268,965	$260,326

Weighted average common shares	112,073	111,960
Conversion of weighted average common units	1,454	1,257
Weighted average common shares/units - Basic FFO per share	113,527	113,217
Dilutive effect of share-based compensation awards	431	330
Redeemable noncontrolling interests	116	128
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,074	113,675

Diluted FFO per share	$2.35	$1.40
Diluted FFO per share, as adjusted for comparability	$2.36	$2.29

Denominator for diluted EPS	112,620	112,418
Weighted average common units	1,454	1,257
Denominator for diluted FFO per share and as adjusted for comparability	114,074	113,675

Common share dividends - unrestricted shares and deferred shares	$123,367	$123,243
Common share dividends - restricted shares and deferred shares	307	324
Common unit distributions - unrestricted units	1,623	1,387
Common unit distributions - restricted units	260	208
Dividends and distributions for net income payout ratio	$125,557	$125,162

Common share dividends - unrestricted shares and deferred shares	$123,367	$123,243
Common unit distributions - unrestricted units	1,623	1,387
Dividends and distributions for FFO payout ratio	124,990	124,630
Common unit distributions - dilutive restricted units	51	25
Dividends and distributions for other non-GAAP payout ratios	$125,041	$124,655

Net income payout ratio	70.2%	153.4%
FFO payout ratio	45.6%	75.2%
Diluted FFO payout ratio	46.6%	78.1%
Diluted FFO payout ratio, as adjusted for comparability	46.5%	47.9%

Property Additions

The table below sets forth the major components of our additions to properties for 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	Variance
	(in thousands)
Development and redevelopment	$266,680	$283,180	$(16,500)
Tenant improvements on operating properties (1)	54,494	23,533	30,961
Capital improvements on operating properties	29,528	35,970	(6,442)
	$350,702	$342,683	$8,019
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

 Cash Flows

Net cash flow from operating activities increased $16.7 million, or 6.7%, from 2021 to 2022 attributable primarily to: additional interest income received on notes receivable from the City of Huntsville; and lower interest expense paid resulting from debt refinancings completed in 2021 that reduced our borrowing rates on unsecured senior notes and affected the timing of our interest payments; offset in part by a decrease associated with the timing of cash flows from third-party construction projects.

Net cash flow used in investing activities decreased $119.5 million from 2021 to 2022 due primarily to $138.0 million in additional proceeds from property sales in 2022, which included proceeds from our wholesale data center sale.

Net cash flow used in financing activities in 2022 was $183.2 million, and included primarily the following:

•dividends to common shareholders of $123.6 million; and
•net repayments of debt borrowings during the period of $43.3 million, which included the net effect of: repayments of our Revolving Credit Facility and term loan facility primarily using property sale proceeds; proceeds from our Revolving Credit Facility primarily to fund property development; and the refinancing of our existing Revolving Credit Facility and term loan facility using proceeds from new facilities.

Net cash flow used in financing activities in 2021 was $50.9 million, and included primarily the following:

•dividends to common shareholders of $123.5 million; offset in part by
•net proceeds from debt borrowings during the period of $82.8 million, which included: the net effect of our senior note issuances and senior note purchases and redemptions (and related early extinguishment costs); the repayment of a portion of our term loan facility; the payoff of a construction loan and mortgage loan (and related early extinguishment costs); and the net pay down of our Revolving Credit Facility.

Supplemental Guarantor Information

As of December 31, 2022, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $12.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties.  The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $389.0 million as of December 31, 2022, and on January 10, 2023, we further increased our borrowing capacity using proceeds from our sale of a 90% interest in three data center shells for $190.2 million.

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
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $85 million in 2023);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations in 2023 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs.

In 2023, we expect to spend $250 million to $275 million on development costs, most of which was contractually obligated as of December 31, 2022; we expect to fund these cash requirements using, in part, remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. As of December 31, 2022, we had $15.9 million in debt balloon payments due in 2023, which were repaid on February 1, 2023.

Beyond 2023, we expect to continue to actively develop and redevelop properties and fund using, in part, remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 10.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2022, we were compliant with these covenants.

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

The following table sets forth as of December 31, 2022 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Fixed rate debt (1)	$18,414	$29,443	$1,302	$436,140	$—	$1,400,000	$1,885,299
Weighted average interest rate	3.94%	4.42%	3.23%	2.38%	—%	2.58%	2.58%
Variable rate debt (2)	$540	$540	$22,415	$346,160	$—	$—	$369,655
Weighted average interest rate (3)	5.57%	5.57%	5.62%	5.56%	—%	—%	5.57%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.2 million.
(2)As of December 31, 2022, maturities in 2026 included $211.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of December 31, 2022 for variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2022 and $2.3 billion as of December 31, 2021.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $88 million as of December 31, 2022 and $138 million as of December 31, 2021.

See Note 11 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2022 and 2021 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.5 million in 2022 and $2.9 million in 2021 if the applicable variable index rate was 1% higher. Interest expense in 2022 was less sensitive to a change in interest rates than 2021 due primarily to our having a lower average variable-rate debt balance in 2022 including the effect of interest rate derivatives in place.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

(a)    Not applicable
(b)    Not applicable

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2023 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibit and Financial Statement Schedules

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

10.4.1*
Form of Corporate Office Properties Trust Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.4.2*
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

10.11
First Supplemental Indenture, dated as of September 17, 2020, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 17, 2020 and incorporated herein by reference).

10.12
Second Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated March 11, 2021 and incorporated herein by reference).

10.13
Third Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated August 11, 2021 and incorporated herein by reference).

10.14
Fourth Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated November 17, 2021 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.15
Credit Agreement, dated as of October 26, 2022, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; PNC Capital Markets LLC; TD Bank National Association; M&T Bank, a New York Banking Corporation; and PNC Bank National Association (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 24, 2023	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 24, 2023	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 24, 2023
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 24, 2023
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 24, 2023
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 24, 2023
(Thomas F. Brady)
/s/ Robert L. Denton, Sr.	Trustee	February 24, 2023
(Robert L. Denton, Sr.)
/s/ Philip L. Hawkins	Trustee	February 24, 2023
(Philip L. Hawkins)
/s/ Steven D. Kesler	Trustee	February 24, 2023
(Steven D. Kesler)
/s/ Letitia A. Long	Trustee	February 24, 2023
(Letitia A. Long)
/s/ Essye B. Miller	Trustee	February 24, 2023
(Essye B. Miller)
/s/ Raymond L. Owens	Trustee	February 24, 2023
(Raymond L. Owens)
/s/ C. Taylor Pickett	Trustee	February 24, 2023
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 24, 2023
(Lisa G. Trimberger)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Determination of Expected Lease End Date for United States Government Leases with One-year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, total lease revenue from continuing operations for the year ended December 31, 2022 was $580.2 million and a significant portion of the Company’s leases are with the United States Government, which represented 27% of the fixed lease revenues for the year ended December 31, 2022. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

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
February 24, 2023
We have served as the Company’s auditor since 1997.

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Properties, net:
Operating properties, net	$3,258,899	$3,090,510
Projects in development or held for future development	297,499	442,434
Total properties, net	3,556,398	3,532,944
Property - operating right-of-use assets	37,020	38,361
Assets held for sale, net	161,286	192,699
Cash and cash equivalents	12,337	13,262
Investment in unconsolidated real estate joint ventures	21,460	39,889
Accounts receivable, net	43,334	40,752
Deferred rent receivable	125,147	108,926
Lease incentives, net	49,757	51,486
Deferred leasing costs (net of accumulated amortization of $35,270 and $31,768, respectively)	69,339	65,850
Investing receivables (net of allowance for credit losses of $2,794 and $1,599, respectively)	84,621	82,226
Intangible assets on property acquisitions, net	9,959	14,567
Prepaid expenses and other assets, net	86,617	81,490
Total assets	$4,257,275	$4,262,452
Liabilities and equity
Liabilities:
Debt, net	$2,231,794	$2,272,304
Accounts payable and accrued expenses	157,998	186,202
Rents received in advance and security deposits	30,016	32,262
Dividends and distributions payable	31,400	31,299
Deferred revenue associated with operating leases	11,004	9,341
Property - operating lease liabilities	28,759	29,342
Other liabilities	18,556	17,729
Total liabilities	2,509,527	2,578,479
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	26,293	26,898
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,423,893 at December 31, 2022 and 112,327,533 at December 31, 2021)	1,124	1,123
Additional paid-in capital	2,486,116	2,481,539
Cumulative distributions in excess of net income	(807,508)	(856,863)
Accumulated other comprehensive income (loss)	2,071	(3,059)
Total shareholders’ equity	1,681,803	1,622,740
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	25,808	21,363
Other consolidated entities	13,844	12,972
Noncontrolling interests in subsidiaries	39,652	34,335
Total equity	1,721,455	1,657,075
Total liabilities, redeemable noncontrolling interests and equity	$4,257,275	$4,262,452

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Lease revenue	$580,169	$553,668	$509,114
Other property revenue	4,229	2,902	2,600
Construction contract and other service revenues	154,632	107,876	70,640
Total revenues	739,030	664,446	582,354
Operating expenses
Property operating expenses	227,430	213,377	190,796
Depreciation and amortization associated with real estate operations	141,230	137,543	126,503
Construction contract and other service expenses	149,963	104,053	67,615
General, administrative and leasing expenses	35,798	36,127	33,001
Business development expenses and land carry costs	3,193	4,647	4,473
Impairment losses	—	—	1,530
Total operating expenses	557,614	495,747	423,918
Interest expense	(61,174)	(65,398)	(67,937)
Interest and other income	9,341	7,879	8,574
Credit loss (expense) recoveries	(271)	1,128	933
Gain on sales of real estate	19,250	65,590	30,209
Gain on sale of investment in unconsolidated real estate joint venture	—	—	29,416
Loss on early extinguishment of debt	(609)	(100,626)	(7,306)
Loss on interest rate derivatives	—	—	(53,196)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	147,953	77,272	99,129
Equity in income of unconsolidated entities	1,743	1,093	1,825
Income tax expense	(447)	(145)	(353)
Income from continuing operations	149,249	78,220	100,601
Discontinued operations	29,573	3,358	2,277
Net income	178,822	81,578	102,878
Net income attributable to noncontrolling interests:
Common units in COPLP	(2,603)	(1,012)	(1,180)
Preferred units in COPLP	—	—	(300)
Other consolidated entities	(3,190)	(4,025)	(4,024)
Net income attributable to COPT common shareholders	$173,029	$76,541	$97,374

Basic earnings per common share: (1)
Income from continuing operations	$1.28	$0.65	$0.85
Discontinued operations	0.26	0.03	0.02
Net income attributable to COPT common shareholders	$1.54	$0.68	$0.87
Diluted earnings per common share: (1)
Income from continuing operations	$1.27	$0.65	$0.85
Discontinued operations	0.26	0.03	0.02
Net income attributable to COPT common shareholders	$1.53	$0.68	$0.87

(1)    Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$178,822	$81,578	$102,878
Other comprehensive income
Unrealized income (loss) on interest rate derivatives	4,730	1,379	(39,454)
Reclassification adjustments on interest rate derivatives recognized in interest expense	996	5,048	3,725
Reclassification adjustments on interest rate derivatives recognized in loss on interest rate derivatives	—	—	51,865
Total other comprehensive income	5,726	6,427	16,136
Comprehensive income	184,548	88,005	119,014
Comprehensive income attributable to noncontrolling interests	(6,389)	(5,366)	(5,353)
Comprehensive income attributable to COPT	$178,159	$82,639	$113,661

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2019 (112,068,705 common shares outstanding)	$1,121	$2,481,558	$(778,275)	$(25,444)	$40,285	$1,719,245
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(5,541)	—	—	(5,541)
Balance at December 31, 2019, as adjusted	1,121	2,481,558	(783,816)	(25,444)	40,285	1,713,704
Conversion of common units to common shares (14,009 shares)	—	211	—	—	(211)	—
Redemption of preferred units	—	—	—	—	(8,800)	(8,800)
Share-based compensation (99,045 shares issued, net of redemptions)	1	4,676	—	—	1,907	6,584
Redemption of vested equity awards	—	(1,699)	—	—	—	(1,699)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	767	—	—	(767)	—
Comprehensive income	—	—	97,374	16,287	1,927	115,588
Dividends	—	—	(123,394)	—	—	(123,394)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	(1,746)	(1,746)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	112	112
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(6,607)	—	—	—	(6,607)
Balance at December 31, 2020 (112,181,759 common shares outstanding)	1,122	2,478,906	(809,836)	(9,157)	32,677	1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(339)	(339)
Share-based compensation (137,720 shares issued, net of redemptions)	1	4,301	—	—	4,179	8,481
Redemption of vested equity awards	—	(2,492)	—	—	—	(2,492)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	2,318	—	—	(2,318)	—
Comprehensive income	—	—	76,541	6,098	2,206	84,845
Dividends	—	—	(123,568)	—	—	(123,568)
Distributions to owners of common units in COPLP	—	—	—	—	(1,595)	(1,595)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(30)	(30)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	(1,615)	—	—	—	(1,615)
Other	—	—	—	—	(324)	(324)
Balance at December 31, 2021 (112,327,533 common shares outstanding)	1,123	2,481,539	(856,863)	(3,059)	34,335	1,657,075
Redemption of common units	—	—	—	—	(513)	(513)
Share-based compensation (96,360 shares issued, net of redemptions)	1	4,098	—	—	5,435	9,534
Redemption of vested equity awards	—	(1,230)	—	—	—	(1,230)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,273	—	—	(1,273)	—
Comprehensive income	—	—	173,029	5,130	3,582	181,741
Dividends	—	—	(123,674)	—	—	(123,674)
Distributions to owners of common units in COPLP	—	—	—	—	(1,883)	(1,883)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustment to arrive at fair value of redeemable noncontrolling interests	—	436	—	—	—	436
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Revenues from real estate operations received	$581,139	$571,092	$542,727
Construction contract and other service revenues received	155,108	100,222	78,470
Property operating expenses paid	(231,422)	(223,254)	(202,660)
Construction contract and other service expenses paid	(160,497)	(86,602)	(67,760)
General, administrative, leasing, business development and land carry costs paid	(32,852)	(29,072)	(31,406)
Interest expense paid	(56,061)	(65,184)	(61,471)
Interest and other income received	19,327	1,099	1,369
Lease incentives paid	(10,374)	(18,127)	(11,925)
Sales-type lease costs paid	—	(2,065)	(10,747)
Income taxes paid	—	(60)	(4)
Other	1,457	1,099	1,831
Net cash provided by operating activities	265,825	249,148	238,424
Cash flows from investing activities
Development and redevelopment of properties	(283,147)	(267,905)	(344,401)
Tenant improvements on operating properties	(43,606)	(21,488)	(28,754)
Other capital improvements on operating properties	(36,377)	(30,026)	(32,756)
Proceeds from sale of properties	281,071	143,116	83,165
Proceeds from sale of investment in unconsolidated real estate joint venture	—	—	59,841
Non-operating distributions from unconsolidated real estate joint venture	26,627	1,287	3,695
Investing receivables funded	(19,712)	(5,880)	(272)
Investing receivables payments received	6,000	—	8,000
Leasing costs paid	(13,591)	(21,913)	(16,938)
Settlement of interest rate derivatives	(625)	—	(53,130)
Other	(97)	(160)	(4,242)
Net cash used in investing activities	(83,457)	(202,969)	(325,792)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	852,000	597,000	664,000
Unsecured senior notes	—	1,382,614	395,264
Term loan facilities	125,000	—	150,000
Other debt proceeds	—	4,630	56,931
Repayments of debt
Revolving Credit Facility	(717,000)	(664,000)	(698,000)
Unsecured senior notes	—	(900,000)	(300,000)
Term loan facilities	(300,000)	(100,000)	—
Scheduled principal amortization	(3,333)	(3,860)	(4,125)
Other debt repayments	—	(138,397)	(12,031)
Deferred financing costs paid	(6,506)	(3,620)	(2,400)
Payments in connection with early extinguishment of debt	(6)	(95,180)	(7,029)
Common share dividends paid	(123,645)	(123,527)	(123,367)
Distributions paid to redeemable noncontrolling interests	(3,396)	(2,273)	(14,357)
Redemption of preferred units	—	—	(8,800)
Other	(6,289)	(4,283)	(4,815)
Net cash (used in) provided by financing activities	(183,175)	(50,896)	91,271
Net (decrease) increase in cash and cash equivalents and restricted cash	(807)	(4,717)	3,903
Cash and cash equivalents and restricted cash
Beginning of year	17,316	22,033	18,130
End of year	$16,509	$17,316	$22,033

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$178,822	$81,578	$102,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	143,593	150,644	140,031
Impairment losses	—	—	1,530
Amortization of deferred financing costs and net debt discounts	4,737	5,224	4,272
Increase in deferred rent receivable	(19,288)	(19,090)	(2,168)
Gain on sales of real estate	(47,814)	(65,590)	(30,209)
Gain on sale of investment in unconsolidated real estate joint venture	—	—	(29,416)
Share-based compensation	8,789	7,979	6,503
Loss on early extinguishment of debt	609	100,626	7,306
Loss on interest rate derivatives	—	—	53,196
Other	10,073	(5,047)	(7,855)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,436)	(662)	(6,377)
Decrease (increase) in lease incentives and prepaid expenses and other assets, net	2,130	(27,355)	(7,626)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(11,144)	22,004	6,554
Decrease in rents received in advance and security deposits	(2,246)	(1,163)	(195)
Net cash provided by operating activities	$265,825	$249,148	$238,424
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$13,262	$18,369	$14,733
Restricted cash at beginning of period	4,054	3,664	3,397
Cash and cash equivalents and restricted cash at beginning of period	$17,316	$22,033	$18,130

Cash and cash equivalents at end of period	$12,337	$13,262	$18,369
Restricted cash at end of period	4,172	4,054	3,664
Cash and cash equivalents and restricted cash at end of period	$16,509	$17,316	$22,033
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(11,453)	$20,667	$(9,421)
Reclassification of finance right-of-use asset to operating properties, net in connection with exercise of bargain purchase option	$—	$37,831	$—
Recognition of operating right-of-use assets and related lease liabilities	$683	$328	$13,340
Investment in unconsolidated real estate joint ventures retained in property disposition	$6,738	$11,842	$11,474
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$5,236	$6,233	$(35,728)
Dividends/distributions payable	$31,400	$31,299	$31,231
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$121	$211
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$(1,273)	$(2,318)	$(767)
(Decrease) increase in redeemable noncontrolling interests and (increase) decrease in equity to carry redeemable noncontrolling interests at fair value	$(436)	$1,615	$6,607

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of December 31, 2022, our properties included the following (all references to number of properties, square footage and acres are unaudited):

•194 properties totaling 23.0 million square feet comprised of 17.7 million square feet in 166 office properties and 5.3 million square feet in 28 single-tenant data center shells. We owned 21 of these data center shells through unconsolidated real estate joint ventures;
•seven properties under development (five office properties and two data center shells), including two partially-operational properties, that we estimate will total approximately 1.0 million square feet upon completion; and
•approximately 710 acres of land controlled for future development that we believe could be developed into approximately 9.5 million square feet and 43 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2022, COPT owned 98.0% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Sales of Properties

We recognize gains from sales of consolidated interests in properties when we transfer control of such interests.

Impairment of Properties

We assess the asset groups associated with each of our properties, including operating properties, properties in development, land held for future development, related intangible assets, right-of-use assets, deferred rents receivable and lease liabilities, for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired.  If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recovery analysis for such asset groups.  For properties to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over, in most cases, a ten-year holding period.  If we believe it is more likely than not that we will dispose of the properties earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property’s asset group is not recoverable from its estimated future cash flows, the property’s asset group is written down to the property’s estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans; as a result, changes in holding periods may require us to recognize impairment losses.

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

When we determine that a property is held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net carrying value of the property’s asset group, we recognize an impairment loss equal to the difference and reduce the net carrying value of the property’s asset group.

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

•properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated based on the valuation performed between land and buildings or, in the case of properties under development, development in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancelable terms of the respective leases;
•above- and below-market lease intangible assets or liabilities based on the present value (using an estimated interest rate reflective of the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding spaces, measured over a period equal to the remaining non-cancelable terms of the respective leases. The capitalized above- and below-market lease values are amortized as adjustments to lease revenue over the remaining lease terms of the respective leases, and to renewal periods in the case of below-market leases;
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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We have not experienced any losses on these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

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

Lease Revenue

We estimate the collectability of lease revenue and related accounts receivable using judgement based on the credit status and payment history of the related tenants. If we deem that collectability of revenue under a lease is not probable, revenue recognized is limited to the lesser of revenue that would have been recognized if collectability was probable or lease payments collected.

Financial Assets and Other Instruments

Effective January 1, 2020, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that changed how we measure credit losses for most financial assets and certain other instruments not measured at fair value through net income from an incurred loss model to an expected loss approach. We adopted this guidance using the modified retrospective transition method under which we recognized a $5.5 million allowance for credit losses by means of a cumulative-effect adjustment to cumulative distributions in excess of net income and did not adjust prior comparative reporting periods. Our items within the scope of this guidance include:

•investing receivables, as disclosed in Note 8;
•tenant notes receivable;
•net investment in sales-type leases;
•other assets comprised of non-lease revenue related accounts receivable (primarily from construction contract services) and contract assets from unbilled construction contract revenue; and
•off-balance sheet credit exposures.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under this guidance, we recognize an estimate of our expected credit losses on these items as an allowance, as the guidance requires that financial assets be measured on an amortized cost basis and be presented at the net amount expected to be collected (or as a separate liability in the case of off-balance sheet credit exposures). The allowance represents the portion of the amortized cost basis that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific factors). The allowance for expected credit losses reflects the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposure), regardless of whether it is originated or purchased. Quarterly, the expected losses are re-estimated, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized as credit loss expense or recoveries on our consolidated statements of operations.

We estimate expected credit losses for items within the scope of this guidance using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items within the scope of this guidance and the unique risk characteristics of such items, we individually assign each in-scope item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items in which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our notes receivable from the City of Huntsville disclosed in Note 8 and a tax incremental financing obligation disclosed in Note 19).

When we believe that collection of interest income on an investing or tenant note receivable is not probable, we place the receivable on nonaccrual status, meaning interest income is recognized when payments are received rather than on an accrual basis.

Deferred Leasing Costs

We defer costs incurred to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. We classify leasing costs paid as an investing activity on our statements of cash flows since such costs are necessary in order for us to generate long-term future cash flows from our properties. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the shortened lease term.
Intangible Assets and Deferred Revenue on Property Acquisitions

We amortize intangible assets and deferred revenue on property acquisitions as follows:

Asset Type	Amortization Period	Statement of Operations Location
Above- and below-market leases	Related lease terms	Lease revenue
In-place lease value	Related lease terms	Depreciation and amortization associated with real estate operations
Tenant relationship value	Estimated period of time that tenant will lease space in property	Depreciation and amortization associated with real estate operations

Deferred Financing Costs

We defer costs of financing arrangements and recognize these costs as interest expense over the related debt terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early or significantly modified. We present deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we present in the balance sheet in the line entitled “prepaid expenses and other assets, net”.

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  We use interest rate swaps to hedge the cash flows associated with interest rates on variable-rate debt borrowings. We have also used forward-starting interest rate swaps to hedge the cash flows associated with interest rates on forecasted fixed-rate borrowings. We recognize all derivatives as assets or liabilities on our consolidated balance sheet at fair value.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We defer all changes in the fair value of designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”), reclassifying such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting and the hedged transactions are probable not to occur, we recognize changes in the fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

Upon lease commencement, we evaluate leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, we classify the lease as an operating lease. Upon commencement of sales-type leases, we derecognize the underlying asset, recognizing in its place a net investment in the lease equal to the sum of the lease receivable and the present value of any unguaranteed residual asset and recognize any selling profit or loss created as a result of the difference between those two amounts. Similarly, for direct financing leases, we would derecognize the underlying asset and recognize a net investment in the lease, but, unlike in a sales-type lease, would defer profit and amortize it as interest income over the lease term. Our leases of properties as lessor are predominantly classified as operating leases, for which the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as described below.

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

We elected a practical expedient available under lease accounting guidance that enables us to combine non-lease components that otherwise would need to be accounted for under revenue accounting guidance (such as tenant reimbursements of property operating expenses) with the associated lease components for our accounting and reporting of operating lease revenue.

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

We recognize fees received for lease terminations as revenue and write off against such revenue any (1) deferred rents receivable, and (2) deferred revenue, lease incentives and intangible assets that are amortizable into lease revenue associated with such leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant’s lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

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

In determining whether the performance obligations associated with a construction contract should be accounted for separately versus together, we consider numerous factors that may require significant judgment, including: whether the components contracted are substantially the same with the same pattern of transfer; whether the customer could contract with another party to perform construction based on our design project; and whether the customer can elect not to move forward after the design phase of the contract. Most of our contracts have a single performance obligation as the promise to transfer the services is not separately identifiable from other obligations in the contracts and, therefore, are not distinct. Some contracts have multiple performance obligations, most commonly due to having distinct project phases for design and construction that our customer is managing separately. In these cases, we allocate the transaction price between these performance obligations based on the relative standalone selling prices, which we determine by evaluating: the relative costs of each performance obligation; the expected operating margins (which typically do not vary significantly between obligations); and amounts set forth in the contracts for each obligation. Contract modifications, such as change orders, are routine for our construction contracts and are generally determined to be additions to the existing performance obligations because they would have been part of the initial performance obligations if they were identified at the initial contract date.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We have three main types of compensation arrangements for our construction contracts: guaranteed maximum price (“GMP”); firm fixed price (“FFP”); and cost-plus fee.

•GMP contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs, up to a maximum contract amount. We generally enter into GMP contracts for projects that are significant in nature based on the size of the project and total fees and with an undefined scope as of the contract date. GMP contracts are lower risk to us than FFP contracts since the costs and revenue move proportionately to one another.
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

Construction contract cost estimates are based primarily on contracts in place with subcontractors to complete most of the work, but may also include assumptions, such as performance of subcontractors and cost and availability of materials, to project the outcome of future events over the course of the project. We review and update these estimates regularly as a significant change could affect the profitability of our construction contracts. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method as the modification does not create a new performance obligation. Under this method, the impact of an adjustment to profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss in the quarter it is identified.

Our timing of revenue recognition for construction contracts generally differs from the timing of invoicing to customers. We recognize construction contract revenue as we satisfy our performance obligations. Payment terms and conditions vary by contract type. Under most of our contracts, we bill customers monthly, as work progresses, in accordance with the contract terms, with payment due in 30 days, although customers occasionally pay in advance of services being provided. We have determined that our contracts generally do not include a significant financing component. The timing of our customer invoicing is for convenience purposes, not to provide or receive financing. Additionally, the timing of transfer of our services is often at the discretion of the customer.

Under most of our contracts, we bill customers one month subsequent to revenue recognition, resulting in contract assets representing unbilled construction revenue.

Our contract liabilities consist of advance payments from our customers or billings in excess of construction contract revenue recognized.

Expense Classification
We classify as property operating expenses costs incurred for property taxes, ground rents, utilities, property management, insurance, repairs and exterior and interior maintenance, as well as associated labor and indirect costs.

We classify as general, administrative and leasing expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing, corporate-level insurance and leasing prospects, as well as associated labor and indirect costs.

Share-Based Compensation
We issue four forms of share-based compensation: restricted COPT common shares (“restricted shares”), profit interest units (“PIUs”) (time-based and performance-based), deferred share awards (also known as restricted share units) and performance share units (also known as performance share awards) (“PSUs”). We account for share-based compensation based on the fair value of awards on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in development and redevelopment activities.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We compute the fair value of restricted shares, time-based PIUs (“TB-PIUs”) and deferred share awards based on the fair value of COPT common shares on the grant date. We compute the fair value of performance-based PIUs (“PB-PIUs”) and PSUs using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value is the market value on the grant date; the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility is based on historical volatility of COPT’s common shares.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Ordinary income	68.2%	33.3%	45.1%
Long-term capital gain	31.8%	57.3%	54.9%
Return of capital	—%	9.4%	—%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on COPT’s common shares during each of those years except for the dividends paid on January 15, 2021 and 2020 (with a record date of December 31, 2020 and 2019, respectively), which were allocated for federal income tax purposes to 2020 and 2019, respectively.

We distributed all of COPT’s REIT taxable income in 2022, 2021 and 2020 and, as a result, did not incur federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $7 million lower than the amount reported on our consolidated balance sheet as of December 31, 2022.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general, administrative and leasing expenses and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

Recent Accounting Pronouncements

In March 2020, the FASB issued guidance containing practical expedients for reference rate reform related activities pertaining to debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. In 2020, we elected to apply an expedient to treat any changes in loans resulting from reference rate reform as debt modifications (as opposed to extinguishments) and hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation. In addition, in 2022 we entered into bilateral agreements with swap counterparties to transition certain interest rate swap agreements from LIBOR to SOFR; in connection with these amendments, we elected to apply an expedient under this guidance for changes in the critical terms of the hedging relationships due to reference rate reform to not result in a dedesignation of these hedging relationships.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan. The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded, totaled $1.8 million as of December 31, 2022 and $2.6 million as of December 31, 2021, and is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2022 and 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$1,762	$—	$—	$1,762
Other	69	—	—	69
Interest rate derivatives (1)	—	2,631	—	2,631
Total assets	$1,831	$2,631	$—	$4,462
Liabilities:
Deferred compensation plan liability (2)	$—	$1,831	$—	$1,831

December 31, 2021:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$2,485	$—	$—	$2,485
Other	71	—	—	71
Other marketable securities (1)	33	—	—	33
Interest rate derivatives (1)	—	355	—	355
Total assets	$2,589	$355	$—	$2,944
Liabilities:
Deferred compensation plan liability (2)	$—	$2,556	$—	$2,556
Interest rate derivatives	—	3,644	—	3,644
Total liabilities	$—	$6,200	$—	$6,200
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(2) Included in the line entitled “other liabilities” on our consolidated balance sheets.

4.    Properties, Net

Operating properties, net, excluding properties held for sale, consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$539,809	$572,900
Buildings and improvements	3,986,524	3,670,133
Less: Accumulated depreciation	(1,267,434)	(1,152,523)
Operating properties, net	$3,258,899	$3,090,510

Our properties held for sale included:

•as of December 31, 2022, three data center shell properties in Northern Virginia in which we sold a 90% interest and retained a 10% interest through a newly-formed joint venture on January 10, 2023; and
•as of December 31, 2021, 9651 Hornbaker Road in Manassas, Virginia, our wholesale data center investment that we sold on January 25, 2022.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the components of assets classified as held for sale on our consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Properties, net	$156,691	$191,857
Deferred rent receivable	4,595	462
Deferred leasing costs, net	—	307
Intangible assets on property acquisitions, net	—	73
Assets held for sale, net	$161,286	$192,699

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

	For the Years Ended December 31,
	2022	2021	2020
Revenues from real estate operations	$1,980	$30,490	$27,011
Property operating expenses	(971)	(16,842)	(13,044)
Depreciation and amortization associated with real estate operations	—	(10,290)	(11,690)
Gain on sale of real estate	28,564	—	—
Discontinued operations	29,573	3,358	2,277

Cash flows from operating activities	$5,757	$10,930	$16,051
Cash flows from investing activities	$220,565	$(1,912)	$(11,485)

On December 14, 2022, we sold a 90% interest in two data center shell properties in Northern Virginia based on an aggregate property value of $67.0 million and retained a 10% interest in the properties through Quark JV LLC (“Quark”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $60.3 million. We account for our interest in the joint venture using the equity method of accounting as described further in Note 6. We recognized a gain on sale of $19.2 million.

2022 Development Activities

In 2022, we placed into service 1.3 million square feet in nine newly-developed properties and 14,000 square feet in an expansion of one fully-operational property. As of December 31, 2022, we had seven properties under development, including two partially-operational properties, that we estimate will total 1.0 million square feet upon completion.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	For the Years Ended December 31,
Lease revenue (1)	2022	2021	2020
Fixed	$453,907	$436,768	$404,244
Variable	126,262	116,900	104,870
	$580,169	$553,668	$509,114
(1)Excludes lease revenue from discontinued operations of which $1.5 million, $22.3 million and $21.3 million was fixed and $527,000, $8.2 million and $5.7 million was variable for 2022, 2021 and 2020, respectively.

A significant concentration of our lease revenue from continuing operations was earned from our largest tenant, the USG, including 37% in 2022, 36% in 2021 and 37% in 2020 of our total lease revenue, and 27% in 2022, 26% in 2021 and 27% in 2020 of our fixed lease revenue. Our lease revenue from the USG in 2022, 2021 and 2020 was earned primarily from properties in the Fort Meade/BW Corridor, Lackland Air Force Base and Northern Virginia Defense/IT (“NoVA Defense/IT”) reportable sub-segments (see Note 15).

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2022
Year Ending December 31,	Operating leases	Sales-type leases
2023	$443,092	$960
2024	415,914	960
2025	336,522	960
2026	269,778	960
2027	236,079	960
Thereafter	1,114,240	2,596
Total contractual payments	$2,815,625	7,396
Less: Amount representing interest		(1,730)
Net investment in sales-type leases		$5,666

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Lessee Arrangements

As of December 31, 2022, our balance sheet included $39.2 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating. The land leases have long durations with remaining terms ranging from 26 years to 78 years (excluding extension options). As of December 31, 2022, our right-of-use assets included:

•$11.4 million for land in a business park in Huntsville, Alabama under 17 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 40 to 49 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
•$9.7 million for land underlying operating office properties in Washington, D.C. under two leases with remaining terms of approximately 77 years;
•$6.4 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 26 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
•$6.0 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 60 to 71 years;
•$3.6 million for data center space in Phoenix, Arizona with a remaining term of two years and an option to renew for an additional five years that were not included in the term used in determining the asset balance; and
•$2.1 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 45 years, all of the rent on which was previously paid.

The table below sets forth our property right-of-use assets and property lease liabilities on our consolidated balance sheets (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2022	2021
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$37,020	$38,361
Finance leases - Property	Prepaid expenses and other assets, net	2,207	2,238
Total right-of-use assets		$39,227	$40,599
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$28,759	$29,342

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 53 years and a weighted average discount rate of 7.19%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Years Ended December 31,
Lease cost		2022	2021	2020
Operating lease cost
Property leases - fixed	Property operating expenses	$4,114	$4,011	$2,413
Property leases - variable	Property operating expenses	65	45	127
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	31	31	34
		$4,210	$4,087	$2,574

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,355	$3,206	$1,694
Financing cash flows for financing leases	$—	$14	$674

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Payments on property operating leases were due as follows (in thousands):

Year Ending December 31,	December 31, 2022
2023	$3,399
2024	3,451
2025	1,797
2026	1,578
2027	1,593
Thereafter	124,341
Total lease payments	136,159
Less: Amount representing interest	(107,400)
Lease liability	$28,759

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of December 31, 2022 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		December 31, 2022 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$595,565	$88,646	$118,375	$52,014
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	168,819	—	854	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	100,417	59,401	51,042	49,799
				$864,801	$148,047	$170,271	$101,813
(1)Excludes amounts eliminated in consolidation.
(2)As discussed below, we fund all capital requirements. Our partner receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.

Each of these joint ventures are engaged in the development and operation of real estate. We consolidate these joint ventures because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of their properties; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to them. With regard to these joint ventures:

•for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 8. We had advanced $70.4 million to the City through December 31, 2022 to fund such costs. We also expect to fund additional development costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. Cash flows are generally distributed to the partners as follows: (1) member loans and accrued interest; (2) cumulative preferred returns of 13.5% on our partner’s invested capital; (3) cumulative preferred returns of 13.5% on our invested capital; (4) return of our invested capital; (5) return of our partner’s invested capital; and (6) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 2.5 million square feet of construction commencement through December 31, 2022. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in COPLP;
•for Stevens Investors, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners have the right to require us to acquire some or all of their interests for fair value until June 2023; accordingly, we classify the fair value of our partners’ interest as redeemable noncontrolling interests in the mezzanine section of our

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

consolidated balance sheets. We and our partners each have the right to acquire each other’s interests at fair value beginning in December 2023. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in COPLP; and
•for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs in proportion to their respective accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

We disclose the activity of our redeemable noncontrolling interests in Note 12.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment as of December 31,
Entity				2022 (1)	2021
BREIT COPT DC JV LLC	6/20/2019	10%	9	$11,568	$12,460
Quark	12/14/2022	10%	2	6,758	—
BRE-COPT 3	6/2/2021	10%	2	3,134	11,850
BRE-COPT 2 (2)	10/30/2020	10%	8	(1,459)	15,579
			21	$20,001	$39,889
(1)Included $21.5 million reported in “Investment in unconsolidated real estate joint ventures” and $1.5 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheet.
(2)Our investment in BRE-COPT 2 was lower than our share of the joint venture’s equity by $7.0 million as of December 31, 2022 and $7.2 million as of December 31, 2021 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

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
•BRE-COPT 3 was formed in 2021, when, as described further in Note 4, we sold a 90% interest in two properties and retained a 10% interest in the properties through the joint venture; and
•Quark was formed in 2022, when, as described further in Note 4, we sold a 90% interest in two properties and retained a 10% interest in the properties through the joint venture.

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

We previously also owned a 50% interest in GI-COPT DC Partnership LLC (“GI-COPT”), an unconsolidated joint venture that owned and operated six data center shell properties in Northern Virginia. On December 22, 2020, we sold, through a series of transactions, 80% of our 50% interests in the properties and associated mortgage debt that we owned through GI-COPT. We received $60 million in proceeds and a 10% retained interest in the LLCs through BRE-COPT 2, and recognized a gain of $29.4 million on the sale of these interests. GI-COPT was dissolved upon completion of these transactions.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Intangible Assets on Property Acquisitions

Intangible assets on property acquisitions consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$125,207	$120,178	$5,029	$125,591	$118,983	$6,608
Tenant relationship value	57,210	52,803	4,407	58,082	50,701	7,381
Above-market leases	13,718	13,476	242	13,718	13,435	283
Other	1,333	1,052	281	1,333	1,038	295
	$197,468	$187,509	$9,959	$198,724	$184,157	$14,567

Amortization of intangible assets on property acquisitions from continuing and discontinued operations totaled $4.6 million in 2022, $4.7 million in 2021 and $8.0 million in 2020. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: four years; tenant relationship value: eight years; above-market leases: five years; and other: 20 years. The approximate weighted average amortization period for all of the categories combined is six years. The estimated amortization (to amortization associated with real estate operations, lease revenue and property operating expenses) associated with the intangible asset categories set forth above for the next five years is: $2.9 million for 2023; $1.9 million for 2024; $1.6 million for 2025; $1.0 million for 2026; and $717,000 for 2027.

8.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2022	2021
Notes receivable from the City of Huntsville	$69,703	$77,784
Other investing loans receivable	17,712	6,041
Amortized cost basis	87,415	83,825
Allowance for credit losses	(2,794)	(1,599)
Investing receivables, net	$84,621	$82,226

The balances above include accrued interest receivable, net of allowance for credit losses, of $2.9 million as of December 31, 2022 and $5.3 million as of December 31, 2021.

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

Our other investing loans receivable as of December 31, 2022 carry interest rates ranging from 8.0% to 14.0% and mature within one year.

The fair value of these receivables was approximately $87 million as of December 31, 2022 and $84 million as of December 31, 2021.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2022	2021
Construction contract costs in excess of billings, net	$22,331	$22,384
Prepaid expenses	21,058	20,058
Furniture, fixtures and equipment, net	8,286	9,599
Non-real estate equity investments	5,974	5,544
Net investment in sales-type leases	5,666	6,194
Deferred financing costs, net (1)	5,210	1,314
Deposits	4,616	3,910
Restricted cash	4,172	4,054
Interest rate derivatives	2,631	355
Property - finance right-of-use assets	2,207	2,238
Marketable securities in deferred compensation plan	1,831	2,556
Deferred tax asset, net	1,405	1,841
Other assets	1,230	1,443
Prepaid expenses and other assets, net	$86,617	$81,490
(1)Represents deferred costs, net of accumulated amortization, attributable to our Revolving Credit Facility and interest rate derivatives.

Deferred tax asset, net reported above includes the following tax effects of temporary differences and carry forwards of our TRS (in thousands):

	December 31,
	2022	2021
Operating loss carry forward	$1,533	$1,835
Property	(128)	30
Valuation allowance	—	(24)
Deferred tax asset, net	$1,405	$1,841

We recognize a valuation allowance on our deferred tax asset if we believe that all, or some portion, of the asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2022 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of December 31,		December 31, 2022

	2022	2021	Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$84,433	$86,960	3.82% - 4.62% (2)	2023-2026
Variable rate secured debt	33,318	33,667	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	117,751	120,627
Revolving Credit Facility (4)	211,000	76,000	SOFR + 0.10% + 0.725% to 1.400% (5)	October 2026
Term Loan Facilities (4)	123,948	299,420	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026
Unsecured Senior Notes (4)
2.25%, $400,000 aggregate principal	396,539	395,491	2.25% (7)	March 2026
2.00%, $400,000 aggregate principal	396,988	396,512	2.00% (8)	January 2029
2.75%, $600,000 aggregate principal	590,123	589,060	2.75% (9)	April 2031
2.90%, $400,000 aggregate principal	394,848	394,441	2.90% (10)	December 2033
Unsecured note payable	597	753	0% (11)	May 2026
Total debt, net	$2,231,794	$2,272,304
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.4 million as of December 31, 2022 and $5.8 million as of December 31, 2021.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.07% as of December 31, 2022.
(3)The weighted average interest rate on our variable rate secured debt as of December 31, 2022 was 5.58%, or 2.45% including the effect of interest rate swaps that hedge the risk of interest rate changes on this debt.
(4)Refer to the paragraphs below for further disclosure.
(5)The weighted average interest rate on the Revolving Credit Facility was 5.47% as of December 31, 2022.
(6)The interest rate on this loan was 5.72% as of December 31, 2022.
(7)The carrying value of these notes reflects an unamortized discount totaling $2.8 million as of December 31, 2022 and $3.6 million as of December 31, 2021 The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(8)The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of December 31, 2022 and $2.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(9)The carrying value of these notes reflects an unamortized discount totaling $8.5 million as of December 31, 2022 and $9.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(10)The carrying value of these notes reflects an unamortized discount totaling $4.2 million as of December 31, 2022 and $4.5 million as of December 31, 2021. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(11)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $65,000 as of December 31, 2022 and $108,000 as of December 31, 2021.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants, unless such distributions are required to maintain COPT’s qualification as a REIT.  As of December 31, 2022, we were compliant with these financial covenants.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2022
2023	$18,954
2024	29,983
2025	23,717
2026	782,300
2027	—
Thereafter	1,400,000
Total	$2,254,954	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $23.2 million.

We capitalized interest costs of $6.7 million in 2022, $6.5 million in 2021 and $12.1 million in 2020.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,778,498	$1,433,561	$1,775,504	$1,809,950
Other fixed-rate debt	85,030	80,330	87,713	87,339
Variable-rate debt	368,266	367,896	409,087	409,639
	$2,231,794	$1,881,787	$2,272,304	$2,306,928

Revolving Credit Facility

On October 26, 2022, we entered into a credit agreement with a group of lenders for an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing unsecured revolving credit facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The facility matures on October 26, 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. The interest rate on the facility is based on the Secured Overnight Financing Rate (“SOFR”) plus a SOFR index adjustment of 0.10% plus 0.725% to 1.400%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2022, the maximum borrowing capacity under this facility totaled $600.0 million, of which $389.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $202.8 million in 2022 and $135.8 million in 2021. The weighted average interest rate on our Revolving Credit Facility was 3.31% in 2022 and 1.18% in 2021.

Term Loan Facilities

The credit agreement with a group of lenders entered into on October 26, 2022 discussed above provided for a $125.0 million unsecured term loan with an interest rate based on SOFR plus a SOFR index adjustment of 0.10% plus 0.850% to 1.700%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. This term loan facility matures on January 30, 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.

In addition to the term loan discussed above, we also had a term loan that we amended in 2020 to increase the loan amount by $150.0 million for a balance outstanding of $400.0 million. We repaid $100.0 million of this loan in 2021 and the remaining $300.0 million in 2022.

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

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2022	2021
$10,880	(1)	1.678%	SOFR plus 0.10%	8/1/2019	8/1/2026	$806	$(234)
$22,775	(2)	0.573%	SOFR plus 0.10%	4/1/2020	3/26/2025	1,825	355
$100,000		1.901%	One-Month LIBOR	9/1/2016	12/1/2022	—	(1,361)
$100,000		1.905%	One-Month LIBOR	9/1/2016	12/1/2022	—	(1,365)
$50,000	(3)	1.908%	One-Month LIBOR	9/1/2016	N/A	—	(684)
						$2,631	$(3,289)
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million. Effective December 1, 2022, we amended this swap to change the floating rate index from one-month LIBOR to SOFR plus 0.10%. We made elections under reference rate reform related accounting guidance to not result in a dedesignation of this hedging relationship.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million. Effective December 1, 2022, we amended this swap to change the floating rate index from one-month LIBOR to SOFR plus 0.10%. We made elections under reference rate reform related accounting guidance to not result in a dedesignation of this hedging relationship.
(3)We cash settled this swap and accrued interest thereon for $625,000 on January 28, 2022.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Each of these swaps was designated as a cash flow hedge of interest rate risk except for the swap with a $50.0 million notional amount. We discontinued hedge accounting for this swap effective in December 2021 when we determined that some of its hedged forecasted transactions were probable not to occur due to our entry into a contract to sell our wholesale data center and the debt pay down expected upon completion of the sale. This resulted in our reclassification of $221,000 in losses from AOCL to interest expense in our statement of operations.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2022	2021
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$2,631	$355
Interest rate swaps designated as cash flow hedges	Other liabilities	$—	$(2,960)
Interest rate swap not designated	Other liabilities	$—	$(684)

The tables below present the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCI/AOCL on Derivatives			Amount of Loss Reclassified from AOCI/AOCL into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2022	2021	2020	2022	2021	2020
Interest rate derivatives	$4,730	$1,379	$(39,454)	$(996)	$(5,048)	$(3,725)

	Amount of Loss Reclassified from AOCL into Loss on Interest Rate Derivatives on Statement of Operations			Amount of Loss Recognized on Undesignated Swaps in Loss on Interest Rate Derivatives on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2022	2021	2020	2022	2021	2020
Interest rate derivatives	$—	$—	$(51,865)	$—	$—	$(1,265)

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

Based on the fair value of our derivatives as of December 31, 2022, we estimate that approximately $1.3 million of gains will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2022, we were not in default with any of these provisions.  As of December 31, 2022, we did not have any derivatives in liability positions.

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

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance	$26,898	$25,430	$29,431
Distributions to noncontrolling interests	(2,976)	(3,307)	(14,034)
Net income attributable to noncontrolling interests	2,807	3,160	3,426
Adjustment to arrive at fair value of interests	(436)	1,615	6,607
Ending balance	$26,293	$26,898	$25,430

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

13.    Equity

Preferred Shares

As of December 31, 2022, we had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

Common Shares

In May 2022, we entered into an at-the-market (“ATM”) stock offering program (the “2022 ATM Program”) that replaced a similar program established in 2018 (the “2018 ATM Program”) because we replaced the registration statement under which the 2018 ATM Program was registered with a new registration statement. Under the 2022 ATM Program, we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of December 31, 2022, we had not issued any shares under the 2022 ATM Program.

Certain holders of COPLP common units converted their units into common shares on the basis of one common share for each common unit in the amount of 8,054 in 2021 and 14,009 in 2020. No COPLP common units were converted in 2022.

We declared dividends per common share of $1.10 in 2022, 2021 and 2020.

We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described in Note 2 and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of COPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of the credit agreement underlying our Revolving Credit Facility and unsecured term loan; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of this agreement.

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

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
General, administrative and leasing expenses	$7,643	$6,881	$5,385
Property operating expenses	1,147	1,098	1,119
Capitalized to development activities	847	719	556
Share-based compensation cost	$9,637	$8,698	$7,060

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for awards to our executives and non-employee Trustees and 8% for awards to all other employees.

As of December 31, 2022, unrecognized compensation costs related to unvested awards included:

•$5.1 million on restricted shares expected to be recognized over a weighted average period of approximately two years;
•$3.7 million on PB-PIUs expected to be recognized over a weighted average performance period of approximately two years;
•$3.0 million on TB-PIUs expected to be recognized over a weighted average period of approximately two years; and
•$85,000 on deferred share awards expected to be recognized through October 2023.

Restricted Shares

The following table summarizes restricted shares under the share-based compensation plans for 2020, 2021 and 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	392,863	$27.49
Granted	166,918	$25.22
Forfeited	(25,773)	$27.12
Vested	(173,191)	$28.14
Unvested as of December 31, 2020	360,817	$26.16
Granted	177,995	$26.17
Forfeited	(39,664)	$26.62
Vested	(164,575)	$25.95
Unvested as of December 31, 2021	334,573	$26.22
Granted	186,515	$26.50
Forfeited	(43,420)	$26.47
Vested	(152,585)	$26.39
Unvested as of December 31, 2022	325,083	$26.27
Unvested shares as of December 31, 2022 that are expected to vest	297,282	$26.25

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

The aggregate intrinsic value of restricted shares that vested was $4.0 million in 2022, $4.3 million in 2021 and $4.4 million in 2020.

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

TB-PIUs

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as non-PIU common units but carry no redemption rights. The following table summarizes TB-PIUs under the share-based compensation plan for 2020, 2021 and 2022:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	61,820	$26.01
Granted	98,318	$25.47
Forfeited	(20,622)	$25.50
Vested	(25,182)	$26.30
Unvested as of December 31, 2020	114,334	$25.57
Granted	93,983	$26.16
Vested	(45,244)	$25.28
Unvested as of December 31, 2021	163,073	$25.99
Granted	101,966	$26.39
Vested	(77,709)	$26.04
Unvested as of December 31, 2022	187,330	$26.19
Unvested TB-PIUs as of December 31, 2022 that are expected to vest	186,345	$26.19

The aggregate intrinsic value of TB-PIUs that vested was $2.0 million in 2022, $1.2 million in 2021 and $640,000 in 2020.

PB-PIUs

We made the following grants of PB-PIUs to senior management team members from 2019 through 2022 (dollars in thousands, except per share data):

Grant Date	Number of PB-PIUs Granted	Grant Date Fair Value	Number of PB-PIUs Outstanding as of December 31, 2022
1/1/2019	193,682	$2,415	—
1/1/2020	176,758	$2,891	141,152
1/1/2021	227,544	$3,417	227,544
1/1/2022	231,838	$3,810	231,838

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

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT’s TSR during the measurement period is negative, the maximum number of earned awards will be limited to the target level payout percentage.  During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of non-PIU common units but carry no redemption rights. At the end of the performance period, we settle the award by issuing vested PIUs equal to the number of earned awards and either:

•for awards granted January 1, 2019 and 2020, paying cash equal to the excess, if any, of: the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date; over the aggregate distributions made on the PB-PIUs during the performance period; or
•for awards granted January 1, 2021 and 2022, issuing additional vested PIUs equal to the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs during the performance period, divided by the price of our common shares on the settlement date.

If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

Based on COPT’s TSR relative to its peer group of companies:

•for the 2019 PB-PIUs issued to employees that vested on December 31, 2021, we issued 156,104 PIUs in settlement of the PB-PIUs on February 1, 2022; and
•for the 2020 PB-PIUs issued to employees that vested on December 31, 2022, we issued 141,152 PIUs in settlement of the PB-PIUs on February 1, 2023.

We computed grant date fair values for PB-PIUs using Monte Carlo models and recognize these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PB-PIUs granted in 2020, 2021 and 2022 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU at Target-Level Award	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2020	$32.71	$29.38	18.0%	1.65%
1/1/2021	$30.03	$26.08	34.7%	0.18%
1/1/2022	$32.87	$27.97	31.7%	0.98%

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred Share Awards

We made the following grants of deferred share awards to non-employee Trustees in 2020, 2021 and 2022 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Award
2020	10,679	$253	$23.68
2021	3,416	$93	$27.12
2022	6,771	$166	$24.50

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We did not have any award settlements in 2020, 2021 or 2022.

PSUs

As of December 31, 2022, we had no PSU grants outstanding. We last issued PSUs on January 1, 2018, when we granted executives 59,110 PSUs with a grant date fair value of $1.9 million and a three-year performance period.

The number of PSUs earned (“earned PSUs”) at the end of the performance period were determined based on the percentile rank of COPT’s TSR relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th (target)	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

At the end of the performance period, we settled the award by issuing fully-vested COPT shares equal to the number of earned PSUs in settlement of the award plan and paid cash equal to the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date. Based on COPT’s TSR relative to its peer group of companies, for the 2018 PSUs that vested on December 31, 2020, we issued 93,824 common shares in settlement of the PSUs on February 3, 2021.

We computed grant date fair values for PSUs using Monte Carlo models and recognized these values over the performance periods.

15.    Information by Business Segment

We have the following reportable segments: Defense/IT Locations; Regional Office; Wholesale Data Center (the only property in which we sold on January 25, 2022); and Other. We also report on Defense/IT Locations sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); NoVA Defense/IT; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). Our segment reporting included below reflects our retrospective reclassification of two properties to our NoVA Defense/IT sub-segment from our Regional Office segment in the first quarter of 2022.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Year Ended December 31, 2022
Revenues from real estate operations	$273,790	$73,985	$62,911	$32,754	$38,593	$35,722	$517,755	$59,316	$1,980	$7,327	$586,378
Property operating expenses	(97,727)	(26,635)	(32,301)	(14,001)	(15,600)	(4,372)	(190,636)	(31,712)	(979)	(5,074)	(228,401)
UJV NOI allocable to COPT	—	—	—	—	—	4,327	4,327	—	—	—	4,327
NOI from real estate operations	$176,063	$47,350	$30,610	$18,753	$22,993	$35,677	$331,446	$27,604	$1,001	$2,253	$362,304
Additions to long-lived assets	$48,443	$11,102	$—	$3,801	$3,405	$—	$66,751	$37,625	$(35)	$185	$104,526
Transfers from non-operating properties	$69,771	$1,882	$1,290	$6,420	$158,831	$179,522	$417,716	$704	$—	$—	$418,420
Segment assets at December 31, 2022	$1,387,517	$488,277	$194,481	$169,119	$453,543	$462,471	$3,155,408	$550,059	$—	$3,804	$3,709,271

Year Ended December 31, 2021
Revenues from real estate operations	$262,120	$65,853	$57,756	$33,757	$35,727	$31,582	$486,795	$63,107	$30,490	$6,668	$587,060
Property operating expenses	(92,521)	(24,785)	(30,535)	(13,617)	(11,618)	(4,086)	(177,162)	(31,056)	(17,424)	(4,577)	(230,219)
UJV NOI allocable to COPT	—	—	—	—	—	4,029	4,029	—	—	—	4,029
NOI from real estate operations	$169,599	$41,068	$27,221	$20,140	$24,109	$31,525	$313,662	$32,051	$13,066	$2,091	$360,870
Additions to long-lived assets	$45,647	$6,197	$—	$4,193	$3,542	$—	$59,579	$35,038	$1,680	$488	$96,785
Transfers from non-operating properties	$70,514	$90,050	$59,323	$—	$22,739	$3,004	$245,630	$39,319	$—	$—	$284,949
Segment assets at December 31, 2021	$1,332,399	$489,582	$198,200	$170,985	$300,252	$350,098	$2,841,516	$537,268	$192,647	$4,031	$3,575,462

Year Ended December 31, 2020
Revenues from real estate operations	$254,197	$61,685	$50,982	$32,869	$22,515	$29,139	$451,387	$56,759	$27,011	$3,568	$538,725
Property operating expenses	(85,032)	(22,996)	(29,055)	(12,655)	(8,119)	(3,195)	(161,052)	(27,469)	(13,543)	(1,776)	(203,840)
UJV NOI allocable to COPT	—	—	—	—	—	6,951	6,951	—	—	—	6,951
NOI from real estate operations	$169,165	$38,689	$21,927	$20,214	$14,396	$32,895	$297,286	$29,290	$13,468	$1,792	$341,836
Additions to long-lived assets	$31,295	$12,314	$—	$7,104	$2,905	$—	$53,618	$16,538	$10,856	$467	$81,479
Transfers from non-operating properties	$21,859	$2,557	$456	$—	$138,122	$230,277	$393,271	$83,091	$—	$—	$476,362
Segment assets at December 31, 2020	$1,277,849	$411,780	$142,137	$178,897	$281,386	$419,929	$2,711,978	$471,356	$201,820	$3,824	$3,388,978

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Segment revenues from real estate operations	$586,378	$587,060	$538,725
Construction contract and other service revenues	154,632	107,876	70,640
Less: Revenues from discontinued operations (Note 4)	(1,980)	(30,490)	(27,011)
Total revenues	$739,030	$664,446	$582,354

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Segment property operating expenses	$228,401	$230,219	$203,840
Less: Property operating expenses from discontinued operations (Note 4)	(971)	(16,842)	(13,044)
Total property operating expenses	$227,430	$213,377	$190,796

 The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
UJV NOI allocable to COPT	$4,327	$4,029	$6,951
Less: Income from UJVs allocable to COPT attributable to depreciation and amortization expense, interest expense and gain on extinguishment of debt	(3,145)	(2,930)	(5,120)
Add: Equity in income (loss) of unconsolidated non-real estate entities	561	(6)	(6)
Equity in income of unconsolidated entities	$1,743	$1,093	$1,825

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

	For the Years Ended December 31,
	2022	2021	2020
Construction contract and other service revenues	$154,632	$107,876	$70,640
Construction contract and other service expenses	(149,963)	(104,053)	(67,615)
NOI from service operations	$4,669	$3,823	$3,025

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
NOI from real estate operations	$362,304	$360,870	$341,836
NOI from service operations	4,669	3,823	3,025
Depreciation and other amortization associated with real estate operations	(141,230)	(137,543)	(126,503)
General, administrative and leasing expenses	(35,798)	(36,127)	(33,001)
Business development expenses and land carry costs	(3,193)	(4,647)	(4,473)
Impairment losses	—	—	(1,530)
Interest expense	(61,174)	(65,398)	(67,937)
Interest and other income	9,341	7,879	8,574
Credit loss (expense) recoveries	(271)	1,128	933
Gain on sales of real estate	19,250	65,590	30,209
Gain on sale of investment in unconsolidated real estate joint venture	—	—	29,416
Loss on early extinguishment of debt	(609)	(100,626)	(7,306)
Loss on interest rate derivatives	—	—	(53,196)
Equity in income of unconsolidated entities	1,743	1,093	1,825
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(4,327)	(4,029)	(6,951)
Income tax expense	(447)	(145)	(353)
Revenues from real estate operations from discontinued operations (Note 4)	(1,980)	(30,490)	(27,011)
Property operating expenses from discontinued operations (Note 4)	971	16,842	13,044
Income from continuing operations	$149,249	$78,220	$100,601

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	As of December 31,
	2022	2021
Segment assets	$3,709,271	$3,575,462
Operating properties lease liabilities included in segment assets	28,759	29,342
Non-operating property assets	301,002	449,144
Other assets	218,243	208,504
Total consolidated assets	$4,257,275	$4,262,452

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.      Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Construction contract revenue:
GMP	$129,149	$68,113	$22,032
FFP	15,119	13,897	12,373
Cost-plus fee	8,320	24,260	34,025
Other	2,044	1,606	2,210
	$154,632	$107,876	$70,640

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Construction contract revenue:
Construction	$151,694	$104,020	$66,087
Design	894	2,250	2,343
Other	2,044	1,606	2,210
	$154,632	$107,876	$70,640

We derived 90% of our construction contract revenue from the USG in 2022, 79% in 2021 and 55% in 2020.

We recognized an insignificant amount of revenue in 2022, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Beginning balance	$7,193	$13,997
Ending balance	$7,618	$7,193

Contract assets, which we refer to herein as construction contract costs in excess of billings, net, are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Beginning balance	$22,384	$10,343
Ending balance	$22,331	$22,384

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Beginning balance	$2,499	$4,610
Ending balance	$2,867	$2,499
Portion of beginning balance recognized in revenue during the year	$278	$2,664

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2022 that will be recognized as revenue in future periods was $67.9 million, of which we expect to recognize approximately $65 million in 2023.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of December 31, 2022 and December 31, 2021. Credit loss recoveries on construction contracts receivable and unbilled construction revenue was $740,000 in 2022, and credit loss expense on construction contracts receivable and unbilled construction revenue was $211,000 in 2021 and $528,000 in 2020.

17.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses in 2020, 2021 and 2022 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Off-Balance Sheet Credit Exposures	Total
December 31, 2019	$—	$97	$—	$—	$97
Cumulative effect of change for adoption of credit loss guidance	3,732	325	144	1,340	5,541
Credit loss (recoveries) expense	(881)	729	559	(1,340)	(933)
Other changes	—	52	(60)	—	(8)
December 31, 2020	2,851	1,203	643	—	4,697
Credit loss (recoveries) expense	(1,252)	(146)	270	—	(1,128)
December 31, 2021	1,599	1,057	913	—	3,569
Credit loss expense (recoveries)	1,195	(279)	(645)	—	271
December 31, 2022	$2,794	$778	$268	$—	$3,840
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of December 31, 2022 and December 31, 2021 included $52,000 and $218,000, respectively, in the line entitled “accounts receivable, net” and $216,000 and $695,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of December 31, 2022 (in thousands):

	Origination Year
	2017 and Earlier	2018	2019	2020	2021	2022	Total
Investing receivables:
Credit risk classification:
Investment grade	$60,437	$—	$—	$1,887	$7,379	$—	$69,703
Non-investment grade	—	—	15	—	—	17,697	17,712
Total	$60,437	$—	$15	$1,887	$7,379	$17,697	$87,415

Tenant notes receivable:
Credit risk classification:
Investment grade	$—	$807	$40	$195	$—	$—	$1,042
Non-investment grade	151	98	89	1,565	—	—	1,903
Total	$151	$905	$129	$1,760	$—	$—	$2,945

Sales-type lease receivable:
Credit risk classification:
Investment grade	$—	$—	$—	$5,666	$—	$—	$5,666

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2022.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Notes receivable on nonaccrual status as of December 31, 2022 and 2021 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the years ended December 31, 2022, 2021 and 2020.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Income from continuing operations	$149,249	$78,220	$100,601
Income from continuing operations attributable to noncontrolling interests	(5,372)	(4,994)	(5,477)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(451)	(467)	(433)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$143,426	$72,759	$94,691
Redeemable noncontrolling interests	(169)	(128)	—
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	78	44	27
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$143,335	$72,675	$94,718
Discontinued operations	29,573	3,358	2,277
Discontinued operations attributable to noncontrolling interests	(421)	(43)	(27)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	(90)	6	2
Numerator for diluted EPS on net income attributable to COPT common shareholders	$172,397	$75,996	$96,970

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,073	111,960	111,788
Dilutive effect of redeemable noncontrolling interests	116	128	—
Dilutive effect of share-based compensation awards	431	330	288
Denominator for diluted EPS (common shares)	112,620	112,418	112,076

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$1.28	$0.65	$0.85
Discontinued operations attributable to COPT common shareholders	0.26	0.03	0.02
Net income attributable to COPT common shareholders	$1.54	$0.68	$0.87
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$1.27	$0.65	$0.85
Discontinued operations attributable to COPT common shareholders	0.26	0.03	0.02
Net income attributable to COPT common shareholders	$1.53	$0.68	$0.87

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2022	2021	2020
Conversion of common units	1,454	1,257	1,236
Conversion of redeemable noncontrolling interests	866	804	957
Conversion of Series I Preferred Units	—	—	171

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 399,000 for 2022, 412,000 for 2021 and 430,000 for 2020; and
•weighted average TB-PIUs of 187,000 for 2022, 158,000 for 2021 and 89,000 for 2020.

19.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2022, management believes that it is reasonably possible that we could recognize a loss of up to $4 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

Environmental

We are subject to various federal, state and local environmental regulations related to our property ownership and operations.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate most of any potential future losses that may result from these indemnification agreements.

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $29 million as of December 31, 2022. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2022, we do not expect any such future fundings will be required.

20.    Subsequent Event

On January 10, 2023, we sold a 90% interest in three data center shell properties in Northern Virginia based on an aggregate property value of $211.3 million and retained a 10% interest in the properties through Redshift JV LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $190.2 million. We recognized a gain on sale of approximately $49 million. We are accounting for our interest in the joint venture using the equity method of accounting.

Corporate Office Properties Trust and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$—	$26,715	$58,002	$45,315	$26,715	$103,317	$130,032	$(30,601)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	71,159	34	—	71,193	71,193	(4,121)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	8,880	—	20,533	108	—	20,641	20,641	(5,045)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	9,547	—	19,593	100	—	19,693	19,693	(4,408)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	427	364	3,536	3,900	(1,779)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	11,012	—	22,389	121	—	22,510	22,510	(5,077)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,775	10,384	—	60,159	60,159	(23,155)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,202	924	2,130	18,126	20,256	(6,403)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	9,919	—	52,383	52,383	(21,522)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	6,392	1,906	14,015	15,921	(8,472)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,984	2,917	17,243	20,160	(11,464)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	6,733	2,517	16,801	19,318	(11,461)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	5,958	3,684	13,475	17,159	(8,950)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	2,631	905	6,251	7,156	(3,639)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	4,955	1,386	10,531	11,917	(7,040)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	10,345	2,847	22,331	25,178	(13,637)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	7,085	2,484	16,835	19,319	(11,512)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	1,953	950	5,817	6,767	(1,577)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	5,715	3,507	35,892	39,399	(14,907)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	1,811	3,407	25,978	29,385	(12,361)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,832	2,398	14,370	16,768	(10,153)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	5,621	3,731	21,574	25,305	(11,413)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	183	—	1,577	183	1,760	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,728	1,572	13,903	15,475	(8,420)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	7,439	1,615	15,797	17,412	(8,032)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	9,371	3,436	23,773	27,209	(14,901)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	51,990	44,816	27,964	96,806	124,770	(34,787)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	17,846	4,415	38,211	42,626	(22,574)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	6,313	5,753	19,928	25,681	(11,364)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(7,047)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(24)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(36)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	75	393	3,398	3,791	(449)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(372)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	1,147	613	3,729	4,342	(2,134)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	2,772	1,856	10,197	12,053	(5,203)	2000	12/28/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,040	522	3,130	3,652	(1,689)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,345	688	5,205	5,893	(3,190)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,630	773	5,724	6,497	(3,261)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	879	436	2,621	3,057	(1,467)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	34,512	10,486	76,851	87,337	(45,785)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	25,142	8,275	59,495	67,770	(30,720)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	543	134	2,254	2,388	(772)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	536	113	1,938	2,051	(610)	2010	9/14/2007
2100 L Street (O)	Washington, DC	—	57,385	94,784	—	57,385	94,784	152,169	(4,385)	2020	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,336	3,015	—	10,351	10,351	(2,760)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,148	1,422	7,867	9,289	(4,585)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	3,084	1,362	8,875	10,237	(5,531)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	2,772	1,094	7,810	8,904	(4,640)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	8,179	2,243	18,598	20,841	(9,668)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	648	692	3,699	4,391	(2,358)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	8,057	34,588	19,811	8,057	54,399	62,456	(22,224)	1985	3/19/2015
2600 Park Tower Drive (O)	Vienna, VA	—	20,284	34,443	5,977	20,284	40,420	60,704	(9,764)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	9,191	2,098	26,525	28,623	(13,031)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	7,118	1,737	22,384	24,121	(14,080)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	4,459	2,251	26,070	28,321	(16,361)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	3,219	3,863	32,491	36,354	(15,238)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	3,828	4,611	18,425	23,036	(11,406)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	9,540	8,737	41,152	49,889	(25,143)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	—	—	12,101	1,056	—	13,157	13,157	(2,742)	2009	8/7/2015
300 Secured Gateway (O)	Annapolis Junction, MD	—	—	25,384	—	—	25,384	25,384	—	(7)	3/23/2010
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	2,526	1,517	61,691	63,208	(20,225)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	3,802	2,648	33,489	36,137	(12,102)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	5,335	3,411	30,252	33,663	(13,355)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	3,720	3,260	26,312	29,572	(11,085)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,365	1,422	28,573	29,995	(8,761)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	43,312	—	2,372	43,312	45,684	(7,180)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,530	5,958	261	32,488	32,749	(13,337)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(5,779)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(1,713)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	225	2,748	38,381	41,129	(10,394)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	562	2,185	28,988	31,173	(12,249)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	156	2,067	21,779	23,846	(8,206)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(10,090)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	42	1,656	23,060	24,716	(7,109)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	5,993	—	9,198	396	—	9,594	9,594	(858)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	2,259	1,831	25,516	27,347	(7,048)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	5,217	—	8,049	7	—	8,056	8,056	(710)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	29,550	208	2,370	29,758	32,128	(6,217)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	2,950	1,852	24,513	26,365	(6,632)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,751	817	3,334	4,151	(2,259)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,149	405	2,768	3,173	(1,861)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	180	434	4,002	4,436	(2,385)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	311	344	1,201	1,545	(667)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,395	1,309	5,901	7,210	(4,076)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	1,386	2,272	15,194	17,466	(4,357)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	24,573	—	—	24,573	24,573	(1,049)	2020	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	2,987	1,406	8,783	10,189	(4,897)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	4,394	1,200	11,593	12,793	(5,181)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	223	1,878	11,781	13,659	(5,307)	2004	8/14/2002
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	31,840	41	2,035	31,881	33,916	(4,124)	2017	6/29/2006
550 National Business Parkway (O)	Annapolis Junction, MD	—	2,678	30,363	—	2,678	30,363	33,041	—	(7)	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	1,979	—	22,051	22,051	(7,741)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	855	—	5,405	5,405	(2,050)	2007	3/8/2006
560 National Business Parkway (O)	Annapolis Junction, MD	—	2,193	55,149	—	2,193	55,149	57,342	(233)	2022	6/29/2006
5801 University Research Court (O)	College Park, MD	10,880	—	17,431	162	—	17,593	17,593	(2,294)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	19,075	—	22,771	2,517	—	25,288	25,288	(8,978)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	20,182	—	31,906	1,112	—	33,018	33,018	(10,623)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,532	17	—	8,549	8,549	(415)	2020	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	7,636	53,574	—	7,636	53,574	61,210	(1,572)	2021	6/29/2006
6200 Redstone Gateway (O)	Huntsville, AL	—	—	38,479	—	—	38,479	38,479	—	2022	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	10,504	1,755	17,523	19,278	(10,285)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,693	1,618	897	14,311	15,208	(5,238)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	2,885	2,683	26,124	28,807	(10,779)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	5,323	1,242	10,292	11,534	(6,718)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	9,263	1,753	43,353	45,106	(13,231)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,491	449	7,530	7,979	(4,349)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	6,351	2,807	25,449	28,256	(14,983)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	4,209	7,131	1,424	11,340	12,764	(2,773)	1992	12/31/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	176	675	1,887	2,562	(762)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	6,050	1,263	18,511	19,774	(11,751)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,915	890	7,476	8,366	(5,348)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	12,340	3,545	22,256	25,801	(12,733)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	28,307	3,223	3,596	31,530	35,126	(13,441)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	10,451	3,131	22,554	25,685	(11,944)	1999	5/31/2002
7000 Redstone Gateway (O)	Huntsville, AL	—	—	7,542	—	—	7,542	7,542	—	2022 (7)	3/23/2010
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,560	2,058	9,653	11,711	(5,447)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,909	729	6,003	6,732	(3,806)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,470	902	7,154	8,056	(4,975)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,174	919	6,937	7,856	(4,846)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	8,125	1,829	19,948	21,777	(10,234)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	12,983	—	—	12,983	12,983	(514)	2021	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	49,925	27,278	20,487	77,203	97,690	(32,510)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	3,029	1,350	7,388	8,738	(4,363)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	817	704	5,517	6,221	(2,144)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,963	1,104	6,481	7,585	(4,506)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	2,851	1,342	9,999	11,341	(4,803)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	1,659	1,032	5,088	6,120	(2,165)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	3,436	1,821	7,824	9,645	(3,316)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,609	2,732	11,615	14,347	(5,835)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,387	1,283	5,483	6,766	(3,002)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(1,661)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	81	—	8,429	8,429	(1,830)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	5,036	4,089	27,666	31,755	(14,245)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(5,058)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,609	1,479	10,909	12,388	(6,471)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	2,284	972	6,172	7,144	(3,374)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	75	—	9,298	9,298	(1,756)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	6,876	1,565	9,992	11,557	(5,137)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	18,665	—	—	18,665	18,665	(1,201)	2020	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	13,752	—	—	13,752	13,752	(826)	2020	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	15,942	3,825	34,176	1,262	3,825	35,438	39,263	(11,179)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,892	1,669	6,387	80,561	86,948	(19,584)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	27,175	1,617	4,857	28,792	33,649	(5,068)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	27,579	—	—	27,579	27,579	(529)	2021	3/23/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
8100 Rideout Road (O)	Huntsville, AL	—	—	14,606	—	—	14,606	14,606	—	(7)	3/23/2010
8200 Rideout Road (O)	Huntsville, AL	—	—	43,115	—	—	43,115	43,115	—	2022	3/23/2010
8300 Rideout Road (O)	Huntsville, AL	—	—	47,658	—	—	47,658	47,658	—	2022	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	27,312	—	—	27,312	27,312	(1,394)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	7,680	2,317	20,322	22,639	(9,467)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	3,313	1,510	7,077	8,587	(4,129)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,848	1,718	9,128	10,846	(5,418)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,464	2,003	19,906	21,909	(13,432)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	11,565	—	18,470	—	—	18,470	18,470	(1,437)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	3,994	1,165	8,766	9,931	(5,750)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	7,069	1,156	11,506	12,662	(5,724)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	3,347	1,215	8,208	9,423	(5,448)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,516	922	6,264	7,186	(3,619)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	4,687	939	8,443	9,382	(6,313)	1983	4/30/1998
Arundel Preserve (L)	Hanover, MD	—	13,352	9,844	—	13,352	9,844	23,196	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	17,285	8,438	1,076	17,285	9,514	26,799	(17)	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	6,100	10,450	1,974	6,100	12,424	18,524	(7,510)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,725	—	6,387	3,725	10,112	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	8,332	—	705	8,332	9,037	(113)	2022 (7)	3/24/2004
M Square Research Park (L)	College Park, MD	—	—	3,230	—	—	3,230	3,230	—	(6)	1/29/2008
MR Land (L)	Northern Virginia	—	9,038	809	—	9,038	809	9,847	—	(6)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	15,554	21,463	—	15,554	21,463	37,017	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	5	—	1,755	5	1,760	—	(6)	9/14/2007
NoVA Office A (O)	Chantilly, VA	—	2,096	46,849	—	2,096	46,849	48,945	(9,266)	2015	7/18/2002
NoVA Office B (O)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(5,695)	2016	7/18/2002
NoVA Office C (O)	Chantilly, VA	—	7,751	80,771	—	7,751	80,771	88,522	(2,472)	2021	7/18/2002
NoVA Office D (O)	Chantilly, VA	—	6,587	40,559	—	6,587	40,559	47,146	(5,483)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	41,488	—	12,866	41,488	54,354	(2,232)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	41,443	—	12,866	41,443	54,309	(2,866)	2019	11/1/2018
Oak Grove C (O)	Northern Virginia	—	11,741	77,526	—	11,741	77,526	89,267	(1,369)	2022	11/1/2018
Oak Grove D (O)	Northern Virginia	—	11,741	71,279	—	11,741	71,279	83,020	(260)	2022	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,902	1,637	12,402	14,039	(5,882)	1974/1985	12/14/2000
P2 A (O) (8)	Northern Virginia	—	16,853	40,159	—	16,853	40,159	57,012	(2,576)	2020	5/2/2019
P2 B (O) (8)	Northern Virginia	—	22,839	36,388	—	22,839	36,388	59,227	(1,953)	2020	5/2/2019
P2 C (O) (8)	Northern Virginia	—	14,869	31,597	—	14,869	31,597	46,466	(1,485)	2020	5/2/2019
Patriot Ridge (L)	Springfield, VA	—	18,517	14,599	—	18,517	14,599	33,116	—	(6)	3/10/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
Project EL (O)	Confidential-USA	—	7,190	46,746	—	7,190	46,746	53,936	(1,705)	2021	1/20/2006
Project EX (O)	Confidential-USA	—	13,010	19,107	—	13,010	19,107	32,117	(1,697)	2018	7/16/2008
PS A (O)	Northern Virginia	—	4,078	8,808	—	4,078	8,808	12,886	—	(7)	1/27/2005
PS B (O)	Northern Virginia	—	3,468	4,407	—	3,468	4,407	7,875	—	(7)	1/27/2005
Redstone Gateway (L)	Huntsville, AL	—	—	25,386	—	—	25,386	25,386	—	(6)	3/23/2010
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(15,413)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(374)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(651)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(6,434)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(6,472)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(5,968)	2015	6/14/2005
SP Manassas (L)	Manassas, VA	—	8,156	921	—	8,156	921	9,077	—	(6)	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	8,667	3,170	—	8,667	3,170	11,837	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	1,169	258	—	1,427	1,427	(135)	Various	Various
		$118,293	$709,752	$3,606,680	$670,105	$709,752	$4,276,785	$4,986,537	$(1,273,448)
(1)A legend for the Property Type follows: (O) = Office or data center shell property; (L) = Land held or pre-development; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $211.0 million, term loan facilities of $123.9 million, unsecured senior notes of $1.8 billion, unsecured notes payable of $597,000, and deferred financing costs, net of premiums, on the remaining loans of $541,000.
(3)The aggregate cost of these assets for federal income tax purposes was approximately $3.7 billion as of December 31, 2022.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2022.
(7)Under development as of December 31, 2022.
(8)Classified as held for sale as of December 31, 2022.

The following table summarizes our changes in cost of properties for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Beginning balance	$4,959,709	$4,686,802	$4,348,006
Improvements and other additions	350,702	342,684	405,940
Sales (1)	(323,874)	(103,097)	(65,475)
Impairments	—	—	(1,530)
Other dispositions	—	(4,511)	(139)
Reclassification from right-of-use asset	—	37,831	—
Ending balance	$4,986,537	$4,959,709	$4,686,802

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2022	2021	2020
Beginning balance	$1,234,908	$1,124,253	$1,007,120
Depreciation expense	124,803	130,604	119,377
Sales (1)	(86,263)	(15,438)	(2,105)
Other dispositions	—	(4,511)	(139)
Ending balance	$1,273,448	$1,234,908	$1,124,253
(1)Includes sales of our wholesale data center and ownership interests in data center shells through newly-formed unconsolidated real estate joint ventures, as described in Note 4 to our consolidated financial statements.