Form 10-Q
period 2023-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2023-05-03
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of April 21, 2023, 112,513,857 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Properties, net:
Operating properties, net	$3,272,873	$3,258,899
Projects in development or held for future development	341,202	297,499
Total properties, net	3,614,075	3,556,398
Property - operating right-of-use assets	42,808	37,020
Assets held for sale, net	—	161,286
Cash and cash equivalents	15,199	12,337
Investment in unconsolidated real estate joint ventures	42,279	21,460
Accounts receivable, net	46,149	43,334
Deferred rent receivable	130,153	125,147
Lease incentives, net	49,679	49,757
Deferred leasing costs (net of accumulated amortization of $36,416 and $35,270, respectively)	68,930	69,339
Investing receivables (net of allowance for credit losses of $2,937 and $2,794, respectively)	85,499	84,621
Prepaid expenses and other assets, net	83,221	96,576
Total assets	$4,177,992	$4,257,275
Liabilities and equity
Liabilities:
Debt, net	$2,123,012	$2,231,794
Accounts payable and accrued expenses	128,509	157,998
Rents received in advance and security deposits	34,653	30,016
Dividends and distributions payable	32,630	31,400
Deferred revenue associated with operating leases	9,022	11,004
Property - operating lease liabilities	34,896	28,759
Other liabilities	21,008	18,556
Total liabilities	2,383,730	2,509,527
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	25,448	26,293
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,513,857 at March 31, 2023 and 112,423,893 at December 31, 2022)	1,125	1,124
Additional paid-in capital	2,484,501	2,486,116
Cumulative distributions in excess of net income	(760,820)	(807,508)
Accumulated other comprehensive income	1,353	2,071
Total shareholders’ equity	1,726,159	1,681,803
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	29,268	25,808
Other consolidated entities	13,387	13,844
Noncontrolling interests in subsidiaries	42,655	39,652
Total equity	1,768,814	1,721,455
Total liabilities, redeemable noncontrolling interests and equity	$4,177,992	$4,257,275

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Lease revenue	$150,560	$141,389
Other property revenue	1,121	891
Construction contract and other service revenues	15,820	53,200
Total revenues	167,501	195,480
Operating expenses
Property operating expenses	59,420	57,181
Depreciation and amortization associated with real estate operations	36,995	34,264
Construction contract and other service expenses	15,201	51,650
General, administrative and leasing expenses	9,995	8,544
Business development expenses and land carry costs	495	783
Total operating expenses	122,106	152,422
Interest expense	(16,442)	(14,424)
Interest and other income	2,323	1,893
Credit loss (expense) recoveries	(67)	316
Gain on sales of real estate	49,378	15
Loss on early extinguishment of debt	—	(342)
Income from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	80,587	30,516
Equity in (loss) income of unconsolidated entities	(64)	888
Income tax expense	(125)	(153)
Income from continuing operations	80,398	31,251
Discontinued operations	—	29,573
Net income	80,398	60,824
Net income attributable to noncontrolling interests:
Common units in COPLP	(1,293)	(856)
Other consolidated entities	(326)	(649)
Net income attributable to common shareholders	$78,779	$59,319

Basic earnings per common share: (1)
Income from continuing operations	$0.70	$0.27
Discontinued operations	—	0.26
Net income attributable to common shareholders	$0.70	$0.53
Diluted earnings per common share: (1)
Income from continuing operations	$0.70	$0.27
Discontinued operations	—	0.25
Net income attributable to common shareholders	$0.70	$0.52
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$80,398	$60,824
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate derivatives	(215)	2,537
Reclassification adjustments on interest rate derivatives recognized in interest expense	(591)	1,003
Total other comprehensive (loss) income	(806)	3,540
Comprehensive income	79,592	64,364
Comprehensive income attributable to noncontrolling interests	(1,531)	(1,822)
Comprehensive income attributable to common shareholders	$78,061	$62,542

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(212)	(212)
Share-based compensation (91,278 shares issued, net of redemptions)	1	1,014	—	—	1,286	2,301
Redemption of vested equity awards	—	(1,059)	—	—	—	(1,059)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(2,414)	—	—	2,414	—
Comprehensive income	—	—	59,319	3,223	1,255	63,797
Dividends	—	—	(30,929)	—	—	(30,929)
Distributions to owners of common units in COPLP	—	—	—	—	(469)	(469)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	39	—	—	—	39
Balance at March 31, 2022 (112,418,811 common shares outstanding)	$1,124	$2,479,119	$(828,473)	$164	$38,602	$1,690,536

For the Three Months Ended March 31, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(373)	(373)
Share-based compensation (89,964 shares issued, net of redemptions)	1	1,059	—	—	754	1,814
Redemption of vested equity awards	—	(1,113)	—	—	—	(1,113)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(2,342)	—	—	2,342	—
Comprehensive income	—	—	78,779	(718)	832	78,893
Dividends	—	—	(32,091)	—	—	(32,091)
Distributions to owners of common units in COPLP	—	—	—	—	(544)	(544)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	781	—	—	—	781
Balance at March 31, 2023 (112,513,857 common shares outstanding)	$1,125	$2,484,501	$(760,820)	$1,353	$42,655	$1,768,814

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Revenues from real estate operations received	$152,273	$133,550
Construction contract and other service revenues received	18,765	49,436
Property operating expenses paid	(55,753)	(56,132)
Construction contract and other service expenses paid	(21,999)	(47,380)
General, administrative, leasing, business development and land carry costs paid	(11,681)	(13,196)
Interest expense paid	(12,031)	(9,949)
Lease incentives paid	(10,350)	(5,677)
Other	(479)	2,059
Net cash provided by operating activities	58,745	52,711
Cash flows from investing activities
Development and redevelopment of properties	(71,282)	(91,783)
Tenant improvements on operating properties	(22,568)	(7,989)
Other capital improvements on operating properties	(5,512)	(14,529)
Proceeds from sale of properties	189,325	220,814
Leasing costs paid	(4,655)	(2,103)
Other	(125)	(190)
Net cash provided by investing activities	85,183	104,220
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	95,000	244,000
Repayments of debt
Revolving Credit Facility	(188,000)	(160,000)
Term loan facility	—	(200,000)
Scheduled principal amortization	(790)	(774)
Other debt repayments	(15,902)	—
Common share dividends paid	(30,941)	(30,904)
Other	(2,900)	(2,725)
Net cash used in financing activities	(143,533)	(150,403)
Net increase in cash and cash equivalents and restricted cash	395	6,528
Cash and cash equivalents and restricted cash
Beginning of period	16,509	17,316
End of period	$16,904	$23,844

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$80,398	$60,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	37,597	34,871
Amortization of deferred financing costs and net debt discounts	1,250	1,202
Increase in deferred rent receivable	(6,869)	(5,822)
Gain on sales of real estate	(49,378)	(28,579)
Share-based compensation	1,733	2,111
Other	(376)	(1,021)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,802)	(1,994)
Decrease in lease incentives and prepaid expenses and other assets, net	9,361	1,585
Decrease in accounts payable, accrued expenses and other liabilities	(16,806)	(7,286)
Increase (decrease) in rents received in advance and security deposits	4,637	(3,180)
Net cash provided by operating activities	$58,745	$52,711
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,337	$13,262
Restricted cash at beginning of period	4,172	4,054
Cash and cash equivalents and restricted cash at beginning of period	$16,509	$17,316

Cash and cash equivalents at end of period	$15,199	$19,347
Restricted cash at end of period	1,705	4,497
Cash and cash equivalents and restricted cash at end of period	$16,904	$23,844
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(11,043)	$(33,733)
Recognition of operating right-of-use assets and related lease liabilities	$6,697	$683
Recognition of finance right-of-use assets and related lease liabilities	$434	$—
Investment in unconsolidated real estate joint venture retained in property disposition	$21,121	$—
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(806)	$3,478
Dividends/distributions payable	$32,630	$31,402
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,342	$2,414
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(781)	$(39)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of March 31, 2023, our properties included the following:

•194 properties totaling 23.0 million square feet comprised of 17.7 million square feet in 166 office properties and 5.3 million square feet in 28 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
•nine properties under development (five office properties and four data center shells), including one partially-operational property, that we estimate will total approximately 1.5 million square feet upon completion; and
•approximately 680 acres of land controlled for future development that we believe could be developed into approximately 9.0 million square feet and approximately 40 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2023, COPT owned 97.9% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2022 Annual Report on Form 10-K.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices, as are other marketable securities that we hold. The balance of the plan, which was fully funded and totaled $1.9 million as of March 31, 2023, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets along with an insignificant amount of other marketable securities. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2023 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Marketable securities in deferred compensation plan
Mutual funds	$1,831	$—	$—	$1,831
Other	44	—	—	44
Interest rate derivatives	—	2,179	—	2,179
Total assets	$1,875	$2,179	$—	$4,054
Liabilities: (2)
Deferred compensation plan liability	$—	$1,875	$—	$1,875
Interest rate derivatives	—	355	—	355
Total liabilities	$—	$2,230	$—	$2,230
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$540,037	$539,809
Buildings and improvements	4,033,266	3,986,524
Less: Accumulated depreciation	(1,300,430)	(1,267,434)
Operating properties, net	$3,272,873	$3,258,899

2023 Dispositions

On January 10, 2023, we sold a 90% interest in three data center shell properties in Northern Virginia based on an aggregate property value of $211.3 million and retained a 10% interest in the properties through Redshift JV LLC, a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $190.2 million. We account for our interest in the joint venture using the equity method of accounting, as described further in Note 6. We recognized a gain on sale of $49.4 million. The table below sets forth the components of the properties’ assets, which were classified as held for sale on our consolidated balance sheet as of December 31, 2022 (in thousands):

Properties, net	$156,691
Deferred rent receivable	4,595
Assets held for sale, net	$161,286

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

	For the Three Months Ended March 31,
Lease revenue (1)	2023	2022
Fixed	$116,039	$111,167
Variable	34,521	30,222
	$150,560	$141,389
(1)Excludes lease revenue from discontinued operations of which $1.5 million was fixed and $527,000 was variable for the three months ended March 31, 2022.

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of March 31, 2023
Year Ending December 31,	Operating leases	Sales-type leases
2023 (1)	$329,700	$720
2024	415,499	960
2025	332,260	960
2026	263,741	960
2027	228,712	960
Thereafter	1,023,570	2,596
Total contractual payments	$2,593,482	7,156
Less: Amount representing interest		(1,628)
Net investment in sales-type leases (2)		$5,528
(1)Represents the nine months ending December 31, 2023.
(2)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

Lessee Arrangements

As of March 31, 2023, our balance sheet included $45.4 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2023	December 31, 2022
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$42,808	$37,020
Finance leases - Property	Prepaid expenses and other assets, net	2,621	2,207
Total right-of-use assets		$45,429	$39,227
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$34,896	$28,759
Finance leases - Property	Other liabilities	431	—
Total lease liabilities		$35,327	$28,759

As of March 31, 2023, our operating leases had a weighted average remaining lease term of 45 years and a weighted average discount rate of 7.34%, while our finance leases had a weighted average remaining lease term of ten years and a weighted average discount rate of 9.14%. The table below presents our total property lease costs (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease cost		2023	2022
Operating lease cost
Property leases - fixed	Property operating expenses	$1,535	$1,019
Property leases - variable	Property operating expenses	17	16
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	20	8
Interest on lease liabilities	Interest expense	13	—
		$1,585	$1,043

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,185	$837
Operating cash flows for financing leases	$13	$—
Financing cash flows for financing leases	$4	$—

Payments on property leases were due as follows (in thousands):

	March 31, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023 (1)	$4,863	$45
2024	6,623	61
2025	2,249	63
2026	1,662	65
2027	1,677	67
Thereafter	130,495	365
Total lease payments	147,569	666
Less: Amount representing interest	(112,673)	(235)
Lease liability	$34,896	$431
(1)Represents the nine months ending December 31, 2023.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of March 31, 2023 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		March 31, 2023 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$633,045	$94,288	$114,695	$51,659
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	168,445	—	2,379	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	101,534	58,856	51,545	49,507
				$903,024	$153,144	$168,619	$101,166
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner receives distributions of the first $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2023	December 31, 2022
Redshift JV LLC	1/10/2023	10%	3	$21,181	$—
BREIT COPT DC JV LLC	6/20/2019	10%	9	11,331	11,568
Quark JV LLC	12/14/2022	10%	2	6,761	6,758
B RE COPT DC JV III LLC	6/2/2021	10%	2	3,006	3,134
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(1,803)	(1,459)
			24	$40,476	$20,001
(1)Included $42.3 million and $21.5 million reported in “Investment in unconsolidated real estate joint ventures” as of March 31, 2023 and December 31, 2022, respectively, and $1.8 million and $1.5 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $7.0 million as of March 31, 2023 and December 31, 2022 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

As described further in Note 4, on January 10, 2023, we sold a 90% interest in three data center shell properties in Northern Virginia and retained a 10% interest in the properties through Redshift JV LLC, a newly-formed joint venture. We concluded that the joint venture is a variable interest entity. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investment, subject to certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Notes receivable from the City of Huntsville	$70,592	$69,703
Other investing loans receivable	17,844	17,712
Amortized cost basis	88,436	87,415
Allowance for credit losses	(2,937)	(2,794)
Investing receivables, net	$85,499	$84,621

The balances above include accrued interest receivable, net of allowance for credit losses, of $750,000 as of March 31, 2023 and $2.9 million as of December 31, 2022.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable as of March 31, 2023 carry interest rates ranging from 12.0% to 14.0% and mature within one year.

The fair value of these receivables was approximately $89 million as of March 31, 2023 and $87 million as of December 31, 2022.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		March 31, 2023
	March 31, 2023	December 31, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$67,954	$84,433	3.82% to 4.62% (2)	2024-2026
Variable rate secured debt	33,212	33,318	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	101,166	117,751
Revolving Credit Facility	118,000	211,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,034	123,948	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	396,805	396,539	2.25% (8)	March 2026
2.00%, $400,000 aggregate principal	397,108	396,988	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	590,392	590,123	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	394,951	394,848	2.90% (11)	December 2033
Unsecured note payable	556	597	0% (12)	May 2026
Total debt, net	$2,123,012	$2,231,794
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.1 million as of March 31, 2023 and $5.4 million as of December 31, 2022.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.10% as of March 31, 2023.
(3)The weighted average interest rate on our variable rate secured debt as of March 31, 2023 was 6.20%, or 2.45% including the effect of interest rate swaps that hedge the risk of interest rate changes on this debt.
(4)The weighted average interest rate on the Revolving Credit Facility was 5.84% as of March 31, 2023.
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 6.07% as of March 31, 2023.
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects an unamortized discount totaling $2.6 million as of March 31, 2023 and $2.8 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(9)The carrying value of these notes reflects an unamortized discount totaling $2.1 million as of March 31, 2023 and December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(10)The carrying value of these notes reflects an unamortized discount totaling $8.3 million as of March 31, 2023 and $8.5 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.1 million as of March 31, 2023 and $4.2 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $55,000 as of March 31, 2023 and $65,000 as of December 31, 2022.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2023, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	March 31, 2023
2023 (1)	$2,262
2024	29,983
2025	23,717
2026	689,300
2027	—
Thereafter	1,400,000
Total	$2,145,262	(2)
(1)Represents the nine months ending December 31, 2023.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $22.3 million.

We capitalized interest costs of $770,000 in the three months ended March 31, 2023 and $1.5 million in the three months ended March 31, 2022.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,779,256	$1,436,838	$1,778,498	$1,433,561
Other fixed-rate debt	68,510	64,120	85,030	80,330
Variable-rate debt	275,246	274,551	368,266	367,896
	$2,123,012	$1,775,509	$2,231,794	$1,881,787

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2023	December 31, 2022
$10,820	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$654	$806
$22,700	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	1,525	1,825
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	(262)	—
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	(93)	—
						$1,824	$2,631
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.
(2)The notional amount of this instrument is scheduled to amortize to $22.1 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$2,179	$2,631
Interest rate swaps designated as cash flow hedges	Other liabilities	$(355)	$—

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives		Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022
Interest rate derivatives	$(215)	$2,537	$591	$(1,003)

Based on the fair value of our derivatives as of March 31, 2023, we estimate that approximately $2.9 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2023, we were not in default with any of these provisions. As of March 31, 2023, the fair value of interest rate derivatives in a net liability position related to these agreements was $219,000, including accrued interest and excluding credit valuation adjustments, and we had not posted any collateral related to these agreements; if we breach any of these provisions, we could be required to settle our obligations under these agreements for this amount.

10.    Redeemable Noncontrolling Interests

Our partners in two real estate joint ventures, LW Redstone Company, LLC and Stevens Investors, LLC, have the right to require us to acquire their respective interests at fair value; accordingly, we classify our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. The table below sets forth the activity for these redeemable noncontrolling interests (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$26,293	$26,898
Distributions to noncontrolling interests	(763)	(606)
Net income attributable to noncontrolling interests	699	567
Adjustments for changes in fair value of interests	(781)	(39)
Ending balance	$25,448	$26,820

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

11.    Equity

As of March 31, 2023, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.285 in the three months ended March 31, 2023 and $0.275 in the three months ended March 31, 2022.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended March 31, 2023
Revenues from real estate operations	$69,777	$19,829	$15,605	$7,925	$13,414	$6,692	$133,242	$16,054	$—	$2,385	$151,681
Property operating expenses	(24,520)	(7,572)	(7,945)	(3,543)	(4,636)	(594)	(48,810)	(8,851)	—	(1,759)	(59,420)
UJV NOI allocable to COPT	—	—	—	—	—	1,642	1,642	—	—	—	1,642
NOI from real estate operations	$45,257	$12,257	$7,660	$4,382	$8,778	$7,740	$86,074	$7,203	$—	$626	$93,903
Additions to long-lived assets	$12,135	$2,398	$62	$759	$6,594	$—	$21,948	$3,278	$—	$11	$25,237
Transfers from non-operating properties	$5,781	$238	$28	$2,650	$14,392	$3,311	$26,400	$13	$—	$—	$26,413
Segment assets at March 31, 2023	$1,390,273	$486,649	$193,160	$169,235	$472,237	$324,422	$3,035,976	$545,817	$—	$3,321	$3,585,114
Three Months Ended March 31, 2022
Revenues from real estate operations	$67,214	$18,576	$14,713	$8,169	$9,195	$7,505	$125,372	$15,082	$1,980	$1,826	$144,260
Property operating expenses	(25,784)	(6,869)	(7,072)	(3,471)	(3,735)	(1,010)	(47,941)	(7,930)	(1,025)	(1,256)	(58,152)
UJV NOI allocable to COPT	—	—	—	—	—	1,080	1,080	—	—	—	1,080
NOI from real estate operations	$41,430	$11,707	$7,641	$4,698	$5,460	$7,575	$78,511	$7,152	$955	$570	$87,188
Additions to long-lived assets	$11,785	$2,189	$—	$740	$235	$—	$14,949	$4,333	$(51)	$1	$19,232
Transfers from non-operating properties	$5,369	$319	$418	$6,376	$76	$81,203	$93,761	$271	$—	$—	$94,032
Segment assets at March 31, 2022	$1,334,119	$488,479	$197,406	$175,176	$297,974	$430,447	$2,923,601	$536,909	$—	$3,901	$3,464,411

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Segment revenues from real estate operations	$151,681	$144,260
Construction contract and other service revenues	15,820	53,200
Less: Revenues from discontinued operations	—	(1,980)
Total revenues	$167,501	$195,480

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Segment property operating expenses	$59,420	$58,152
Less: Property operating expenses from discontinued operations	—	(971)
Total property operating expenses	$59,420	$57,181

The following table reconciles UJV NOI allocable to COPT to equity in (loss) income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
UJV NOI allocable to COPT	$1,642	$1,080
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,704)	(758)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(2)	566
Equity in (loss) income of unconsolidated entities	$(64)	$888

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

	For the Three Months Ended March 31,
	2023	2022
Construction contract and other service revenues	$15,820	$53,200
Construction contract and other service expenses	(15,201)	(51,650)
NOI from service operations	$619	$1,550

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
NOI from real estate operations	$93,903	$87,188
NOI from service operations	619	1,550
Depreciation and other amortization associated with real estate operations	(36,995)	(34,264)
General, administrative and leasing expenses	(9,995)	(8,544)
Business development expenses and land carry costs	(495)	(783)
Interest expense	(16,442)	(14,424)
Interest and other income	2,323	1,893
Credit loss (expense) recoveries	(67)	316
Gain on sales of real estate	49,378	15
Loss on early extinguishment of debt	—	(342)
Equity in (loss) income of unconsolidated entities	(64)	888
UJV NOI allocable to COPT included in equity in (loss) income of unconsolidated entities	(1,642)	(1,080)
Income tax expense	(125)	(153)
Revenues from real estate operations from discontinued operations	—	(1,980)
Property operating expenses from discontinued operations	—	971
Income from continuing operations	$80,398	$31,251

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2023	March 31, 2022
Segment assets	$3,585,114	$3,464,411
Operating properties lease liabilities included in segment assets	35,327	29,729
Non-operating property assets	345,518	419,346
Other assets	212,033	218,540
Total consolidated assets	$4,177,992	$4,132,026

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate, loss on early extinguishment of debt and equity in (loss) income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative and leasing expenses, business development expenses and land carry costs, interest and other income, credit loss (expense) recoveries, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Construction Contract and Other Service Revenues

We disaggregate our construction contract and other service revenues by compensation arrangement and by service type as we believe it best depicts the nature, timing and uncertainty of our revenue. The table below reports construction contract and other service revenues by compensation arrangement (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Construction contract revenue:
Guaranteed maximum price	$6,743	$47,923
Firm fixed price	5,879	3,444
Cost-plus fee	2,709	1,306
Other	489	527
	$15,820	$53,200

The table below reports construction contract and other service revenues by service type (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Construction contract revenue:
Construction	$14,725	$52,569
Design	606	104
Other	489	527
	$15,820	$53,200

We recognized an insignificant amount of revenue in the three months ended March 31, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$7,618	$7,193
Ending balance	$6,786	$4,165

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$22,331	$22,384
Ending balance	$20,619	$29,389

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$2,867	$2,499
Ending balance	$3,399	$2,534
Portion of beginning balance recognized in revenue during period	$77	$26

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2023 that will be recognized as revenue in future periods was $61.5 million, of which we expect to recognize approximately $50 million in the nine months ending December 31, 2023 and the remainder in 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of March 31, 2023 and December 31, 2022. We had credit loss recoveries on construction contracts receivable and unbilled construction revenue of $65,000 in the three months ended March 31, 2023 and $372,000 in the three months ended March 31, 2022.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the three months ended March 31, 2023 and 2022 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2022	$2,794	$778	$268	$3,840
Credit loss expense (recoveries)	143	(19)	(57)	67
Write-offs	—	(33)	—	(33)
March 31, 2023	$2,937	$726	$211	$3,874

December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss expense (recoveries)	77	(34)	(359)	(316)
March 31, 2022	$1,676	$1,023	$554	$3,253
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of March 31, 2023 was included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet. The balance as of December 31, 2022 included $52,000 in the line entitled “accounts receivable, net” and $216,000 in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2023 (in thousands):

	Origination Year
	2018 and Earlier	2019	2020	2021	2022	2023	Total
Investing receivables:
Credit risk classification:
Investment grade	$61,092	$—	$1,931	$7,569	$—	$—	$70,592
Non-investment grade	—	—	—	—	17,844	—	17,844
Total	$61,092	$—	$1,931	$7,569	$17,844	$—	$88,436

Tenant notes receivable:
Credit risk classification:
Investment grade	$772	$34	$176	$—	$—	$—	$982
Non-investment grade	193	78	1,532	—	—	—	1,803
Total	$965	$112	$1,708	$—	$—	$—	$2,785
Gross write-offs during the three months ended March 31, 2023	$33	$—	$—	$—	$—	$—	$33

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$5,528	$—	$—	$—	$5,528

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2023.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of March 31, 2023 and December 31, 2022 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the three months ended March 31, 2023 and 2022.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted share activity under our share-based compensation plans for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	325,083	$26.27
Granted	158,242	$25.72
Forfeited	(24,510)	$25.89
Vested	(124,838)	$26.02
Unvested as of March 31, 2023	333,977	$26.13

Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.2 million for the three months ended March 31, 2023.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the three months ended March 31, 2023:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	187,330	$26.19
Granted	82,334	$25.72
Forfeited	(27,182)	$26.46
Vested	(73,869)	$26.07
Unvested as of March 31, 2023	168,613	$25.97

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of TB-PIUs that vested was $1.9 million for the three months ended March 31, 2023.

PB-PIUs

On January 1, 2023, we granted certain senior management team members 275,402 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2025 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

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

These PB-PIU grants had an aggregate grant date fair value of $4.3 million ($31.54 per target-level award associated with the grants) which is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $25.94; expected volatility for common shares of 35.0%; and a risk-free interest rate of 4.28%.

During the three months ended March 31, 2023, 126,890 PB-PIUs were forfeited; these PB-PIUs had a weighted average grant date fair value per target-level award of $31.49.

Based on COPT’s TSR relative to its peer group of companies, for the 2020 PB-PIUs issued to executives that vested on December 31, 2022, we issued 141,152 PIUs in settlement of the PB-PIUs on February 1, 2023.

16.    Earnings Per Share (“EPS”)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Income from continuing operations	$80,398	$31,251
Income from continuing operations attributable to noncontrolling interests	(1,619)	(1,084)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(297)	(116)
Numerator for basic EPS from continuing operations attributable to common shareholders	78,482	30,051
Redeemable noncontrolling interests	(64)	(39)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	49	18
Numerator for diluted EPS from continuing operations attributable to common shareholders	78,467	30,030
Discontinued operations	—	29,573
Discontinued operations attributable to noncontrolling interests	—	(421)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	(83)
Numerator for diluted EPS on net income attributable to common shareholders	$78,467	$59,099

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,127	112,020
Dilutive effect of redeemable noncontrolling interests	91	132
Dilutive effect of share-based compensation awards	410	426
Denominator for diluted EPS (common shares)	112,628	112,578

Basic EPS attributable to common shareholders:
Income from continuing operations	$0.70	$0.27
Discontinued operations	—	0.26
Net income	$0.70	$0.53
Diluted EPS attributable to common shareholders:
Income from continuing operations	$0.70	$0.27
Discontinued operations	—	0.25
Net income	$0.70	$0.52

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2023	2022
Conversion of common units	1,489	1,384
Conversion of redeemable noncontrolling interests	972	806

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended March 31, 2023 and 2022 of 398,000 and 399,000, respectively;
•weighted average TB-PIUs for the three months ended March 31, 2023 and 2022 of 181,000 and 172,000, respectively; and
•weighted average vested PIUs for the three months ended March 31, 2023 of 103,000.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2023, management believes that it is reasonably possible that we could recognize a loss of up to $4.1 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $29 million as of March 31, 2023. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2023, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2023, we:

•finished the period with our portfolio 92.8% occupied and 95.0% leased; and
•sold a 90% interest in three data center shell properties in Northern Virginia for $190.2 million, resulting in a gain on sale of $49.4 million. We used virtually all of the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity available to fund future development.

In addition, effective March 2, 2023, Todd W. Hartman resigned from his position as our Executive Vice President and Chief Operating Officer.

For operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	March 31, 2023	December 31, 2022
Occupancy rates at period end
Total	92.8%	92.7%
Defense/IT Locations:
Fort Meade/BW Corridor	93.4%	92.7%
NoVA Defense/IT	90.7%	90.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support	87.8%	89.8%
Redstone Arsenal	89.8%	89.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	94.4%	94.1%
Regional Office	77.4%	79.0%
Other	80.1%	75.5%
Annualized rental revenue per occupied square foot at period end	$34.16	$33.16

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2022	23,006	21,327
Vacated upon lease expiration (1)	—	(142)
Occupancy for new leases	—	187
Development placed in service	11	—
Other changes	3	—
March 31, 2023	23,020	21,372
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2023, we leased 788,000 square feet, including: 495,000 square feet of development leasing; 194,000 square feet of renewal leasing (representing a tenant retention rate of 63.9%); and 99,000 square feet of vacant space leasing.

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

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through UJVs that is allocable to our ownership interest (“UJV NOI allocable to COPT”). The table below reconciles NOI from real estate operations to net income, the most directly comparable GAAP measure:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$80,398	$60,824
Construction contract and other service revenues	(15,820)	(53,200)
Depreciation and other amortization associated with real estate operations	36,995	34,264
Construction contract and other service expenses	15,201	51,650
General, administrative and leasing expenses	9,995	8,544
Business development expenses and land carry costs	495	783
Interest expense	16,442	14,424
Interest and other income	(2,323)	(1,893)
Credit loss expense (recoveries)	67	(316)
Gain on sales of real estate from continuing operations	(49,378)	(15)
Loss on early extinguishment of debt	—	342
Equity in loss (income) of unconsolidated entities	64	(888)
UJV NOI allocable to COPT included in equity in (loss) income of unconsolidated entities	1,642	1,080
Income tax expense	125	153
Discontinued operations	—	(29,573)
Revenues from real estate operations from discontinued operations	—	1,980
Property operating expenses from discontinued operations	—	(971)
NOI from real estate operations	$93,903	$87,188

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

•Same Properties, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
•developed or redeveloped properties placed into service that were not 100% operational throughout the current and prior year reporting periods; and
•disposed properties.

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

Since both of the measures discussed above exclude certain items includable in net income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations is provided in Note 12 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$151,681	$142,280	$9,401
Construction contract and other service revenues	15,820	53,200	(37,380)
Total revenues	167,501	195,480	(27,979)
Operating expenses
Property operating expenses	59,420	57,181	2,239
Depreciation and amortization associated with real estate operations	36,995	34,264	2,731
Construction contract and other service expenses	15,201	51,650	(36,449)
General, administrative and leasing expenses	9,995	8,544	1,451
Business development expenses and land carry costs	495	783	(288)
Total operating expenses	122,106	152,422	(30,316)
Interest expense	(16,442)	(14,424)	(2,018)
Interest and other income	2,323	1,893	430
Credit loss (expense) recoveries	(67)	316	(383)
Gain on sales of real estate	49,378	15	49,363
Loss on early extinguishment of debt	—	(342)	342
Equity in (loss) income of unconsolidated entities	(64)	888	(952)
Income tax expense	(125)	(153)	28
Income from continuing operations	80,398	31,251	49,147
Discontinued operations	—	29,573	(29,573)
Net income	$80,398	$60,824	$19,574

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and provision for collectability losses	$138,974	$134,773	$4,201
Lease termination revenue, net	1,221	221	1,000
Provision for collectability losses included in lease revenue	(1,168)	—	(1,168)
Other property revenue	1,084	859	225
Same Properties total revenues	140,111	135,853	4,258
Developed and redeveloped properties placed in service	9,514	407	9,107
Dispositions, net of retained interest in newly-formed UJVs	399	6,833	(6,434)
Other	1,657	1,167	490
	151,681	144,260	7,421
Property operating expenses
Same Properties	(56,735)	(55,507)	(1,228)
Developed and redeveloped properties placed in service	(1,228)	(74)	(1,154)
Dispositions, net of retained interest in newly-formed UJVs	(54)	(1,669)	1,615
Other	(1,403)	(902)	(501)
	(59,420)	(58,152)	(1,268)

UJV NOI allocable to COPT
Same Properties	1,076	1,080	(4)
Retained interest in newly-formed UJVs	566	—	566
	1,642	1,080	562

NOI from real estate operations
Same Properties	84,452	81,426	3,026
Developed and redeveloped properties placed in service	8,286	333	7,953
Dispositions, net of retained interest in newly-formed UJVs	911	5,164	(4,253)
Other	254	265	(11)
	$93,903	$87,188	$6,715

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$76,876	$73,969	$2,907
Regional Office	7,203	7,152	51
Other	373	305	68
	$84,452	$81,426	$3,026

Same Properties rent statistics
Average occupancy rate	92.1%	91.2%	0.9%
Average straight-line rent per occupied square foot (1)	$6.73	$6.75	$(0.02)
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 180 properties, comprising 89.5% of our portfolio’s square footage as of March 31, 2023. This pool of properties changed from the pool used for purposes of comparing 2022 and 2021 in our 2022 Annual Report on Form 10-K due to the: addition of seven properties placed in service and 100% operational on or before January 1, 2022 and two properties owned through an unconsolidated real estate joint venture that was formed in 2021; and removal of three properties in which we sold a 90% interest in 2023.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due in large part to additional revenue in the current period resulting from higher occupancy and the commencement of tenant expense reimbursements on certain recently commenced leases;
•developed and redeveloped properties placed in service reflects the effect of nine properties placed in service in 2022 and 2023; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023 and two in 2022, as well as the sale of our wholesale data center on January 25, 2022.

NOI from Service Operations

	For the Three Months Ended March 31,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$15,820	$53,200	$(37,380)
Construction contract and other service expenses	(15,201)	(51,650)	36,449
NOI from service operations	$619	$1,550	$(931)

Construction contract and other service revenues and expenses decreased in the current period due primarily to a lower volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

General, Administrative and Leasing Expenses

General, administrative and leasing expenses increased primarily due to higher compensation related expenses in the current period.

Interest Expense

Interest expense increased due to higher weighted average variable interest rates in the current period. While our debt is predominantly fixed rate and in the form of long-term unsecured notes, for variable rate loans, we have used interest rate swaps to hedge the effect of interest rate increases on variable rate debt, including swaps for a $200.0 million notional amount that: fixed the one-month LIBOR interest rate in 2022 at 1.9% through December 1, 2022; and, effective February 1, 2023, fixed the one-month SOFR interest rate at 3.7% for a three-year term.

Discontinued Operations

Discontinued operations in the prior period relates to our wholesale data center, including $28.6 million in gain from its sale on January 25, 2022.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished, via conveyance of such properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; executive transition costs associated with named executive officers; and, for periods prior to October 1, 2022, demolition costs on redevelopment and nonrecurring improvements and executive transition costs associated with other senior management team members. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars and shares in thousands, except per share data)
Net income	$80,398	$60,824
Real estate-related depreciation and amortization	36,995	34,264
Gain on sales of real estate	(49,378)	(28,579)
Depreciation and amortization on UJVs allocable to COPT	801	526
FFO	68,816	67,035
FFO allocable to other noncontrolling interests	(708)	(1,042)
Basic FFO allocable to share-based compensation awards	(466)	(362)
Basic FFO available to common share and common unit holders	67,642	65,631
Redeemable noncontrolling interests	(30)	(6)
Diluted FFO adjustments allocable to share-based compensation awards	39	27
Diluted FFO available to common share and common unit holders	67,651	65,652
Loss on early extinguishment of debt	—	342
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$67,651	$65,992

Weighted average common shares	112,127	112,020
Conversion of weighted average common units	1,489	1,384
Weighted average common shares/units - Basic FFO per share	113,616	113,404
Dilutive effect of share-based compensation awards	410	426
Redeemable noncontrolling interests	91	132
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,117	113,962

Diluted FFO per share	$0.59	$0.58
Diluted FFO per share, as adjusted for comparability	$0.59	$0.58

Denominator for diluted EPS	112,628	112,578
Weighted average common units	1,489	1,384
Denominator for diluted FFO per share and as adjusted for comparability	114,117	113,962

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2023 (in thousands):

Development	$70,038
Tenant improvements on operating properties (1)	18,603
Capital improvements on operating properties	2,140
$90,781
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $6.0 million when comparing the three months ended March 31, 2023 and 2022 due to an increase in cash flow from real estate operations resulting from the growth of our operating portfolio, which was partially offset by decreases associated with the timing of cash flow from third-party construction projects and higher payments for lease incentives in the current period.

Net cash flow provided by investing activities decreased $19.0 million when comparing the three months ended March 31, 2023 and 2022 due in large part to lower proceeds from properties sold in the current period (which included our sale of a 90% interest in three data center shells) relative to the prior period (which included the sale of our wholesale data center).

Net cash flow used in financing activities in the three months ended March 31, 2023 was $143.5 million, and included primarily the following:

•net repayments of debt borrowings during the period of $109.7 million, most of which resulted from the net paydown of our Revolving Credit Facility primarily using property sale proceeds; and
•dividends to common shareholders of $30.9 million.

Net cash flow used in financing activities in the three months ended March 31, 2022 was $150.4 million, and included primarily the following:

•net repayments of debt borrowings during the period of $116.8 million, which included the net effect of repaying a portion of a term loan facility using property sale proceeds, offset in part by net borrowings under our Revolving Credit Facility to fund property development; and
•dividends to common shareholders of $30.9 million.

Supplemental Guarantor Information

As of March 31, 2023, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $15.2 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $482.0 million as of March 31, 2023.

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
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $75 million during the remainder of 2023);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2023 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs, the fundings for which are discussed below.

During the remainder of 2023, we expect to spend approximately $205 million on development costs, most of which was contractually obligated as of March 31, 2023; we expect to fund these cash requirements using, in part, remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially. We have no debt balloon payments for the remainder of 2023.

Beyond 2023, we expect to continue to actively develop and redevelop properties and fund using, in part, remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2023, we were compliant with these covenants.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.

The following table sets forth as of March 31, 2023 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,857	$29,443	$1,302	$436,140	$—	$1,400,000	$1,868,742
Weighted average interest rate	3.83%	4.42%	3.23%	2.38%	—%	2.58%	2.56%
Variable rate debt (2)	$405	$540	$22,415	$253,160	$—	$—	$276,520
Weighted average interest rate (3)	6.19%	6.19%	6.23%	5.96%	—%	—%	5.99%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $22.3 million.
(2)As of March 31, 2023, maturities in 2026 included $118.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of March 31, 2023 for variable rate debt.

The fair value of our debt was $1.8 billion as of March 31, 2023.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $85 million as of March 31, 2023.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2023 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $278,000 in the three months ended March 31, 2023 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.         Risk Factors

 There have been no material changes to the risk factors included in our 2022 Annual Report on Form 10-K.

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
10.1
Confidential Post-Resignation Consulting Agreement and Release between Corporate Office Properties, L.P. and Todd W. Hartman, dated March 1, 2023 (filed with the Company's Current Report on Form 8-K dated March 2, 2023 and incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	May 3, 2023	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	May 3, 2023	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer