Form 10-Q
period 2023-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2023-08-02
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
CORPORATE OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	OFC	New York Stock Exchange

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

As of July 21, 2023, 112,534,746 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Properties, net:
Operating properties, net	$3,272,670	$3,258,899
Projects in development or held for future development	399,565	297,499
Total properties, net	3,672,235	3,556,398
Property - operating right-of-use assets	41,652	37,020
Assets held for sale, net	—	161,286
Cash and cash equivalents	14,273	12,337
Investment in unconsolidated real estate joint ventures	41,928	21,460
Accounts receivable, net	47,363	43,334
Deferred rent receivable	136,382	125,147
Lease incentives, net	59,541	49,757
Deferred leasing costs (net of accumulated amortization of $37,451 and $35,270, respectively)	69,218	69,339
Investing receivables (net of allowance for credit losses of $3,250 and $2,794, respectively)	86,708	84,621
Prepaid expenses and other assets, net	77,046	96,576
Total assets	$4,246,346	$4,257,275
Liabilities and equity
Liabilities:
Debt, net	$2,176,174	$2,231,794
Accounts payable and accrued expenses	135,784	157,998
Rents received in advance and security deposits	32,021	30,016
Dividends and distributions payable	32,636	31,400
Deferred revenue associated with operating leases	9,199	11,004
Property - operating lease liabilities	33,923	28,759
Other liabilities	27,699	18,556
Total liabilities	2,447,436	2,509,527
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,215	26,293
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,538,555 at June 30, 2023 and 112,423,893 at December 31, 2022)	1,125	1,124
Additional paid-in capital	2,486,996	2,486,116
Cumulative distributions in excess of net income	(762,617)	(807,508)
Accumulated other comprehensive income	5,224	2,071
Total shareholders’ equity	1,730,728	1,681,803
Noncontrolling interests in subsidiaries:
Common units in Corporate Office Properties, L.P. (“COPLP”)	29,563	25,808
Other consolidated entities	16,404	13,844
Noncontrolling interests in subsidiaries	45,967	39,652
Total equity	1,776,695	1,721,455
Total liabilities, redeemable noncontrolling interests and equity	$4,246,346	$4,257,275

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Lease revenue	$153,682	$142,277	$304,242	$283,666
Other property revenue	1,271	969	2,392	1,860
Construction contract and other service revenues	14,243	42,557	30,063	95,757
Total revenues	169,196	185,803	336,697	381,283
Operating expenses
Property operating expenses	61,600	54,116	121,020	111,297
Depreciation and amortization associated with real estate operations	37,600	34,812	74,595	69,076
Construction contract and other service expenses	13,555	41,304	28,756	92,954
General, administrative, leasing and other expenses	10,358	9,056	20,848	18,383
Total operating expenses	123,113	139,288	245,219	291,710
Interest expense	(16,519)	(14,808)	(32,961)	(29,232)
Interest and other income, net	2,143	1,593	4,399	3,802
Gain on sales of real estate	14	(19)	49,392	(4)
Loss on early extinguishment of debt	—	—	—	(342)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	31,721	33,281	112,308	63,797
Equity in income of unconsolidated entities	111	318	47	1,206
Income tax expense	(190)	(4)	(315)	(157)
Income from continuing operations	31,642	33,595	112,040	64,846
Discontinued operations	—	—	—	29,573
Net income	31,642	33,595	112,040	94,419
Net income attributable to noncontrolling interests:
Common units in COPLP	(516)	(496)	(1,809)	(1,352)
Other consolidated entities	(839)	(789)	(1,165)	(1,438)
Net income attributable to common shareholders	$30,287	$32,310	$109,066	$91,629

Basic earnings per common share: (1)
Income from continuing operations	$0.27	$0.29	$0.97	$0.55
Discontinued operations	—	—	—	0.26
Net income attributable to common shareholders	$0.27	$0.29	$0.97	$0.81
Diluted earnings per common share: (1)
Income from continuing operations	$0.27	$0.29	$0.96	$0.55
Discontinued operations	—	—	—	0.26
Net income attributable to common shareholders	$0.27	$0.29	$0.96	$0.81
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$31,642	$33,595	$112,040	$94,419
Other comprehensive income:
Unrealized income on interest rate derivatives	4,989	1,008	4,774	3,545
Reclassification adjustments on interest rate derivatives recognized in interest expense	(974)	754	(1,565)	1,757
Total other comprehensive income	4,015	1,762	3,209	5,302
Comprehensive income	35,657	35,357	115,249	99,721
Comprehensive income attributable to noncontrolling interests	(1,499)	(1,405)	(3,030)	(3,227)
Comprehensive income attributable to common shareholders	$34,158	$33,952	$112,219	$96,494

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2022
Balance at March 31, 2022 (112,418,811 common shares outstanding)	$1,124	$2,479,119	$(828,473)	$164	$38,602	$1,690,536
Redemption of common units	—	—	—	—	(164)	(164)
Share-based compensation (5,860 shares issued, net of redemptions)	—	1,007	—	—	1,370	2,377
Redemption of vested equity awards	—	(61)	—	—	—	(61)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,036	—	—	(1,036)	—
Comprehensive income	—	—	32,310	1,642	666	34,618
Dividends	—	—	(30,913)	—	—	(30,913)
Distributions to owners of common units in COPLP	—	—	—	—	(472)	(472)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	38	—	—	—	38
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951

For the Three Months Ended June 30, 2023
Balance at March 31, 2023 (112,513,857 common shares outstanding)	$1,125	$2,484,501	$(760,820)	$1,353	$42,655	$1,768,814
Redemption of common units	—	—	—	—	(81)	(81)
Share-based compensation (24,698 shares issued, net of redemptions)	—	981	—	—	1,382	2,363
Redemption of vested equity awards	—	(38)	—	—	—	(38)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	1,040	—	—	(1,040)	—
Comprehensive income	—	—	30,287	3,871	936	35,094
Dividends	—	—	(32,084)	—	—	(32,084)
Distributions to owners of common units in COPLP	—	—	—	—	(548)	(548)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	512	—	—	—	512
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(376)	(376)
Share-based compensation (97,138 shares issued, net of redemptions)	1	2,021	—	—	2,656	4,678
Redemption of vested equity awards	—	(1,120)	—	—	—	(1,120)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,378)	—	—	1,378	—
Comprehensive income	—	—	91,629	4,865	1,921	98,415
Dividends	—	—	(61,842)	—	—	(61,842)
Distributions to owners of common units in COPLP	—	—	—	—	(941)	(941)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	77	—	—	—	77
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951

For the Six Months Ended June 30, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(454)	(454)
Share-based compensation (114,662 shares issued, net of redemptions)	1	2,040	—	—	2,136	4,177
Redemption of vested equity awards	—	(1,151)	—	—	—	(1,151)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	(1,302)	—	—	1,302	—
Comprehensive income	—	—	109,066	3,153	1,768	113,987
Dividends	—	—	(64,175)	—	—	(64,175)
Distributions to owners of common units in COPLP	—	—	—	—	(1,092)	(1,092)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,293	—	—	—	1,293
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Revenues from real estate operations received	$311,501	$285,858
Construction contract and other service revenues received	31,479	90,663
Property operating expenses paid	(101,842)	(99,512)
Construction contract and other service expenses paid	(31,982)	(88,833)
General, administrative, leasing and other expenses paid	(18,516)	(17,782)
Interest expense paid	(29,975)	(26,732)
Lease incentives paid	(16,457)	(7,739)
Other	(3,295)	2,797
Net cash provided by operating activities	140,913	138,720
Cash flows from investing activities
Development and redevelopment of properties	(145,395)	(142,862)
Tenant improvements on operating properties	(43,642)	(16,734)
Other capital improvements on operating properties	(8,034)	(21,590)
Proceeds from sale of properties	189,506	220,780
Leasing costs paid	(9,120)	(4,121)
Other	251	(565)
Net cash (used in) provided by investing activities	(16,434)	34,908
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	197,000	329,000
Repayments of debt
Revolving Credit Facility	(237,000)	(224,000)
Term loan facility	—	(200,000)
Scheduled principal amortization	(1,536)	(1,618)
Other debt repayments	(15,902)	—
Common share dividends paid	(63,016)	(61,814)
Other	(4,222)	(6,865)
Net cash used in financing activities	(124,676)	(165,297)
Net (decrease) increase in cash and cash equivalents and restricted cash	(197)	8,331
Cash and cash equivalents and restricted cash
Beginning of period	16,509	17,316
End of period	$16,312	$25,647

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$112,040	$94,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	75,806	70,235
Amortization of deferred financing costs and net debt discounts	2,500	2,351
Increase in deferred rent receivable	(12,771)	(11,603)
Gain on sales of real estate	(49,392)	(28,560)
Share-based compensation	3,946	4,301
Other	(1,603)	(2,207)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,029)	9,374
Decrease in lease incentives and prepaid expenses and other assets, net	8,389	8,407
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,022	(3,480)
Increase (decrease) in rents received in advance and security deposits	2,005	(4,517)
Net cash provided by operating activities	$140,913	$138,720
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,337	$13,262
Restricted cash at beginning of period	4,172	4,054
Cash and cash equivalents and restricted cash at beginning of period	$16,509	$17,316

Cash and cash equivalents at end of period	$14,273	$20,735
Restricted cash at end of period	2,039	4,912
Cash and cash equivalents and restricted cash at end of period	$16,312	$25,647
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(17,627)	$(6,222)
Recognition of operating right-of-use assets and related lease liabilities	$6,697	$683
Recognition of finance right-of-use assets and related lease liabilities	$434	$—
Investment in unconsolidated real estate joint venture retained in property disposition	$21,121	$—
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$3,209	$5,072
Dividends/distributions payable	$32,636	$31,400
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$1,302	$1,378
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(1,293)	$(77)
Reclassification of redeemable noncontrolling interests to equity	$2,670	$—

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”). We own, manage, lease, develop and selectively acquire office and data center properties. The majority of our portfolio is in locations that support the United States Government (“USG”) and its contractors, most of whom are engaged in national security, defense and information technology (“IT”) related activities servicing what we believe are growing, durable, priority missions (“Defense/IT Locations”). We also own a portfolio of office properties located in select urban submarkets in the Greater Washington, DC/Baltimore region with durable Class-A office fundamentals and characteristics (“Regional Office”). As of June 30, 2023, our properties included the following:

•194 properties totaling 23.0 million square feet comprised of 17.8 million square feet in 166 office properties and 5.3 million square feet in 28 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
•nine properties under development (five office properties and four data center shells), including one partially-operational property, that will total approximately 1.5 million square feet upon completion; and
•approximately 680 acres of land controlled for future development that we believe could be developed into approximately 9.0 million square feet and approximately 40 acres of other land.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2023, COPT owned 97.9% of the outstanding COPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT carry certain redemption rights. The number of common units owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT common shareholders.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised of mutual funds) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices. The balance of the plan, which was fully funded and totaled $1.8 million as of June 30, 2023, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Marketable securities in deferred compensation plan	$1,822	$—	$—	$1,822
Interest rate derivatives	—	5,840	—	5,840
Total assets	$1,822	$5,840	$—	$7,662
Liabilities: (2)
Deferred compensation plan liability	$—	$1,822	$—	$1,822
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$539,870	$539,809
Buildings and improvements	4,066,866	3,986,524
Less: Accumulated depreciation	(1,334,066)	(1,267,434)
Operating properties, net	$3,272,670	$3,258,899

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue (1)	2023	2022	2023	2022
Fixed	$118,461	$112,691	$234,500	$223,858
Variable	35,221	29,586	69,742	59,808
	$153,682	$142,277	$304,242	$283,666
(1)Excludes lease revenue from discontinued operations of which $1.5 million was fixed and $527,000 was variable for the six months ended June 30, 2022.

Lessee Arrangements

As of June 30, 2023, our balance sheet included $44.3 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2023	December 31, 2022
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$41,652	$37,020
Finance leases - Property	Prepaid expenses and other assets, net	2,603	2,207
Total right-of-use assets		$44,255	$39,227
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$33,923	$28,759
Finance leases - Property	Other liabilities	426	—
Total lease liabilities		$34,349	$28,759

As of June 30, 2023, our operating leases had a weighted average remaining lease term of 47 years and a weighted average discount rate of 7.32%, while our finance leases had a weighted average remaining lease term of ten years and a weighted average discount rate of 9.14%. The table below presents our total property lease costs (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2023	2022	2023	2022
Operating lease cost
Property leases - fixed	Property operating expenses	$1,803	$1,032	$3,338	$2,051
Property leases - variable	Property operating expenses	16	17	33	33
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	19	8	39	16
Interest on lease liabilities	Interest expense	10	—	23	—
		$1,848	$1,057	$3,433	$2,100

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,806	$1,676
Operating cash flows for financing leases	$23	$—
Financing cash flows for financing leases	$9	$—

Payments on property leases were due as follows (in thousands):

	June 30, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023 (1)	$3,242	$30
2024	6,623	61
2025	2,249	63
2026	1,662	65
2027	1,677	67
Thereafter	130,495	366
Total lease payments	145,948	652
Less: Amount representing interest	(112,025)	(226)
Lease liability	$33,923	$426
(1)Represents the six months ending December 31, 2023.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of June 30, 2023 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		June 30, 2023 (1)
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (2)	3/23/2010	85%	Huntsville, Alabama	$661,917	$96,088	$105,280	$51,301
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	167,132	—	1,738	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	100,933	58,171	50,445	49,220
				$929,982	$154,259	$157,463	$100,521
(1)Excludes amounts eliminated in consolidation.
(2)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2023	December 31, 2022
Redshift JV LLC	1/10/2023	10%	3	$21,151	$—
BREIT COPT DC JV LLC	6/20/2019	10%	9	11,096	11,568
Quark JV LLC	12/14/2022	10%	2	6,747	6,758
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,934	3,134
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(1,999)	(1,459)
			24	$39,929	$20,001
(1)Included $41.9 million and $21.5 million reported in “Investment in unconsolidated real estate joint ventures” as of June 30, 2023 and December 31, 2022, respectively, and $2.0 million and $1.5 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.9 million as of June 30, 2023 and $7.0 million as of December 31, 2022 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

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

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Notes receivable from the City of Huntsville	$72,544	$69,703
Other investing loans receivable	17,414	17,712
Amortized cost basis	89,958	87,415
Allowance for credit losses	(3,250)	(2,794)
Investing receivables, net	$86,708	$84,621

The balances above include accrued interest receivable, net of allowance for credit losses, of $2.5 million as of June 30, 2023 and $2.9 million as of December 31, 2022.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of June 30, 2023 carries a stated interest rate of 12.0% and matures in 2024.

The fair value of these receivables was approximately $91 million as of June 30, 2023 and $87 million as of December 31, 2022.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		June 30, 2023
	June 30, 2023	December 31, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$67,415	$84,433	3.82% to 4.62% (2)	2024-2026
Variable rate secured debt	33,106	33,318	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	100,521	117,751
Revolving Credit Facility	171,000	211,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,120	123,948	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	397,071	396,539	2.25% (8)	March 2026
2.00%, $400,000 aggregate principal	397,229	396,988	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	590,664	590,123	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	395,055	394,848	2.90% (11)	December 2033
Unsecured note payable	514	597	0% (12)	May 2026
Total debt, net	$2,176,174	$2,231,794
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.8 million as of June 30, 2023 and $5.4 million as of December 31, 2022.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.10% as of June 30, 2023.
(3)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable rate secured debt as of June 30, 2023 was 2.45%; excluding the effect of these swaps, the weighted average interest rate on this debt as of June 30, 2023 was 6.67%.
(4)The weighted average interest rate on the Revolving Credit Facility was 6.28% as of June 30, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 6.56% as of June 30, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects an unamortized discount totaling $2.4 million as of June 30, 2023 and $2.8 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.48%.
(9)The carrying value of these notes reflects an unamortized discount totaling $2.0 million as of June 30, 2023 and $2.1 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.09%.
(10)The carrying value of these notes reflects an unamortized discount totaling $8.1 million as of June 30, 2023 and $8.5 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 2.94%.
(11)The carrying value of these notes reflects an unamortized discount totaling $4.1 million as of June 30, 2023 and $4.2 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the issuance costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $47,000 as of June 30, 2023 and $65,000 as of December 31, 2022.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed COPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2023, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	June 30, 2023
2023 (1)	$1,516
2024	29,983
2025	23,717
2026	742,300
2027	—
Thereafter	1,400,000
Total	$2,197,516	(2)
(1)Represents the six months ending December 31, 2023.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $21.3 million.

We capitalized interest costs of $1.2 million in the three months ended June 30, 2023, $1.4 million in the three months ended June 30, 2022, $2.0 million in the six months ended June 30, 2023 and $2.9 million in the six months ended June 30, 2022.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,780,019	$1,401,467	$1,778,498	$1,433,561
Other fixed-rate debt	67,929	63,545	85,030	80,330
Variable-rate debt	328,226	328,340	368,266	367,896
	$2,176,174	$1,793,352	$2,231,794	$1,881,787

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2023	December 31, 2022
$10,760	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$811	$806
$22,625	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	1,641	1,825
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	2,545	—
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	843	—
						$5,840	$2,631
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$5,840	$2,631

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives				Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Interest rate derivatives	$4,989	$1,008	$4,774	$3,545	$974	$(754)	$1,565	$(1,757)

Based on the fair value of our derivatives as of June 30, 2023, we estimate that approximately $4.4 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2023, we were not in default with any of these provisions. As of June 30, 2023, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets includes the ownership interests of our partners in LW Redstone Company, LLC and Stevens Investors, LLC due to the partners’ rights to require us to acquire their interests. Effective in June 2023, these rights expired for our Stevens Investors, LLC partners, which resulted in our reclassification of their interests from redeemable noncontrolling interests to the noncontrolling interests in subsidiaries section of equity. The table below sets forth the activity for redeemable noncontrolling interests (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Beginning balance	$26,293	$26,898
Distributions to noncontrolling interests	(1,377)	(1,375)
Net income attributable to noncontrolling interests	1,262	1,306
Adjustments for changes in fair value of interests	(1,293)	(77)
Reclassification of Stevens Investors, LLC interests to equity	(2,670)	—
Ending balance	$22,215	$26,752

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

11.    Equity

As of June 30, 2023, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.285 in the three months ended June 30, 2023, $0.275 in the three months ended June 30, 2022, $0.570 in the six months ended June 30, 2023 and $0.550 in the six months ended June 30, 2022.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Locations
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Locations	Regional Office	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2023
Revenues from real estate operations	$72,176	$19,841	$17,595	$8,118	$12,978	$6,287	$136,995	$15,197	$—	$2,761	$154,953
Property operating expenses	(24,188)	(7,683)	(9,951)	(3,516)	(4,750)	(743)	(50,831)	(8,584)	—	(2,185)	(61,600)
UJV NOI allocable to COPT	—	—	—	—	—	1,671	1,671	—	—	—	1,671
NOI from real estate operations	$47,988	$12,158	$7,644	$4,602	$8,228	$7,215	$87,835	$6,613	$—	$576	$95,024
Additions to long-lived assets	$23,646	$7,957	$—	$309	$2,179	$—	$34,091	$4,554	$—	$162	$38,807
Transfers from non-operating properties	$4,628	$249	$17	$—	$3,935	$1,937	$10,766	$14	$—	$—	$10,780
Three Months Ended June 30, 2022
Revenues from real estate operations	$67,589	$18,103	$15,129	$8,085	$9,308	$9,140	$127,354	$14,121	$—	$1,771	$143,246
Property operating expenses	(23,499)	(6,157)	(7,520)	(3,330)	(3,631)	(1,189)	(45,326)	(7,628)	50	(1,212)	(54,116)
UJV NOI allocable to COPT	—	—	—	—	—	1,080	1,080	—	—	—	1,080
NOI from real estate operations	$44,090	$11,946	$7,609	$4,755	$5,677	$9,031	$83,108	$6,493	$50	$559	$90,210
Additions to long-lived assets	$12,341	$2,541	$—	$650	$224	$—	$15,756	$3,561	$16	$65	$19,398
Transfers from non-operating properties	$768	$918	$521	$(78)	$20,037	$5,673	$27,839	$30	$—	$—	$27,869
Six Months Ended June 30, 2023
Revenues from real estate operations	$141,953	$39,670	$33,200	$16,043	$26,392	$12,979	$270,237	$31,251	$—	$5,146	$306,634
Property operating expenses	(48,708)	(15,255)	(17,896)	(7,059)	(9,386)	(1,337)	(99,641)	(17,435)	—	(3,944)	(121,020)
UJV NOI allocable to COPT	—	—	—	—	—	3,313	3,313	—	—	—	3,313
NOI from real estate operations	$93,245	$24,415	$15,304	$8,984	$17,006	$14,955	$173,909	$13,816	$—	$1,202	$188,927
Additions to long-lived assets	$35,781	$10,355	$62	$1,068	$8,773	$—	$56,039	$7,832	$—	$173	$64,044
Transfers from non-operating properties	$10,409	$487	$45	$2,650	$18,327	$5,248	$37,166	$27	$—	$—	$37,193
Segment assets at June 30, 2023	$1,403,113	$489,404	$191,742	$166,310	$477,334	$325,165	$3,053,068	$542,953	$—	$3,765	$3,599,786
Six Months Ended June 30, 2022
Revenues from real estate operations	$134,803	$36,679	$29,842	$16,254	$18,503	$16,645	$252,726	$29,203	$1,980	$3,597	$287,506
Property operating expenses	(49,283)	(13,026)	(14,592)	(6,801)	(7,366)	(2,199)	(93,267)	(15,558)	(975)	(2,468)	(112,268)
UJV NOI allocable to COPT	—	—	—	—	—	2,160	2,160	—	—	—	2,160
NOI from real estate operations	$85,520	$23,653	$15,250	$9,453	$11,137	$16,606	$161,619	$13,645	$1,005	$1,129	$177,398
Additions to long-lived assets	$24,126	$4,730	$—	$1,390	$459	$—	$30,705	$7,894	$(35)	$66	$38,630
Transfers from non-operating properties	$6,137	$1,237	$939	$6,298	$20,113	$86,876	$121,600	$301	$—	$—	$121,901
Segment assets at June 30, 2022	$1,331,828	$488,597	$196,723	$172,873	$316,008	$435,252	$2,941,281	$534,257	$—	$3,878	$3,479,416

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Segment revenues from real estate operations	$154,953	$143,246	$306,634	$287,506
Construction contract and other service revenues	14,243	42,557	30,063	95,757
Less: Revenues from discontinued operations	—	—	—	(1,980)
Total revenues	$169,196	$185,803	$336,697	$381,283

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Segment property operating expenses	$61,600	$54,116	$121,020	$112,268
Less: Property operating expenses from discontinued operations	—	—	—	(971)
Total property operating expenses	$61,600	$54,116	$121,020	$111,297

The following table reconciles UJV NOI allocable to COPT to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
UJV NOI allocable to COPT	$1,671	$1,080	$3,313	$2,160
Less: Income from UJV allocable to COPT attributable to depreciation and amortization expense and interest expense	(1,559)	(760)	(3,263)	(1,518)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(1)	(2)	(3)	564
Equity in income of unconsolidated entities	$111	$318	$47	$1,206

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Construction contract and other service revenues	$14,243	$42,557	$30,063	$95,757
Construction contract and other service expenses	(13,555)	(41,304)	(28,756)	(92,954)
NOI from service operations	$688	$1,253	$1,307	$2,803

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NOI from real estate operations	$95,024	$90,210	$188,927	$177,398
NOI from service operations	688	1,253	1,307	2,803
Depreciation and other amortization associated with real estate operations	(37,600)	(34,812)	(74,595)	(69,076)
General, administrative, leasing and other expenses	(10,358)	(9,056)	(20,848)	(18,383)
Interest expense	(16,519)	(14,808)	(32,961)	(29,232)
Interest and other income, net	2,143	1,593	4,399	3,802
Gain on sales of real estate	14	(19)	49,392	(4)
Loss on early extinguishment of debt	—	—	—	(342)
Equity in income of unconsolidated entities	111	318	47	1,206
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	(1,671)	(1,080)	(3,313)	(2,160)
Income tax expense	(190)	(4)	(315)	(157)
Revenues from real estate operations from discontinued operations	—	—	—	(1,980)
Property operating expenses from discontinued operations	—	—	—	971
Income from continuing operations	$31,642	$33,595	$112,040	$64,846

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2023	June 30, 2022
Segment assets	$3,599,786	$3,479,416
Operating properties lease liabilities included in segment assets	34,349	29,412
Non-operating property assets	403,969	469,380
Other assets	208,242	206,985
Total consolidated assets	$4,246,346	$4,185,193

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate, loss on early extinguishment of debt and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative, leasing and other expenses, interest and other income, net, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Construction contract revenue:
Firm fixed price	$9,403	$3,257	$15,282	$6,701
Guaranteed maximum price	2,001	36,503	8,744	84,426
Cost-plus fee	2,558	2,255	5,267	3,561
Other	281	542	770	1,069
	$14,243	$42,557	$30,063	$95,757

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Beginning balance	$7,618	$7,193
Ending balance	$8,127	$4,751

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Beginning balance	$22,331	$22,384
Ending balance	$20,494	$29,223

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Beginning balance	$2,867	$2,499
Ending balance	$3,028	$2,363
Portion of beginning balance recognized in revenue during:
Three months ended June 30,	$23	$164
Six months ended June 30,	$100	$190

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2023 that will be recognized as revenue in future periods was $58.6 million, of which we expect to recognize approximately $31 million in the six months ending December 31, 2023 and most of the remainder in 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of June 30, 2023 and December 31, 2022. We had insignificant net credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue for the periods reported herein.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the six months ended June 30, 2023 and 2022 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2022	$2,794	$778	$268	$3,840
Credit loss expense (recoveries) (3)	456	(44)	(107)	305
Write-offs	—	(33)	—	(33)
June 30, 2023	$3,250	$701	$161	$4,112

December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss expense (recoveries) (3)	46	(76)	(61)	(91)
June 30, 2022	$1,645	$981	$852	$3,478
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of June 30, 2023 and December 31, 2022 included $4,000 and $52,000 in the line entitled “accounts receivable, net” and $157,000 and $216,000 in the line entitled “prepaid expenses and other assets, net”, respectively, on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2023 (in thousands):

	Origination Year
	2018 and Earlier	2019	2020	2021	2022	2023	Total
Investing receivables:
Credit risk classification:
Investment grade	$62,619	$—	$1,979	$7,946	$—	$—	$72,544
Non-investment grade	—	—	—	—	17,414	—	17,414
Total	$62,619	$—	$1,979	$7,946	$17,414	$—	$89,958

Tenant notes receivable:
Credit risk classification:
Investment grade	$737	$28	$156	$—	$—	$—	$921
Non-investment grade	169	67	1,500	—	—	—	1,736
Total	$906	$95	$1,656	$—	$—	$—	$2,657
Gross write-offs during the six months ended June 30, 2023	$33	$—	$—	$—	$—	$—	$33

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$5,387	$—	$—	$—	$5,387

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2023.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of June 30, 2023 and December 31, 2022 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the six months ended June 30, 2023 and 2022.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted share activity under our share-based compensation plans for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	325,083	$26.27
Granted	188,311	$25.30
Forfeited	(28,224)	$25.93
Vested	(141,616)	$26.01
Unvested as of June 30, 2023	343,554	$25.87

Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.6 million for the six months ended June 30, 2023.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the six months ended June 30, 2023:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	187,330	$26.19
Granted	100,426	$25.37
Forfeited	(27,182)	$26.46
Vested	(89,633)	$25.95
Unvested as of June 30, 2023	170,941	$25.79

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of TB-PIUs that vested was $2.3 million for the six months ended June 30, 2023.

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

During the six months ended June 30, 2023, 126,890 PB-PIUs were forfeited; these PB-PIUs had a weighted average grant date fair value per target-level award of $31.49.

Based on COPT’s TSR relative to its peer group of companies, for the 2020 PB-PIUs issued to executives that vested on December 31, 2022, we issued 141,152 PIUs in settlement of the PB-PIUs on February 1, 2023.

Deferred Share Awards

During the six months ended June 30, 2023, non-employee Trustees were granted 9,046 deferred share awards with an aggregate grant date fair value of $215,000 ($23.75 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income from continuing operations	$31,642	$33,595	$112,040	$64,846
Income from continuing operations attributable to noncontrolling interests	(1,355)	(1,285)	(2,974)	(2,369)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(115)	(92)	(413)	(204)
Numerator for basic EPS from continuing operations attributable to common shareholders	30,172	32,218	108,653	62,273
Redeemable noncontrolling interests	(51)	(30)	(115)	(69)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	17	17	64	35
Numerator for diluted EPS from continuing operations attributable to common shareholders	30,138	32,205	108,602	62,239
Discontinued operations	—	—	—	29,573
Discontinued operations attributable to noncontrolling interests	—	—	—	(421)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	—	—	(90)
Numerator for diluted EPS on net income attributable to common shareholders	$30,138	$32,205	$108,602	$91,301

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,188	112,082	112,157	112,052
Dilutive effect of redeemable noncontrolling interests	62	126	77	129
Dilutive effect of share-based compensation awards	426	429	418	427
Denominator for diluted EPS (common shares)	112,676	112,637	112,652	112,608

Basic EPS attributable to common shareholders:
Income from continuing operations	$0.27	$0.29	$0.97	$0.55
Discontinued operations	—	—	—	0.26
Net income	$0.27	$0.29	$0.97	$0.81
Diluted EPS attributable to common shareholders:
Income from continuing operations	$0.27	$0.29	$0.96	$0.55
Discontinued operations	—	—	—	0.26
Net income	$0.27	$0.29	$0.96	$0.81

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Conversion of common units	1,514	1,476	1,502	1,430
Conversion of redeemable noncontrolling interests	934	863	953	835

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended June 30, 2023 and 2022 of 412,000 and 404,000, respectively, and for the six months ended June 30, 2023 and 2022 of 405,000 and 401,000, respectively;
•weighted average TB-PIUs for the three months ended June 30, 2023 and 2022 of 170,000 and 191,000, respectively, and for the six months ended June 30, 2023 and 2022 of 176,000 and 182,000, respectively; and
•weighted average vested PIUs for the three and six months ended June 30, 2023 of 170,000 and 137,000, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2023, management believes that it is reasonably possible that we could recognize a loss of up to $4.2 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $29 million as of June 30, 2023. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2023, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2023, we:

•finished the period with our portfolio 93.4% occupied and 94.9% leased;
•achieved a tenant retention rate of 82.7%, which was driven by strong leasing demand for space in our large concentration of Defense/IT Locations that more than offset the effect of lagging demand in our Regional Office properties; and
•sold a 90% interest in three data center shell properties in Northern Virginia for $190.2 million, resulting in a gain on sale of $49.4 million. We used virtually all of the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity available to fund future development.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	June 30, 2023	December 31, 2022
Occupancy rates at period end
Total	93.4%	92.7%
Defense/IT Locations:
Fort Meade/BW Corridor	95.4%	92.7%
NoVA Defense/IT	89.9%	90.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support	86.9%	89.8%
Redstone Arsenal	92.5%	89.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Locations	95.3%	94.1%
Regional Office	74.8%	79.0%
Other	76.5%	75.5%
Annualized rental revenue per occupied square foot at period end	$34.31	$33.16

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2022	23,006	21,327
Vacated upon lease expiration (1)	—	(310)
Occupancy for new leases	—	491
Development placed in service	26	15
Other changes	3	2
June 30, 2023	23,035	21,525
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2023, we leased 1.7 million square feet, including: 495,000 square feet of development leasing; 997,000 square feet of renewal leasing (representing a tenant retention rate of 82.7%); and 187,000 square feet of vacant space leasing.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$31,642	$33,595	$112,040	$94,419
Construction contract and other service revenues	(14,243)	(42,557)	(30,063)	(95,757)
Depreciation and other amortization associated with real estate operations	37,600	34,812	74,595	69,076
Construction contract and other service expenses	13,555	41,304	28,756	92,954
General, administrative, leasing and other expenses	10,358	9,056	20,848	18,383
Interest expense	16,519	14,808	32,961	29,232
Interest and other income, net	(2,143)	(1,593)	(4,399)	(3,802)
Gain on sales of real estate from continuing operations	(14)	19	(49,392)	4
Loss on early extinguishment of debt	—	—	—	342
Equity in income of unconsolidated entities	(111)	(318)	(47)	(1,206)
UJV NOI allocable to COPT included in equity in income of unconsolidated entities	1,671	1,080	3,313	2,160
Income tax expense	190	4	315	157
Discontinued operations	—	—	—	(29,573)
Revenues from real estate operations from discontinued operations	—	—	—	1,980
Property operating expenses from discontinued operations	—	—	—	(971)
NOI from real estate operations	$95,024	$90,210	$188,927	$177,398

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$154,953	$143,246	$11,707
Construction contract and other service revenues	14,243	42,557	(28,314)
Total revenues	169,196	185,803	(16,607)
Operating expenses
Property operating expenses	61,600	54,116	7,484
Depreciation and amortization associated with real estate operations	37,600	34,812	2,788
Construction contract and other service expenses	13,555	41,304	(27,749)
General, administrative, leasing and other expenses	10,358	9,056	1,302
Total operating expenses	123,113	139,288	(16,175)
Interest expense	(16,519)	(14,808)	(1,711)
Interest and other income, net	2,143	1,593	550
Gain on sales of real estate	14	(19)	33
Equity in income of unconsolidated entities	111	318	(207)
Income tax expense	(190)	(4)	(186)
Net income	$31,642	$33,595	$(1,953)

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$140,915	$134,150	$6,765
Lease termination revenue, net	1,059	399	660
Collectability recovery (loss) provisions included in lease revenue	168	(727)	895
Other property revenue	1,242	935	307
Same Properties total revenues	143,384	134,757	8,627
Developed and redeveloped properties placed in service	9,574	2,353	7,221
Dispositions, net of retained interest in newly-formed UJVs	2	5,007	(5,005)
Other	1,993	1,129	864
	154,953	143,246	11,707
Property operating expenses
Same Properties	(58,203)	(52,230)	(5,973)
Developed and redeveloped properties placed in service	(1,577)	(264)	(1,313)
Dispositions, net of retained interest in newly-formed UJVs	(3)	(718)	715
Other	(1,817)	(904)	(913)
	(61,600)	(54,116)	(7,484)

UJV NOI allocable to COPT
Same Properties	1,073	1,080	(7)
Retained interest in newly-formed UJVs	598	—	598
	1,671	1,080	591

NOI from real estate operations
Same Properties	86,254	83,607	2,647
Developed and redeveloped properties placed in service	7,997	2,089	5,908
Dispositions, net of retained interest in newly-formed UJVs	597	4,289	(3,692)
Other	176	225	(49)
	$95,024	$90,210	$4,814

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$79,242	$76,781	$2,461
Regional Office	6,613	6,493	120
Other	399	333	66
	$86,254	$83,607	$2,647

Same Properties rent statistics
Average occupancy rate	92.3%	91.1%	1.2%
Average straight-line rent per occupied square foot (1)	$6.77	$6.73	$0.04
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Properties pool consisted of 180 properties, comprising 89.5% of our portfolio’s square footage as of June 30, 2023. This pool of properties changed from the pool used for purposes of comparing 2022 and 2021 in our 2022 Annual Report on Form 10-K due to the: addition of seven properties placed in service and 100% operational on or before January 1, 2022 and two properties owned through an unconsolidated real estate joint venture that was formed in 2021; and removal of three properties in which we sold a 90% interest in 2023.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties pool was due in large part to additional revenue in the current period resulting from higher occupancy and the commencement of tenant expense reimbursements on certain recently commenced leases;
•developed and redeveloped properties placed in service reflects the effect of nine properties placed in service in 2022 and 2023; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023 and two in 2022.

NOI from Service Operations

	For the Three Months Ended June 30,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$14,243	$42,557	$(28,314)
Construction contract and other service expenses	(13,555)	(41,304)	27,749
NOI from service operations	$688	$1,253	$(565)

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

General, Administrative, Leasing and Other Expenses

General, administrative, leasing and other expenses increased primarily due to higher compensation-related expenses in the current period.

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

Comparison of Statements of Operations for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended June 30,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$306,634	$285,526	$21,108
Construction contract and other service revenues	30,063	95,757	(65,694)
Total revenues	336,697	381,283	(44,586)
Operating expenses
Property operating expenses	121,020	111,297	9,723
Depreciation and amortization associated with real estate operations	74,595	69,076	5,519
Construction contract and other service expenses	28,756	92,954	(64,198)
General, administrative, leasing and other expenses	20,848	18,383	2,465
Total operating expenses	245,219	291,710	(46,491)
Interest expense	(32,961)	(29,232)	(3,729)
Interest and other income, net	4,399	3,802	597
Gain on sales of real estate	49,392	(4)	49,396
Loss on early extinguishment of debt	—	(342)	342
Equity in income of unconsolidated entities	47	1,206	(1,159)
Income tax expense	(315)	(157)	(158)
Income from continuing operations	112,040	64,846	47,194
Discontinued operations	—	29,573	(29,573)
Net income	$112,040	$94,419	$17,621

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Properties revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$279,889	$268,923	$10,966
Lease termination revenue, net	2,280	620	1,660
Collectability loss provisions included in lease revenue	(1,000)	(727)	(273)
Other property revenue	2,326	1,794	532
Same Properties total revenues	283,495	270,610	12,885
Developed and redeveloped properties placed in service	19,088	2,760	16,328
Dispositions, net of retained interest in newly-formed UJVs	401	11,840	(11,439)
Other	3,650	2,296	1,354
	306,634	287,506	19,128
Property operating expenses
Same Properties	(114,938)	(107,737)	(7,201)
Developed and redeveloped properties placed in service	(2,805)	(338)	(2,467)
Dispositions, net of retained interest in newly-formed UJVs	(57)	(2,387)	2,330
Other	(3,220)	(1,806)	(1,414)
	(121,020)	(112,268)	(8,752)

UJV NOI allocable to COPT
Same Properties	2,149	2,160	(11)
Retained interest in newly-formed UJVs	1,164	—	1,164
	3,313	2,160	1,153

NOI from real estate operations
Same Properties	170,706	165,033	5,673
Developed and redeveloped properties placed in service	16,283	2,422	13,861
Dispositions, net of retained interest in newly-formed UJVs	1,508	9,453	(7,945)
Other	430	490	(60)
	$188,927	$177,398	$11,529

Same Properties NOI from real estate operations by segment
Defense/IT Locations	$156,118	$150,750	$5,368
Regional Office	13,816	13,645	171
Other	772	638	134
	$170,706	$165,033	$5,673

Same Properties rent statistics
Average occupancy rate	92.2%	91.1%	1.1%
Average straight-line rent per occupied square foot (1)	$13.50	$13.48	$0.02
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

NOI from Service Operations

	For the Six Months Ended June 30,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$30,063	$95,757	$(65,694)
Construction contract and other service expenses	(28,756)	(92,954)	64,198
NOI from service operations	$1,307	$2,803	$(1,496)

Construction contract and other service revenue and expenses decreased in the current period due primarily to a lower volume of construction activity for one of our tenants.

General, Administrative, Leasing and Other Expenses

General, administrative, leasing and other expenses increased primarily due to higher compensation-related expenses in the current period.

Interest Expense

Refer to our explanation above for the three-month periods.

Gain on Sales of Real Estate

The gain on sales of real estate recognized in the current period was due to our sale of a 90% interest in three data center shell properties.

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

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  We believe that net income is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO (which includes discontinued operations) is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars and shares in thousands, except per share data)
Net income	$31,642	$33,595	$112,040	$94,419
Real estate-related depreciation and amortization	37,600	34,812	74,595	69,076
Gain on sales of real estate	(14)	19	(49,392)	(28,560)
Depreciation and amortization on UJVs allocable to COPT	805	525	1,606	1,051
FFO	70,033	68,951	138,849	135,986
FFO allocable to other noncontrolling interests	(1,239)	(1,178)	(1,947)	(2,220)
Basic FFO allocable to share-based compensation awards	(480)	(357)	(946)	(719)
Basic FFO available to common share and common unit holders	68,314	67,416	135,956	133,047
Redeemable noncontrolling interests	(28)	4	(58)	(2)
Diluted FFO adjustments allocable to share-based compensation awards	37	27	76	54
Diluted FFO available to common share and common unit holders	68,323	67,447	135,974	133,099
Loss on early extinguishment of debt	—	—	—	342
Executive transition costs	248	137	248	137
Diluted FFO comparability adjustments allocable to share-based compensation awards	(2)	—	(2)	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$68,569	$67,584	$136,220	$133,576

Weighted average common shares	112,188	112,082	112,157	112,052
Conversion of weighted average common units	1,514	1,476	1,502	1,430
Weighted average common shares/units - Basic FFO per share	113,702	113,558	113,659	113,482
Dilutive effect of share-based compensation awards	426	429	418	427
Redeemable noncontrolling interests	62	126	77	129
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,190	114,113	114,154	114,038

Diluted EPS	$0.27	$0.29	$0.96	$0.81
Diluted FFO per share	$0.60	$0.59	$1.19	$1.17
Diluted FFO per share, as adjusted for comparability	$0.60	$0.59	$1.19	$1.17

Denominator for diluted EPS	112,676	112,637	112,652	112,608
Weighted average common units	1,514	1,476	1,502	1,430
Denominator for diluted FFO per share and as adjusted for comparability	114,190	114,113	114,154	114,038

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2023 (in thousands):

Development	$139,267
Tenant improvements on operating properties (1)	38,570
Capital improvements on operating properties	4,907
$182,744
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $2.2 million when comparing the six months ended June 30, 2023 and 2022, which included the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, offset in part by higher payments for lease incentives in the current period.

Net cash flow from investing activities decreased $51.3 million when comparing the six months ended June 30, 2023 and 2022 due in large part to lower proceeds from properties sold in the current period (which included our sale of a 90% interest in three data center shells) relative to the prior period (which included the sale of our wholesale data center) and higher cash outlays for tenant improvements on operating properties in the current period.

Net cash flow used in financing activities in the six months ended June 30, 2023 was $124.7 million, and included primarily the following:

•net repayments of debt borrowings during the period of $57.4 million, most of which resulted from the net paydown of our Revolving Credit Facility primarily using property sale proceeds; and
•dividends to common shareholders of $63.0 million.

Net cash flow used in financing activities in the six months ended June 30, 2022 was $165.3 million, and included primarily the following:

•net repayments of debt borrowings during the period of $96.6 million, which included the net effect of repaying a portion of a term loan facility using property sale proceeds, offset in part by net borrowings under our Revolving Credit Facility to fund property development; and
•dividends to common shareholders of $61.8 million.

Supplemental Guarantor Information

As of June 30, 2023, COPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are COPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of COPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to COPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of COPLP's subsidiaries. COPT fully and unconditionally guarantees COPLP’s obligations under these notes. COPT’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT. COPT itself does not hold any indebtedness, and its only material asset is its investment in COPLP.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $14.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $429.0 million as of June 30, 2023.

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
•construction contract expenses;
•general, administrative and leasing expenses;
•debt service, including interest expense;
•property development/redevelopment costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $45 million during the remainder of 2023);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2023 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs, the fundings for which are discussed below.

During the remainder of 2023, we expect to spend approximately $130 million on development costs, most of which was contractually obligated as of June 30, 2023; we expect to fund these cash requirements using, in part, remaining cash flow from operations, with the balance initially funded primarily using borrowings under our Revolving Credit Facility. We have no debt balloon payments for the remainder of 2023.

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

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2023, we were compliant with these covenants.

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

The following table sets forth as of June 30, 2023 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,246	$29,443	$1,302	$436,140	$—	$1,400,000	$1,868,131
Weighted average interest rate	3.83%	4.42%	3.23%	2.38%	—%	2.58%	2.56%
Variable rate debt (2)	$270	$540	$22,415	$306,160	$—	$—	$329,385
Weighted average interest rate (3)	6.66%	6.66%	6.71%	6.40%	—%	—%	6.42%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $21.3 million.
(2)As of June 30, 2023, maturities in 2026 included $171.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of June 30, 2023 for variable rate debt.

The fair value of our debt was $1.8 billion as of June 30, 2023.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $79 million as of June 30, 2023.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2023 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $489,000 in the six months ended June 30, 2023 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	August 2, 2023	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	August 2, 2023	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer