Form 10-Q
period 2023-09-30
COPT DEFENSE PROPERTIES
filed 2023-11-03
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

CORPORATE OFFICE PROPERTIES TRUST
(Former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of October 23, 2023, 112,546,290 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Properties, net:
Operating properties, net	$3,148,434	$3,258,899
Projects in development or held for future development	319,763	297,499
Total properties, net	3,468,197	3,556,398
Property - operating right-of-use assets	40,487	37,020
Assets held for sale, net	—	161,286
Cash and cash equivalents	204,238	12,337
Investment in unconsolidated real estate joint ventures	41,495	21,460
Accounts receivable, net	40,211	43,334
Deferred rent receivable	142,041	125,147
Lease incentives, net	60,506	49,757
Deferred leasing costs (net of accumulated amortization of $39,298 and $35,270, respectively)	68,033	69,339
Investing receivables (net of allowance for credit losses of $3,623 and $2,794, respectively)	87,535	84,621
Prepaid expenses and other assets, net	86,514	96,576
Total assets	$4,239,257	$4,257,275
Liabilities and equity
Liabilities:
Debt, net	$2,415,783	$2,231,794
Accounts payable and accrued expenses	135,605	157,998
Rents received in advance and security deposits	32,063	30,016
Dividends and distributions payable	32,645	31,400
Deferred revenue associated with operating leases	24,590	11,004
Property - operating lease liabilities	32,940	28,759
Other liabilities	17,936	18,556
Total liabilities	2,691,562	2,509,527
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	21,822	26,293
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,547,846 at September 30, 2023 and 112,423,893 at December 31, 2022)	1,125	1,124
Additional paid-in capital	2,489,717	2,486,116
Cumulative distributions in excess of net income	(1,010,885)	(807,508)
Accumulated other comprehensive income	6,094	2,071
Total shareholders’ equity	1,486,051	1,681,803
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	25,337	25,808
Other consolidated entities	14,485	13,844
Noncontrolling interests in subsidiaries	39,822	39,652
Total equity	1,525,873	1,721,455
Total liabilities, redeemable noncontrolling interests and equity	$4,239,257	$4,257,275

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Lease revenue	$155,268	$146,481	$459,510	$430,147
Other property revenue	1,339	1,206	3,731	3,066
Construction contract and other service revenues	11,949	34,813	42,012	130,570
Total revenues	168,556	182,500	505,253	563,783
Operating expenses
Property operating expenses	61,788	57,663	182,808	168,960
Depreciation and amortization associated with real estate operations	37,620	35,247	112,215	104,323
Construction contract and other service expenses	11,493	33,555	40,249	126,509
Impairment losses	252,797	—	252,797	—
General, administrative, leasing and other expenses	10,576	9,450	31,424	27,833
Total operating expenses	374,274	135,915	619,493	427,625
Interest expense	(17,798)	(15,123)	(50,759)	(44,355)
Interest and other income, net	2,529	597	6,928	4,399
Gain on sales of real estate	—	16	49,392	12
Loss on early extinguishment of debt	—	—	—	(342)
(Loss) income from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	(220,987)	32,075	(108,679)	95,872
Equity in (loss) income of unconsolidated entities	(68)	308	(21)	1,514
Income tax expense	(152)	(67)	(467)	(224)
(Loss) income from continuing operations	(221,207)	32,316	(109,167)	97,162
Discontinued operations	—	—	—	29,573
Net (loss) income	(221,207)	32,316	(109,167)	126,735
Net loss (income) attributable to noncontrolling interests:
Common units in CDPLP	3,691	(476)	1,882	(1,828)
Other consolidated entities	1,329	(919)	164	(2,357)
Net (loss) income attributable to common shareholders	$(216,187)	$30,921	$(107,121)	$122,550

Basic earnings per common share: (1)
(Loss) income from continuing operations	$(1.94)	$0.28	$(0.96)	$0.83
Discontinued operations	—	—	—	0.26
Net (loss) income attributable to common shareholders	$(1.94)	$0.28	$(0.96)	$1.09
Diluted earnings per common share: (1)
(Loss) income from continuing operations	$(1.94)	$0.27	$(0.96)	$0.83
Discontinued operations	—	—	—	0.25
Net (loss) income attributable to common shareholders	$(1.94)	$0.27	$(0.96)	$1.08
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(221,207)	$32,316	$(109,167)	$126,735
Other comprehensive income:
Unrealized income on interest rate derivatives	2,042	1,101	6,816	4,646
Reclassification adjustments on interest rate derivatives recognized in interest expense	(1,146)	(77)	(2,711)	1,680
Total other comprehensive income	896	1,024	4,105	6,326
Comprehensive (loss) income	(220,311)	33,340	(105,062)	133,061
Comprehensive loss (income) attributable to noncontrolling interests	4,994	(1,593)	1,964	(4,820)
Comprehensive (loss) income attributable to common shareholders	$(215,317)	$31,747	$(103,098)	$128,241

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2022
Balance at June 30, 2022 (112,424,671 common shares outstanding)	$1,124	$2,481,139	$(827,076)	$1,806	$38,958	$1,695,951
Redemption of common units	—	—	—	—	(86)	(86)
Share-based compensation (1,408 shares redeemed, net of issuances)	—	1,045	—	—	1,389	2,434
Redemption of vested equity awards	—	(48)	—	—	—	(48)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,301	—	—	(1,301)	—
Comprehensive income	—	—	30,921	826	799	32,546
Dividends	—	—	(30,917)	—	—	(30,917)
Distributions to owners of common units in CDPLP	—	—	—	—	(471)	(471)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,265	—	—	—	1,265
Balance at September 30, 2022 (112,423,263 common shares outstanding)	$1,124	$2,484,702	$(827,072)	$2,632	$39,280	$1,700,666

For the Three Months Ended September 30, 2023
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695
Redemption of common units	—	—	—	—	(86)	(86)
Share-based compensation (9,291 shares issued, net of redemptions)	—	1,052	—	—	1,407	2,459
Redemption of vested equity awards	—	(48)	—	—	—	(48)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,324	—	—	(1,324)	—
Comprehensive (loss) income	—	—	(216,187)	870	(5,588)	(220,905)
Dividends	—	—	(32,081)	—	—	(32,081)
Distributions to owners of common units in CDPLP	—	—	—	—	(547)	(547)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	393	—	—	—	393
Balance at September 30, 2023 (112,547,846 common shares outstanding)	$1,125	$2,489,717	$(1,010,885)	$6,094	$39,822	$1,525,873

See accompanying notes to consolidated financial statements.

COPT Defense Properties Trust and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(462)	(462)
Share-based compensation (95,730 shares issued, net of redemptions)	1	3,066	—	—	4,045	7,112
Redemption of vested equity awards	—	(1,168)	—	—	—	(1,168)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(77)	—	—	77	—
Comprehensive income	—	—	122,550	5,691	2,720	130,961
Dividends	—	—	(92,759)	—	—	(92,759)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,412)	(1,412)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,342	—	—	—	1,342
Balance at September 30, 2022 (112,423,263 common shares outstanding)	$1,124	$2,484,702	$(827,072)	$2,632	$39,280	$1,700,666

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(540)	(540)
Share-based compensation (123,953 shares issued, net of redemptions)	1	3,092	—	—	3,543	6,636
Redemption of vested equity awards	—	(1,199)	—	—	—	(1,199)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	22	—	—	(22)	—
Comprehensive (loss) income	—	—	(107,121)	4,023	(3,820)	(106,918)
Dividends	—	—	(96,256)	—	—	(96,256)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,639)	(1,639)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(22)	(22)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,686	—	—	—	1,686
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at September 30, 2023 (112,547,846 common shares outstanding)	$1,125	$2,489,717	$(1,010,885)	$6,094	$39,822	$1,525,873

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Revenues from real estate operations received	$476,679	$431,447
Construction contract and other service revenues received	59,245	130,710
Property operating expenses paid	(183,061)	(179,306)
Construction contract and other service expenses paid	(51,220)	(128,428)
General, administrative, leasing and other expenses paid	(24,739)	(24,630)
Interest expense paid	(42,829)	(37,561)
Lease incentives paid	(21,072)	(8,360)
Sales-type lease costs paid	(7,236)	—
Other	3,869	3,262
Net cash provided by operating activities	209,636	187,134
Cash flows from investing activities
Development and redevelopment of properties	(211,100)	(223,298)
Tenant improvements on operating properties	(57,020)	(22,550)
Other capital improvements on operating properties	(13,310)	(28,705)
Proceeds from sale of properties	189,506	220,810
Investing receivables funded	(213)	(19,000)
Leasing costs paid	(10,698)	(10,544)
Other	988	852
Net cash used in investing activities	(101,847)	(82,435)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	291,000	451,000
Unsecured senior notes	336,375	—
Repayments of debt
Revolving Credit Facility	(427,000)	(254,000)
Term loan facility	—	(200,000)
Scheduled principal amortization	(2,289)	(2,469)
Other debt repayments	(15,902)	—
Common share dividends paid	(95,095)	(92,731)
Other	(6,055)	(7,417)
Net cash provided by (used in) financing activities	81,034	(105,617)
Net increase (decrease) in cash and cash equivalents and restricted cash	188,823	(918)
Cash and cash equivalents and restricted cash
Beginning of period	16,509	17,316
End of period	$205,332	$16,398

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(109,167)	$126,735
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	114,041	106,084
Impairment losses	252,797	—
Amortization of deferred financing costs and net debt discounts	3,889	3,503
Increase in deferred rent receivable	(2,899)	(13,660)
Gain on sales of real estate	(49,392)	(28,576)
Share-based compensation	6,226	6,542
Other	(2,382)	(2,238)
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,111	2,098
Increase in lease incentives and prepaid expenses and other assets, net	(3,199)	(7,646)
Decrease in accounts payable, accrued expenses and other liabilities	(5,436)	(2,502)
Increase (decrease) in rents received in advance and security deposits	2,047	(3,206)
Net cash provided by operating activities	$209,636	$187,134
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$12,337	$13,262
Restricted cash at beginning of period	4,172	4,054
Cash and cash equivalents and restricted cash at beginning of period	$16,509	$17,316

Cash and cash equivalents at end of period	$204,238	$12,643
Restricted cash at end of period	1,094	3,755
Cash and cash equivalents and restricted cash at end of period	$205,332	$16,398
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(18,931)	$(21,401)
Recognition of operating right-of-use assets and related lease liabilities	$6,714	$683
Recognition of finance right-of-use assets and related lease liabilities	$434	$—
Investment in unconsolidated real estate joint venture retained in property disposition	$21,121	$—
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$4,105	$5,901
Dividends/distributions payable	$32,645	$31,407
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(22)	$77
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(1,686)	$(1,342)
Reclassification of redeemable noncontrolling interests to equity	$2,670	$—

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“CDP”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. In September 2023, we changed our name from Corporate Office Properties Trust to COPT Defense Properties to better describe our investment strategy’s focus on locations serving our country’s priority defense activities. As of September 30, 2023, our Defense/IT Portfolio included:

•188 operating properties totaling 21.3 million square feet comprised of 15.8 million square feet in 159 office properties and 5.5 million square feet in 29 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
•six properties under development (three office properties and three data center shells) that will total approximately 971,000 square feet upon completion; and
•approximately 670 acres of land controlled that we believe could be developed into approximately 8.1 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of September 30, 2023.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which CDP is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”). In September 2023, we changed CDPLP’s name from Corporate Office Properties, L.P. to COPT Defense Properties, L.P.

Equity interests in CDPLP are in the form of common and preferred units. As of September 30, 2023, CDP owned 97.9% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by CDP carry certain redemption rights. The number of common units owned by CDP is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of CDP, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of CDP common shareholders.

In September 2023, the ticker symbol under which our common shares are publicly traded on the New York Stock Exchange (“NYSE”) changed from “OFC” to “CDP”.

2.    Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of CDP, the Operating Partnership, their subsidiaries and other entities in which CDP has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary of such entities.  We eliminate all intercompany balances and transactions in consolidation.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised of mutual funds) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices. The balance of the plan, which was fully funded and totaled $1.7 million as of September 30, 2023, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Marketable securities in deferred compensation plan	$1,748	$—	$—	$1,748
Interest rate derivatives	—	6,736	—	6,736
Total assets	$1,748	$6,736	$—	$8,484
Liabilities: (2)
Deferred compensation plan liability	$—	$1,748	$—	$1,748
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

As part of our closing process for the three months ended September 30, 2023, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment. As a result of this process, we shortened the expected holding periods for six operating properties in our Other segment and a parcel of land located in Baltimore, Maryland, Northern Virginia and Washington, D.C. We determined that the carrying amount of the properties would not likely be recovered from the undiscounted cash flows from the operations and sales of the properties over the shortened holding periods. Accordingly, we recognized impairment losses of $252.8 million on these properties during the period. The combined fair value of these properties as of September 30, 2023 was $311.3 million, as determined using significant unobservable inputs (Level 3 of the fair value hierarchy).

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of September 30, 2023 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average (1))
Discounted cash flow (2)	$257,800	Terminal capitalization rate	6.5% - 9.5% (8.0%)
		Discount rate	7.5% - 10.5% (9.0%)

Comparable sales price (3)	$53,500	Comparable sales price	N/A
(1)Weighted average calculation based on relative fair value.
(2)This technique was used for the operating properties in Baltimore, Maryland and Washington, D.C. For the properties in Baltimore, Maryland, the terminal capitalization rate was 9.5% and the discount rate was 10.5%. For the property in Washington, D.C., the terminal capitalization rate was 6.5% and the discount rate was 7.5%.
(3)This technique was used for the operating properties in Northern Virginia and a parcel of land in Baltimore, Maryland.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$476,818	$539,809
Buildings and improvements	4,039,089	3,986,524
Less: Accumulated depreciation	(1,367,473)	(1,267,434)
Operating properties, net	$3,148,434	$3,258,899

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue (1)	2023	2022	2023	2022
Fixed	$120,408	$113,700	$354,908	$337,558
Variable	34,860	32,781	104,602	92,589
	$155,268	$146,481	$459,510	$430,147
(1)Excludes lease revenue from discontinued operations of which $1.5 million was fixed and $527,000 was variable for the nine months ended September 30, 2022.

Lessee Arrangements

As of September 30, 2023, our balance sheet included $43.1 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2023	December 31, 2022
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$40,487	$37,020
Finance leases - Property	Prepaid expenses and other assets, net	2,584	2,207
Total right-of-use assets		$43,071	$39,227
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$32,940	$28,759
Finance leases - Property	Other liabilities	420	—
Total lease liabilities		$33,360	$28,759

As of September 30, 2023, our operating leases had a weighted average remaining lease term of 48 years and a weighted average discount rate of 7.31%, while our finance leases had a weighted average remaining lease term of nine years and a weighted average discount rate of 9.14%. The table below presents our total property lease costs (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2023	2022	2023	2022
Operating lease cost
Property leases - fixed	Property operating expenses	$1,808	$1,031	$5,146	$3,082
Property leases - variable	Property operating expenses	17	16	50	49
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	18	7	57	23
Interest on lease liabilities	Interest expense	10	—	33	—
		$1,853	$1,054	$5,286	$3,154

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,432	$2,515
Operating cash flows for financing leases	$33	$—
Financing cash flows for financing leases	$14	$—

Payments on property leases were due as follows (in thousands):

	September 30, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023 (1)	$1,624	$15
2024	6,633	61
2025	2,250	63
2026	1,662	65
2027	1,677	66
Thereafter	130,495	366
Total lease payments	144,341	636
Less: Amount representing interest	(111,401)	(216)
Lease liability	$32,940	$420
(1)Represents the three months ending December 31, 2023.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of September 30, 2023 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		September 30, 2023
	Date Acquired			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, Alabama	$697,483	$100,176	$109,271	$50,939
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	126,846	—	1,112	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	99,395	57,579	49,882	48,931
				$923,724	$157,755	$160,265	$99,870
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Acquired	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2023	December 31, 2022
Redshift JV LLC	1/10/2023	10%	3	$21,083	$—
BREIT COPT DC JV LLC	6/20/2019	10%	9	10,870	11,568
Quark JV LLC	12/14/2022	10%	2	6,730	6,758
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,812	3,134
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(2,327)	(1,459)
			24	$39,168	$20,001
(1)Included $41.5 million and $21.5 million reported in “Investment in unconsolidated real estate joint ventures” as of September 30, 2023 and December 31, 2022, respectively, and $2.3 million and $1.5 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.9 million as of September 30, 2023 and $7.0 million as of December 31, 2022 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

As described further in Note 4, on January 10, 2023, we sold a 90% interest in three data center shell properties in Northern Virginia and retained a 10% interest in the properties through Redshift JV LLC, a newly-formed joint venture. We concluded that the joint venture is a variable interest entity. Under the terms of the joint venture agreement, we and our partner receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investment, subject to our share of certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint venture does not give us power over decisions that significantly affect its economic performance.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Notes receivable from the City of Huntsville	$74,347	$69,703
Other investing loans receivable	16,811	17,712
Amortized cost basis	91,158	87,415
Allowance for credit losses	(3,623)	(2,794)
Investing receivables, net	$87,535	$84,621

The balances above include accrued interest receivable, net of allowance for credit losses, of $4.2 million as of September 30, 2023 and $2.9 million as of December 31, 2022.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of September 30, 2023 carries a stated interest rate of 12.0% and matures in 2024.

The fair value of these receivables was approximately $92 million as of September 30, 2023 and $87 million as of December 31, 2022.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		September 30, 2023
	September 30, 2023	December 31, 2022
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed rate mortgage debt	$66,870	$84,433	3.82% to 4.62% (2)	2024-2026
Variable rate secured debt	33,000	33,318	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	99,870	117,751
Revolving Credit Facility	75,000	211,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,205	123,948	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	397,339	396,539	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal	335,450	—	5.25% (9)	September 2028
2.00%, $400,000 aggregate principal	397,350	396,988	2.00% (10)	January 2029
2.75%, $600,000 aggregate principal	590,937	590,123	2.75% (11)	April 2031
2.90%, $400,000 aggregate principal	395,160	394,848	2.90% (12)	December 2033
Unsecured note payable	472	597	0% (13)	May 2026
Total debt, net	$2,415,783	$2,231,794
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.6 million as of September 30, 2023 and $5.4 million as of December 31, 2022.
(2)The weighted average interest rate on our fixed rate mortgage debt was 4.10% as of September 30, 2023.
(3)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable rate secured debt as of September 30, 2023 was 2.45%; excluding the effect of these swaps, the weighted average interest rate on this debt as of September 30, 2023 was 6.92%.
(4)The weighted average interest rate on the Revolving Credit Facility was 6.48% as of September 30, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 6.73% as of September 30, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $2.2 million as of September 30, 2023 and $2.8 million as of December 31, 2022. The effective interest rate under the notes, including amortization of the such costs, was 2.48%.
(9)The carrying value of these notes reflects unamortized commissions totaling $8.5 million as of September 30, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%. Refer to the paragraphs below for further disclosure.
(10)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.9 million as of September 30, 2023 and $2.1 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $7.9 million as of September 30, 2023 and $8.5 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $4.0 million as of September 30, 2023 and $4.2 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(13)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $39,000 as of September 30, 2023 and $65,000 as of December 31, 2022.

All debt is owed by the Operating Partnership. While CDP is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes.

On September 12, 2023, we issued $345.0 million aggregate principal amount of 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) in a private placement. The proceeds from this issuance, after deducting the initial purchasers’ commissions, but before other offering expenses, were $336.4 million. The notes bear interest at a rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024. The notes mature on September 15, 2028 unless earlier exchanged, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding June 15, 2028, the notes will be exchangeable at the option of the noteholders only in the event of certain circumstances and during certain periods defined under the terms of the notes. On or after June 15, 2028, the notes will be exchangeable at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the principal amount of notes is payable in cash. The remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, is payable in cash, common shares or a combination thereof at our election. The exchange rate of the notes initially equaled 33.3739 of our common shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $29.96 per common share). The exchange rate is subject to adjustment upon the occurrence of some events, but will not be adjusted for any accrued and unpaid interest.

We may redeem the notes at our option, in whole or in part, on any business day on or after September 21, 2026, and prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

These notes are unconditionally guaranteed by CDP. The table below sets forth interest expense recognized on these notes for the three and nine months ended September 30, 2023 (in thousands):

Interest expense at stated interest rate	$956
Interest expense associated with amortization of debt discount and issuance costs	124
Total	$1,080

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2023, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	September 30, 2023
2023 (1)	$763
2024	29,983
2025	23,717
2026	646,300
2027	—
Thereafter	1,745,000
Total	$2,445,763	(2)
(1)Represents the three months ending December 31, 2023.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $30.0 million.

We capitalized interest costs of $1.5 million in the three months ended September 30, 2023, $2.0 million in the three months ended September 30, 2022, $3.5 million in the nine months ended September 30, 2023 and $4.9 million in the nine months ended September 30, 2022.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,116,236	$1,777,178	$1,778,498	$1,433,561
Other fixed-rate debt	67,342	62,661	85,030	80,330
Variable-rate debt	232,205	232,385	368,266	367,896
	$2,415,783	$2,072,224	$2,231,794	$1,881,787

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2023	December 31, 2022
$10,700	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$833	$806
$22,550	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	1,490	1,825
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	3,313	—
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	1,100	—
						$6,736	$2,631
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$6,736	$2,631

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives				Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Interest rate derivatives	$2,042	$1,101	$6,816	$4,646	$1,146	$77	$2,711	$(1,680)

Based on the fair value of our derivatives as of September 30, 2023, we estimate that approximately $4.5 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2023, we were not in default with any of these provisions. As of September 30, 2023, we did not have any derivatives in liability positions.

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

	For the Nine Months Ended September 30,
	2023	2022
Beginning balance	$26,293	$26,898
Distributions to noncontrolling interests	(1,971)	(2,209)
Net income attributable to noncontrolling interests	1,856	2,100
Adjustments for changes in fair value of interests	(1,686)	(1,342)
Reclassification of Stevens Investors, LLC interests to equity	(2,670)	—
Ending balance	$21,822	$25,447

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

11.    Equity

As of September 30, 2023, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.285 in the three months ended September 30, 2023, $0.275 in the three months ended September 30, 2022, $0.855 in the nine months ended September 30, 2023 and $0.825 in the nine months ended September 30, 2022.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Portfolio, which we referred to as Defense/IT Locations in prior reporting periods; Wholesale Data Center (the only property in which we sold on January 25, 2022); and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the third quarter of 2023, we retrospectively reclassified to our Other reportable segment a portfolio of office properties located in the Greater Washington, DC/Baltimore region that we previously reported as a separate reportable segment referred to as Regional Office.

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to CDP”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2023
Revenues from real estate operations	$73,350	$20,333	$16,193	$8,190	$13,768	$6,811	$138,645	$—	$17,962	$156,607
Property operating expenses	(25,216)	(7,900)	(8,567)	(3,933)	(4,948)	(678)	(51,242)	—	(10,546)	(61,788)
UJV NOI allocable to CDP	—	—	—	—	—	1,675	1,675	—	—	1,675
NOI from real estate operations	$48,134	$12,433	$7,626	$4,257	$8,820	$7,808	$89,078	$—	$7,416	$96,494
Additions to long-lived assets	$7,057	$4,639	$—	$1,201	$8,566	$—	$21,463	$—	$4,567	$26,030
Transfers from non-operating properties	$983	$95	$51	$1	$63,025	$58,405	$122,560	$—	$102	$122,662
Three Months Ended September 30, 2022
Revenues from real estate operations	$69,209	$18,611	$15,951	$8,253	$9,976	$9,069	$131,069	$—	$16,618	$147,687
Property operating expenses	(24,450)	(6,776)	(8,281)	(3,665)	(4,324)	(1,116)	(48,612)	—	(9,051)	(57,663)
UJV NOI allocable to CDP	—	—	—	—	—	1,072	1,072	—	—	1,072
NOI from real estate operations	$44,759	$11,835	$7,670	$4,588	$5,652	$9,025	$83,529	$—	$7,567	$91,096
Additions to long-lived assets	$9,076	$1,454	$—	$734	$1,573	$—	$12,837	$—	$6,865	$19,702
Transfers from non-operating properties	$1,039	$345	$129	$27	$267	$2,986	$4,793	$—	$348	$5,141
Nine Months Ended September 30, 2023
Revenues from real estate operations	$215,303	$60,003	$49,393	$24,233	$40,160	$19,790	$408,882	$—	$54,359	$463,241
Property operating expenses	(73,924)	(23,155)	(26,463)	(10,992)	(14,334)	(2,015)	(150,883)	—	(31,925)	(182,808)
UJV NOI allocable to CDP	—	—	—	—	—	4,988	4,988	—	—	4,988
NOI from real estate operations	$141,379	$36,848	$22,930	$13,241	$25,826	$22,763	$262,987	$—	$22,434	$285,421
Additions to long-lived assets	$42,838	$14,994	$62	$2,269	$17,339	$—	$77,502	$—	$12,572	$90,074
Transfers from non-operating properties	$11,392	$582	$96	$2,651	$81,352	$63,653	$159,726	$—	$129	$159,855
Segment assets at September 30, 2023	$1,397,107	$486,561	$190,344	$163,630	$548,201	$382,693	$3,168,536	$—	$310,828	$3,479,364
Nine Months Ended September 30, 2022
Revenues from real estate operations	$204,012	$55,290	$45,793	$24,507	$28,479	$25,714	$383,795	$1,980	$49,418	$435,193
Property operating expenses	(73,733)	(19,802)	(22,873)	(10,466)	(11,690)	(3,315)	(141,879)	(975)	(27,077)	(169,931)
UJV NOI allocable to CDP	—	—	—	—	—	3,232	3,232	—	—	3,232
NOI from real estate operations	$130,279	$35,488	$22,920	$14,041	$16,789	$25,631	$245,148	$1,005	$22,341	$268,494
Additions to long-lived assets	$33,202	$6,184	$—	$2,124	$2,032	$—	$43,542	$(35)	$14,825	$58,332
Transfers from non-operating properties	$7,176	$1,582	$1,068	$6,325	$20,380	$89,862	$126,393	$—	$649	$127,042
Segment assets at September 30, 2022	$1,325,703	$487,032	$195,612	$170,574	$314,156	$436,908	$2,929,985	$—	$538,633	$3,468,618

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment revenues from real estate operations	$156,607	$147,687	$463,241	$435,193
Construction contract and other service revenues	11,949	34,813	42,012	130,570
Less: Revenues from discontinued operations	—	—	—	(1,980)
Total revenues	$168,556	$182,500	$505,253	$563,783

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment property operating expenses	$61,788	$57,663	$182,808	$169,931
Less: Property operating expenses from discontinued operations	—	—	—	(971)
Total property operating expenses	$61,788	$57,663	$182,808	$168,960

The following table reconciles UJV NOI allocable to CDP to equity in (loss) income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
UJV NOI allocable to CDP	$1,675	$1,072	$4,988	$3,232
Less: Income from UJV allocable to CDP attributable to depreciation and amortization expense and interest expense	(1,743)	(762)	(5,006)	(2,280)
Add: Equity in (loss) income of unconsolidated non-real estate entities	—	(2)	(3)	562
Equity in (loss) income of unconsolidated entities	$(68)	$308	$(21)	$1,514

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Construction contract and other service revenues	$11,949	$34,813	$42,012	$130,570
Construction contract and other service expenses	(11,493)	(33,555)	(40,249)	(126,509)
NOI from service operations	$456	$1,258	$1,763	$4,061

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NOI from real estate operations	$96,494	$91,096	$285,421	$268,494
NOI from service operations	456	1,258	1,763	4,061
Depreciation and other amortization associated with real estate operations	(37,620)	(35,247)	(112,215)	(104,323)
Impairment losses	(252,797)	—	(252,797)	—
General, administrative, leasing and other expenses	(10,576)	(9,450)	(31,424)	(27,833)
Interest expense	(17,798)	(15,123)	(50,759)	(44,355)
Interest and other income, net	2,529	597	6,928	4,399
Gain on sales of real estate	—	16	49,392	12
Loss on early extinguishment of debt	—	—	—	(342)
Equity in (loss) income of unconsolidated entities	(68)	308	(21)	1,514
UJV NOI allocable to CDP included in equity in (loss) income of unconsolidated entities	(1,675)	(1,072)	(4,988)	(3,232)
Income tax expense	(152)	(67)	(467)	(224)
Revenues from real estate operations from discontinued operations	—	—	—	(1,980)
Property operating expenses from discontinued operations	—	—	—	971
(Loss) income from continuing operations	$(221,207)	$32,316	$(109,167)	$97,162

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2023	September 30, 2022
Segment assets	$3,479,364	$3,468,618
Operating properties lease liabilities included in segment assets	33,360	29,088
Non-operating property assets	324,168	531,838
Other assets	402,365	239,785
Total consolidated assets	$4,239,257	$4,269,329

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Construction contract revenue:
Firm fixed price	$6,616	$3,121	$21,898	$9,822
Guaranteed maximum price	2,817	27,928	11,561	112,354
Cost-plus fee	2,205	3,196	7,472	6,757
Other	311	568	1,081	1,637
	$11,949	$34,813	$42,012	$130,570

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Beginning balance	$7,618	$7,193
Ending balance	$5,367	$6,283

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Beginning balance	$22,331	$22,384
Ending balance	$8,356	$26,562

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Beginning balance	$2,867	$2,499
Ending balance	$3,938	$5,846
Portion of beginning balance recognized in revenue during:
Three months ended September 30,	$64	$14
Nine months ended September 30,	$164	$204

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2023 that will be recognized as revenue in future periods was $75.7 million, of which we expect to recognize approximately $23 million in the three months ending December 31, 2023 and the remainder in 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2023 and December 31, 2022. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue was insignificant for the three and nine months ended September 30, 2023. Credit loss recoveries on construction contracts receivable and unbilled construction revenue was $369,000 and $461,000 for the three and nine months ended September 30, 2022, respectively.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2022	$2,794	$778	$268	$3,840
Credit loss expense (recoveries) (3)	829	(64)	(88)	677
Write-offs	—	(33)	—	(33)
September 30, 2023	$3,623	$681	$180	$4,484

December 31, 2021	$1,599	$1,057	$913	$3,569
Credit loss expense (recoveries) (3)	2,129	(112)	(415)	1,602
September 30, 2022	$3,728	$945	$498	$5,171
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2023 and December 31, 2022 included $109,000 and $52,000 in the line entitled “accounts receivable, net” and $71,000 and $216,000 in the line entitled “prepaid expenses and other assets, net”, respectively, on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2023 (in thousands):

	Origination Year
	2018 and Earlier	2019	2020	2021	2022	2023	Total
Investing receivables:
Credit risk classification:
Investment grade	$64,171	$—	$2,028	$8,141	$—	$7	$74,347
Non-investment grade	—	—	—	—	16,811	—	16,811
Total	$64,171	$—	$2,028	$8,141	$16,811	$7	$91,158

Tenant notes receivable:
Credit risk classification:
Investment grade	$717	$21	$136	$—	$—	$—	$874
Non-investment grade	144	57	1,466	—	—	—	1,667
Total	$861	$78	$1,602	$—	$—	$—	$2,541
Gross write-offs during the nine months ended September 30, 2023	$33	$—	$—	$—	$—	$—	$33

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$—	$5,244	$—	$—	$—	$5,244

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2023.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of September 30, 2023 and December 31, 2022 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the nine months ended September 30, 2023 and 2022.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted share activity under our share-based compensation plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	325,083	$26.27
Granted	205,836	$25.37
Forfeited	(34,593)	$26.03
Vested	(146,611)	$26.07
Unvested as of September 30, 2023	349,715	$25.85

Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.7 million for the nine months ended September 30, 2023.

Profit Interest Units in CDPLP (“PIUs”)

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the nine months ended September 30, 2023:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	187,330	$26.19
Granted	100,426	$25.37
Forfeited	(27,182)	$26.46
Vested	(89,633)	$25.95
Unvested as of September 30, 2023	170,941	$25.79

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of TB-PIUs that vested was $2.3 million for the nine months ended September 30, 2023.

PB-PIUs

On January 1, 2023, we granted certain senior management team members 275,402 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2025 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of CDP’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PB-PIUs Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If CDP’s TSR during the measurement period is negative, the maximum number of earned awards will be limited to the target level payout percentage.  During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of non-PIU common units but carry no redemption rights.

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

During the nine months ended September 30, 2023, 126,890 PB-PIUs were forfeited; these PB-PIUs had a weighted average grant date fair value per target-level award of $31.49.

Based on CDP’s TSR relative to its peer group of companies, for the 2020 PB-PIUs issued to executives that vested on December 31, 2022, we issued 141,152 PIUs in settlement of the PB-PIUs on February 1, 2023.

Deferred Share Awards

During the nine months ended September 30, 2023, non-employee Trustees were granted 9,046 deferred share awards with an aggregate grant date fair value of $215,000 ($23.75 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net (loss) income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
(Loss) income from continuing operations	$(221,207)	$32,316	$(109,167)	$97,162
Loss (income) from continuing operations attributable to noncontrolling interests	5,020	(1,395)	2,046	(3,764)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(992)	(91)	(1,093)	(295)
Numerator for basic EPS from continuing operations attributable to common shareholders	(217,179)	30,830	(108,214)	93,103
Redeemable noncontrolling interests	—	(40)	—	(109)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	—	16	—	51
Numerator for diluted EPS from continuing operations attributable to common shareholders	(217,179)	30,806	(108,214)	93,045
Discontinued operations	—	—	—	29,573
Discontinued operations attributable to noncontrolling interests	—	—	—	(421)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	—	—	(90)
Numerator for diluted EPS on net (loss) income attributable to common shareholders	$(217,179)	$30,806	$(108,214)	$122,107

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,196	112,093	112,170	112,066
Dilutive effect of redeemable noncontrolling interests	—	105	—	121
Dilutive effect of share-based compensation awards	—	433	—	429
Denominator for diluted EPS (common shares)	112,196	112,631	112,170	112,616

Basic EPS attributable to common shareholders:
(Loss) income from continuing operations	$(1.94)	$0.28	$(0.96)	$0.83
Discontinued operations	—	—	—	0.26
Net (loss) income	$(1.94)	$0.28	$(0.96)	$1.09
Diluted EPS attributable to common shareholders:
(Loss) income from continuing operations	$(1.94)	$0.27	$(0.96)	$0.83
Discontinued operations	—	—	—	0.25
Net (loss) income	$(1.94)	$0.27	$(0.96)	$1.08

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Conversion of common units	1,520	1,477	1,508	1,446
Conversion of redeemable noncontrolling interests	882	895	980	855

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended September 30, 2023 and 2022 of 423,000 and 399,000, respectively, and for the nine months ended September 30, 2023 and 2022 of 411,000 and 401,000, respectively;
•weighted average TB-PIUs for the three months ended September 30, 2023 and 2022 of 171,000 and 192,000, respectively, and for the nine months ended September 30, 2023 and 2022 of 174,000 and 185,000, respectively;

•weighted average vested PIUs for the three and nine months ended September 30, 2023 of 170,000 and 148,000, respectively; and
•weighted average PB-PIUs for the three and nine months ended September 30, 2023 of 608,000 and 636,000, respectively.

As discussed in Note 8, our 5.25% Notes issued on September 12, 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three and nine months ended September 30, 2023 was less than the exchange price applicable to such periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2023, management believes that it is reasonably possible that we could recognize a loss of up to $4.3 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $27 million as of September 30, 2023. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2023, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2023, we:

•finished the period with our portfolio 94.1% occupied and 95.1% leased;
•achieved a tenant retention rate of 82.5%, which was driven by strong leasing demand for space in our Defense/IT Portfolio;
•issued $345.0 million aggregate principal amount of 5.25% Notes in a private placement. The proceeds from this issuance, after deducting the initial purchasers’ commissions, but before other offering expenses, were $336.4 million. The net proceeds from the notes were primarily used for general corporate purposes, including the repayment of borrowings under our Revolver Credit Facility and the pre-funding of future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use; and
•sold a 90% interest in three data center shell properties in Northern Virginia for $190.2 million, resulting in a gain on sale of $49.4 million. We used virtually all of the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity available to fund future development.

For operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures.

We discuss significant factors contributing to changes in our net income or loss in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	September 30, 2023	December 31, 2022
Occupancy rates at period end
Total	94.1%	92.7%
Defense/IT Portfolio:
Fort Meade/BW Corridor	96.1%	92.7%
NoVA Defense/IT	89.5%	90.0%
Lackland Air Force Base	100.0%	100.0%
Navy Support	86.8%	89.8%
Redstone Arsenal	95.8%	89.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.9%	94.1%
Other	75.4%	78.8%
Annualized rental revenue per occupied square foot at period end	$34.13	$33.16

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2022	23,006	21,327
Vacated upon lease expiration (1)	—	(393)
Occupancy for new leases	—	701
Development placed in service	469	447
Other changes	4	3
September 30, 2023	23,479	22,085
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2023, we leased 2.2 million square feet, including: 1.4 million square feet of renewal leasing (representing a tenant retention rate of 82.5%); 495,000 square feet of development leasing; and 337,000 square feet of vacant space leasing.

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

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through UJVs that is allocable to our ownership interest (“UJV NOI allocable to CDP”). The table below reconciles NOI from real estate operations to net (loss) income, the most directly comparable GAAP measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net (loss) income	$(221,207)	$32,316	$(109,167)	$126,735
Construction contract and other service revenues	(11,949)	(34,813)	(42,012)	(130,570)
Depreciation and other amortization associated with real estate operations	37,620	35,247	112,215	104,323
Construction contract and other service expenses	11,493	33,555	40,249	126,509
Impairment losses	252,797	—	252,797	—
General, administrative, leasing and other expenses	10,576	9,450	31,424	27,833
Interest expense	17,798	15,123	50,759	44,355
Interest and other income, net	(2,529)	(597)	(6,928)	(4,399)
Gain on sales of real estate from continuing operations	—	(16)	(49,392)	(12)
Loss on early extinguishment of debt	—	—	—	342
Equity in loss (income) of unconsolidated entities	68	(308)	21	(1,514)
UJV NOI allocable to CDP included in equity in income of unconsolidated entities	1,675	1,072	4,988	3,232
Income tax expense	152	67	467	224
Discontinued operations	—	—	—	(29,573)
Revenues from real estate operations from discontinued operations	—	—	—	1,980
Property operating expenses from discontinued operations	—	—	—	(971)
NOI from real estate operations	$96,494	$91,096	$285,421	$268,494

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

•Same Property, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income from continuing operations reported on the consolidated statements of operations is provided in Note 12 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$156,607	$147,687	$8,920
Construction contract and other service revenues	11,949	34,813	(22,864)
Total revenues	168,556	182,500	(13,944)
Operating expenses
Property operating expenses	61,788	57,663	4,125
Depreciation and amortization associated with real estate operations	37,620	35,247	2,373
Construction contract and other service expenses	11,493	33,555	(22,062)
Impairment losses	252,797	—	252,797
General, administrative, leasing and other expenses	10,576	9,450	1,126
Total operating expenses	374,274	135,915	238,359
Interest expense	(17,798)	(15,123)	(2,675)
Interest and other income, net	2,529	597	1,932
Gain on sales of real estate	—	16	(16)
Equity in (loss) income of unconsolidated entities	(68)	308	(376)
Income tax expense	(152)	(67)	(85)
Net (loss) income	$(221,207)	$32,316	$(253,523)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$142,246	$137,313	$4,933
Lease termination revenue, net	748	591	157
Collectability loss provisions included in lease revenue	(13)	(18)	5
Other property revenue	1,309	1,149	160
Same Property total revenues	144,290	139,035	5,255
Developed and redeveloped properties placed in service	10,307	2,585	7,722
Dispositions, net of retained interest in newly-formed UJVs	—	4,925	(4,925)
Other	2,010	1,142	868
	156,607	147,687	8,920
Property operating expenses
Same Property	(58,192)	(55,622)	(2,570)
Developed and redeveloped properties placed in service	(1,770)	(415)	(1,355)
Dispositions, net of retained interest in newly-formed UJVs	(1)	(702)	701
Other	(1,825)	(924)	(901)
	(61,788)	(57,663)	(4,125)

UJV NOI allocable to CDP
Same Property	1,078	1,072	6
Retained interest in newly-formed UJVs	597	—	597
	1,675	1,072	603

NOI from real estate operations
Same Property	87,176	84,485	2,691
Developed and redeveloped properties placed in service	8,537	2,170	6,367
Dispositions, net of retained interest in newly-formed UJVs	596	4,223	(3,627)
Other	185	218	(33)
	$96,494	$91,096	$5,398

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$79,946	$77,136	$2,810
Other	7,230	7,349	(119)
	$87,176	$84,485	$2,691

Same Property rent statistics
Average occupancy rate	93.0%	91.9%	1.1%
Average straight-line rent per occupied square foot (1)	$6.80	$6.72	$0.08
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Property pool consisted of 180 properties, comprising 87.8% of our portfolio’s square footage as of September 30, 2023. This pool of properties changed from the pool used for purposes of comparing 2022 and 2021 in our 2022 Annual Report on Form 10-K due to the: addition of seven properties placed in service and 100% operational on or before January 1, 2022 and two properties owned through an unconsolidated real estate joint venture that was formed in 2021; and removal of three properties in which we sold a 90% interest in 2023.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Property pool was due in large part to additional revenue in the current period resulting from higher occupancy and the commencement of tenant expense reimbursements on certain recently commenced leases;
•developed and redeveloped properties placed in service reflects the effect of 11 properties placed in service in 2022 and 2023; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023 and two in 2022.

NOI from Service Operations

	For the Three Months Ended September 30,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$11,949	$34,813	$(22,864)
Construction contract and other service expenses	(11,493)	(33,555)	22,062
NOI from service operations	$456	$1,258	$(802)

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

Impairment Losses

As part of our closing process for the three months ended September 30, 2023, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment. As a result of this process, we shortened the expected holding periods for six operating properties in our Other segment and a parcel of land located in Baltimore, Maryland, Northern Virginia and Washington, D.C. We determined that the carrying amount of the properties would not likely be recovered from the undiscounted cash flows from the operations and sales of the properties over the shortened holding periods. Accordingly, we recognized impairment losses of $252.8 million on these properties during the period.

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

Interest and Other Income, Net

Interest and other income, net increased due in large part to credit losses recognized in the prior period upon our issuance of new investing receivables.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended September 30,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$463,241	$433,213	$30,028
Construction contract and other service revenues	42,012	130,570	(88,558)
Total revenues	505,253	563,783	(58,530)
Operating expenses
Property operating expenses	182,808	168,960	13,848
Depreciation and amortization associated with real estate operations	112,215	104,323	7,892
Construction contract and other service expenses	40,249	126,509	(86,260)
Impairment losses	252,797	—	252,797
General, administrative, leasing and other expenses	31,424	27,833	3,591
Total operating expenses	619,493	427,625	191,868
Interest expense	(50,759)	(44,355)	(6,404)
Interest and other income, net	6,928	4,399	2,529
Gain on sales of real estate	49,392	12	49,380
Loss on early extinguishment of debt	—	(342)	342
Equity in (loss) income of unconsolidated entities	(21)	1,514	(1,535)
Income tax expense	(467)	(224)	(243)
(Loss) income from continuing operations	(109,167)	97,162	(206,329)
Discontinued operations	—	29,573	(29,573)
Net (loss) income	$(109,167)	$126,735	$(235,902)

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$422,135	$406,236	$15,899
Lease termination revenue, net	3,028	1,211	1,817
Collectability loss provisions included in lease revenue	(1,013)	(745)	(268)
Other property revenue	3,635	2,943	692
Same Property total revenues	427,785	409,645	18,140
Developed and redeveloped properties placed in service	29,395	5,345	24,050
Dispositions, net of retained interest in newly-formed UJVs	401	16,765	(16,364)
Other	5,660	3,438	2,222
	463,241	435,193	28,048
Property operating expenses
Same Property	(173,130)	(163,359)	(9,771)
Developed and redeveloped properties placed in service	(4,575)	(753)	(3,822)
Dispositions, net of retained interest in newly-formed UJVs	(58)	(3,089)	3,031
Other	(5,045)	(2,730)	(2,315)
	(182,808)	(169,931)	(12,877)

UJV NOI allocable to CDP
Same Property	3,227	3,232	(5)
Retained interest in newly-formed UJVs	1,761	—	1,761
	4,988	3,232	1,756

NOI from real estate operations
Same Property	257,882	249,518	8,364
Developed and redeveloped properties placed in service	24,820	4,592	20,228
Dispositions, net of retained interest in newly-formed UJVs	2,104	13,676	(11,572)
Other	615	708	(93)
	$285,421	$268,494	$16,927

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$236,064	$227,886	$8,178
Other	21,818	21,632	186
	$257,882	$249,518	$8,364

Same Property rent statistics
Average occupancy rate	92.5%	91.4%	1.1%
Average straight-line rent per occupied square foot (1)	$20.29	$20.19	$0.10
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Property pool was due in large part to additional revenue in the current period resulting from higher occupancy and the commencement of tenant expense reimbursements on certain recently commenced leases;
•developed and redeveloped properties placed in service reflects the effect of 11 properties placed in service in 2022 and 2023; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023 and two in 2022, as well as the sale of our wholesale data center on January 25, 2022.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$42,012	$130,570	$(88,558)
Construction contract and other service expenses	(40,249)	(126,509)	86,260
NOI from service operations	$1,763	$4,061	$(2,298)

Construction contract and other service revenue and expenses decreased in the current period due primarily to a lower volume of construction activity for one of our tenants.

Impairment Losses

Refer to our explanation above for the three-month periods.

General, Administrative, Leasing and Other Expenses

General, administrative, leasing and other expenses increased primarily due to higher compensation-related expenses in the current period.

Interest Expense

Refer to our explanation above for the three-month periods.

Interest and Other Income, Net

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

Funds from Operations

Funds from operations (“FFO”) is defined as net income or loss computed using GAAP, excluding gains on sales and impairment losses of real estate and investments in UJVs (net of associated income tax) and real estate-related depreciation and amortization. FFO also includes adjustments to net income or loss for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate (net of associated income tax), and real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income or loss is the most directly comparable GAAP measure to FFO.

Since FFO excludes certain items includable in net income or loss, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in balance with other GAAP and non-GAAP measures. FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income or loss when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (4) Basic FFO allocable to share-based compensation awards.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income or loss is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  We believe that net income or loss is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO (which includes discontinued operations) is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income or loss when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gain or loss on early extinguishment of debt; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished, via conveyance of such properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; executive transition costs associated with named executive officers; and, for periods prior to October 1, 2022, demolition costs on redevelopment and nonrecurring improvements and executive transition costs associated with other senior management team members. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income or loss is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

Diluted FFO per share is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income or loss available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe that Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share. Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

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

The computations for all of the above measures on a diluted basis assume the conversion of common units in CDPLP but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

The table below sets forth the computation of the above stated measures, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(221,207)	$32,316	$(109,167)	$126,735
Real estate-related depreciation and amortization	37,620	35,247	112,215	104,323
Impairment losses on real estate	252,797	—	252,797	—
Gain on sales of real estate	—	(16)	(49,392)	(28,576)
Depreciation and amortization on UJVs allocable to CDP	806	524	2,412	1,575
FFO	70,016	68,071	208,865	204,057
FFO allocable to other noncontrolling interests	(1,059)	(1,348)	(3,006)	(3,568)
Basic FFO allocable to share-based compensation awards	(481)	(354)	(1,427)	(1,073)
Basic FFO available to common share and common unit holders	68,476	66,369	204,432	199,416
Redeemable noncontrolling interests	—	(5)	(58)	(7)
Diluted FFO adjustments allocable to share-based compensation awards	36	27	112	81
Diluted FFO available to common share and common unit holders	68,512	66,391	204,486	199,490
Loss on early extinguishment of debt	—	—	—	342
Executive transition costs	82	206	330	343
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	(2)	(3)	(4)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$68,593	$66,595	$204,813	$200,171

Weighted average common shares	112,196	112,093	112,170	112,066
Conversion of weighted average common units	1,520	1,477	1,508	1,446
Weighted average common shares/units - Basic FFO per share	113,716	113,570	113,678	113,512
Dilutive effect of share-based compensation awards	429	433	422	429
Redeemable noncontrolling interests	—	105	51	121
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,145	114,108	114,151	114,062

Diluted EPS	$(1.94)	$0.27	$(0.96)	$1.08
Diluted FFO per share	$0.60	$0.58	$1.79	$1.75
Diluted FFO per share, as adjusted for comparability	$0.60	$0.58	$1.79	$1.75

Denominator for diluted EPS	112,196	112,631	112,170	112,616
Weighted average common units	1,520	1,477	1,508	1,446
Redeemable noncontrolling interests	—	—	51	—
Dilutive effect of additional share-based compensation awards	429	—	422	—
Denominator for diluted FFO per share and as adjusted for comparability	114,145	114,108	114,151	114,062

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2023 (in thousands):

Development	$201,696
Tenant improvements on operating properties (1)	52,001
Capital improvements on operating properties	11,214
$264,911
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development and redevelopment.

Cash Flows

Net cash flow from operating activities increased $22.5 million when comparing the nine months ended September 30, 2023 and 2022, which included the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, offset in part by higher payments for lease incentives in the current period.

Net cash flow used in investing activities increased $19.4 million when comparing the nine months ended September 30, 2023 and 2022 due in large part to lower proceeds from properties sold in the current period (which included our sale of a 90% interest in three data center shells) relative to the prior period (which included the sale of our wholesale data center) and higher cash outlays for tenant improvements on operating properties in the current period resulting from increased leasing activity.

Net cash flow provided by financing activities in the nine months ended September 30, 2023 was $81.0 million, and included primarily the following:

•net proceeds of debt borrowings during the period of $182.2 million, which included the net effect of our issuance of the 5.25% Notes and a net paydown of borrowings under our Revolving Credit Facility using proceeds from the notes issuance and from property sales; and
•dividends to common shareholders of $95.1 million.

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

Supplemental Guarantor Information

As of September 30, 2023, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. CDP fully and unconditionally guarantees CDPLP’s obligations under these notes. CDP’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, CDP. CDP itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of September 30, 2023, we had $204.2 million in cash and cash equivalents. We were carrying a significant amount of cash and cash equivalents as of the end of the period due to our use of a portion of the net proceeds from our issuance of the 5.25% Notes to pre-fund future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund much of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of September 30, 2023.

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
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $35 million during the remainder of 2023);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2023 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development/redevelopment costs, the fundings for which are discussed below.

During the remainder of 2023, we expect to spend approximately $60 million on development costs, most of which was contractually obligated as of September 30, 2023; we expect to fund these cash requirements using, in part, remaining cash flow from operations, with the balance funded using excess available cash and cash equivalents. We have no debt balloon payments for the remainder of 2023.

Beyond 2023, we expect to continue to actively develop and redevelop properties and fund using, in part, remaining cash flow from operations and any remaining excess available cash and cash equivalents, with the balance, at least initially, funded primarily using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2023, we were compliant with these covenants.

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

The following table sets forth as of September 30, 2023 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Fixed rate debt (1)	$628	$29,443	$1,302	$436,140	$—	$1,745,000	$2,212,513
Weighted average interest rate	3.84%	4.42%	3.23%	2.38%	—%	3.11%	2.98%
Variable rate debt (2)	$135	$540	$22,415	$210,160	$—	$—	$233,250
Weighted average interest rate (3)	6.91%	6.91%	6.95%	6.65%	—%	—%	6.68%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $30.0 million.
(2)As of September 30, 2023, maturities in 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of September 30, 2023 for variable rate debt.

The fair value of our debt was $2.1 billion as of September 30, 2023.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $78 million as of September 30, 2023.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2023 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $764,000 in the nine months ended September 30, 2023 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6.           Exhibits

(a)    Exhibits. References in the descriptions of exhibits in this Item 6 to Corporate Office Properties Trust and Corporate Office Properties, L.P. reflect the prior names of COPT Defense Properties and COPT Defense Properties, L.P., prior to the changes thereto on September 15, 2023.

EXHIBIT NO.	DESCRIPTION
3.1
Articles of Amendment to Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through September 5, 2023 (filed with the Company’s Current Report on Form 8-K dated September 5, 2023 and incorporated herein by reference).

4.1
Indenture, dated September 12, 2023, among Corporate Office Properties, L.P., Corporate Office Properties Trust and U.S. Bank Trust Company, National Association (filed with the Company’s Current Report on Form 8-K dated September 12, 2023 and incorporated herein by reference).

10.1
Second Amendment to Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K dated September 5, 2023 and incorporated herein by reference).

10.2
First Amendment to Credit Agreement, dated September 6, 2023, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; PNC Capital Markets LLC; TD Bank National Association; M&T Bank, a New York Banking Corporation; and PNC Bank National Association (filed with the Company’s Current Report on Form 8-K dated September 6, 2023 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of September 12, 2023, among Corporate Office Properties, L.P., Corporate Office Properties Trust and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated September 12, 2023 and incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1
Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

32.2
Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended). (Furnished herewith).

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

COPT DEFENSE PROPERTIES

Date:	November 3, 2023	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	November 3, 2023	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer