Form 10-K
period 2023-12-31
COPT DEFENSE PROPERTIES
filed 2024-02-22
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of COPT Defense Properties was approximately $2.3 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of and the number of outstanding shares as of June 30, 2023. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of COPT Defense Properties’ outstanding common shares, $0.01 par value. At February 7, 2024, 112,548,467 of COPT Defense Properties’ common shares were outstanding.

Portions of the proxy statement of COPT Defense Properties for its 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. We caution readers that forward-looking statements reflect our opinion only as of the date on which they were made. You should not place undue reliance on forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

>general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability, property operating and construction costs, and property values;
>adverse changes in the real estate markets, including, among other things, increased competition with other companies;
>our ability to borrow on favorable terms;
>risks of property acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;
>risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;
>changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;
>potential impact of a prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new tenants;
>potential additional costs, such as capital improvements, fees and penalties, associated with environmental laws or regulations;
>adverse changes resulting from other government actions and initiatives, such as changes in taxation, zoning laws or other regulations.
>our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;
>the dilutive effects of issuing additional common shares; and
>security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems.

We undertake no obligation to publicly update or supplement forward-looking statements, whether as a result of new information, future events or otherwise. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

PART I
Item 1. Business

General
COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. In September 2023, we changed our name from Corporate Office Properties Trust to COPT Defense Properties to better describe our investment strategy’s focus on locations serving our country’s priority defense activities. As of December 31, 2023, our Defense/IT Portfolio included:

>190 operating properties totaling 21.7 million square feet comprised of 16.0 million square feet in 160 office properties and 5.7 million square feet in 30 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>five properties under development (two office properties and three data center shells) that will total approximately 817,000 square feet upon completion; and
>approximately 660 acres of land controlled that we believe could be developed into approximately 7.9 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2023.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT Defense is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”). In September 2023, we changed CDPLP’s name from Corporate Office Properties, L.P. to COPT Defense Properties, L.P.

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2023, COPT Defense owned 97.8% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

In September 2023, the ticker symbol under which our common shares are publicly traded on the New York Stock Exchange (“NYSE”) changed from “OFC” to “CDP”.

We believe that COPT Defense is organized and has operated in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate COPT Defense in such a manner. If COPT Defense continues to qualify for taxation as a REIT, it generally will not be subject to federal income tax on its taxable income (other than that of its TRS entities) that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual taxable income to its shareholders.

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

Defense/IT Strategy: We focus on owning, operating and developing Defense/IT Portfolio properties, which as of December 31, 2023 accounted for 190 of our 198 properties, representing 89.8% of our annualized rental revenue, and we control developable land to accommodate future growth in this portfolio. The properties in this portfolio are adjacent to, or contain, their demand drivers, whose activities pertain more to knowledge and technology (i.e., research and development and other highly-technical defense and security areas) than to force structure (i.e., troops) and weapon system mass production. Demand drivers for our Defense/IT Portfolio include:

>mission-critical facilities and missions of USG organizations and agencies supporting defense and national security activities, such as intelligence, surveillance, reconnaissance, missile defense, cybersecurity, space exploration, research and development and advanced weapons systems testing and engineering, in Maryland, Northern Virginia, Washington, D.C., Huntsville, Alabama and San Antonio Texas; and
>data center shells in Northern Virginia, one of the largest data center markets in the world due in large part to its central location along the United States’ Eastern Seaboard, robust fiber connectivity infrastructure and access to reliable and affordable utilities required to support operations.

Due to this business strategy, our Defense/IT Portfolio has certain distinguishing characteristics relative to typical commercial office properties, including:

>proximity to demand drivers, which is generally preferred, and often required, for tenants to execute their missions;
>demand that is driven by, and correlated with, national security spending for activities occurring in the properties’ respective demand drivers, which we believe has made them less susceptible to the effects of conditions in the overall economy than typical office properties;
>higher likelihood of significant tenant investments in properties for unique needs such as Sensitive Compartmented Information Facility (“SCIF”), critical power supply and operational redundancy, which we believe may make tenants unable, or less likely, to relocate;
>ability of many of the properties leased to the USG to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and
>higher preponderance of tenants who require their employees to work in the properties for security purposes, which we believe makes them less susceptible to remote work trends.

Our Defense/IT Portfolio includes data center shells, which are properties leased to tenants to be operated as data centers in which we provide tenants with only the core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure.  We enter into long-term leases for these properties prior to commencing development, with triple-net structures, rent escalators and multiple extension options. Additionally, our tenants’ significant funding of the costs to fully power and equip these properties greatly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our cross-discipline teams collectively complement our Defense/IT strategy due to:

>well-established relationships with the USG and its contractors, many of whom lease space in more than one of our properties, and in multiple geographic locations in some cases;
>extensive experience in developing:
>high quality office properties;
>secured, specialized space, with the ability to satisfy the USG’s unique needs (including SCIF, ATFP and access control requirements); and
>data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and
>depth of knowledge, specialized skills and credentialed personnel in operating highly-specialized properties with complex space and security-oriented needs.

Other Office Properties: In addition to our Defense/IT Portfolio, we also owned eight other office properties as of December 31, 2023, representing 10.2% of our annualized rental revenue. Included among these properties is a portfolio of properties located in the Greater Washington, DC/Baltimore region, which we historically referred to as Regional Office; in 2023, we concluded that these properties were no longer strategic holdings since they do not align with our Defense/IT strategy. We intend to sell our other office properties when we believe that market conditions and opportunities position us to be able to optimize our return on investment.

Asset Management Strategy: We aggressively manage our portfolio to maximize the value and operating performance of each property through: (1) proactive property management and leasing; (2) maximizing tenant retention in order to minimize space downtime and capital requirements associated with space rollover; (3) increasing rental rates where market conditions permit; (4) leasing vacant space; (5) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (6) redevelopment when we believe property conditions and market demand warrant. We also continuously evaluate our portfolio and consider dispositions when properties no longer meet our strategic objectives, or when capital markets and circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital or support our capital strategy.

We aim to sustainably develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program, targeting new office properties to meet LEED certification standards or, when not possible, striving to otherwise incorporate LEED criteria into property designs; (2) adopting select LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) guidelines for much of our portfolio, including cleaning, recycling, energy reduction and landscaping practices; (3) investing in building automation systems and high-efficiency heating and air conditioning equipment and implementing resource conservation practices to reduce energy consumption; (4) investing in water-saving features; and (5) participating in the annual Global Real Estate Sustainability Benchmark (“GRESB”) survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds. We earned an overall score of “Green Star” on the GRESB survey in each of the last nine years, representing the highest quadrant of achievement on the survey.

Property Development and Acquisition Strategy: We expand our portfolio of operating properties primarily through property development in support of our Defense/IT strategy, and we have significant land holdings that we believe can further support that growth while serving as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment. While we typically prefer properties to be significantly leased prior to commencing development, we develop properties ahead of completed leasing in certain locations where we believe that consistent demand and high occupancy rates warrant building of inventory to accommodate future anticipated USG and contractor demand. To a lesser extent, we may also pursue growth through acquisitions, seeking to execute such transactions at attractive yields and below replacement cost.

Capital Strategy: Our capital strategy is aimed at maintaining continuous access to capital irrespective of market conditions in the most cost-effective manner by:

>maintaining an investment grade rating to enable us to use debt comprised primarily of unsecured, fixed-rate debt (including the effect of interest rate swaps) from public markets and banks;
>using secured nonrecourse debt from institutional lenders and banks;
>managing our debt by monitoring, among other things: (1) the relationship of certain measures of earnings to our debt level and to certain capital costs; (2) the timing of debt maturities to ensure that maturities in any one year do not exceed levels that we believe we can refinance; (3) our exposure to changes in interest rates; and (4) our total and secured debt levels relative to our overall capital structure;
>monitoring capacity available under revolving credit facilities and equity offering programs to provide liquidity to fund investment activities and other capital needs;
>raising equity through issuances of common shares and, to a lesser extent, issuances of common equity in CDPLP and preferred equity;
>recycling proceeds from sales of interests in properties, including through joint venture structures for certain investments, to fund property development and other investment activities and/or reduce overall debt;
>paying dividends at a level that is at least sufficient for us to maintain our REIT status; and
>continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2023, our operations included the following reportable segments: Defense/IT Portfolio and Other. Our Defense/IT Portfolio segment included the following sub-segments:

>Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”);
>Northern Virginia Defense/IT Locations (“NoVA Defense/IT”);
>Lackland Air Force Base in San Antonio, Texas;
>locations serving the U.S. Navy (“Navy Support”). Properties in this sub-segment as of December 31, 2023 were proximate to the Washington Navy Yard in Washington, D.C., the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;
>Redstone Arsenal in Huntsville, Alabama; and

>data center shells in Northern Virginia.

As of December 31, 2023: our Defense/IT Portfolio segment included 190 of our operating properties, representing 91.0% of our square feet in operations, and all of our properties under development were for this segment; and our Other segment included our remaining eight operating properties, representing 9.0% of our square feet in operations.

For information relating to our reportable segments, refer to Note 13 to our consolidated financial statements, which are included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Human Capital

Our Workforce: As of December 31, 2023, our workforce was comprised of 410 employees based in Maryland, where we are headquartered, Virginia, Washington, D.C., Alabama and Texas. Our workforce has varying expertise, and includes:

>Building Technicians (172 employees), of which approximately 32% were of minority race. Building technicians are skilled trades professionals who perform mechanical and operating systems maintenance and otherwise service our properties; and
>Office Staff, outlined below, of which approximately 53% were female and approximately 32% of minority race:
>Operations Management (73 employees): Property managers and support staff who service our tenant customer needs.
>Asset Management and Leasing (10 employees): Customer-facing leaders who drive the financial performance of our assets.
>Development and Construction (30 employees): Project managers and support staff who drive our development pipeline and interior design.
>Finance and Accounting (68 employees): Professionals who manage our financial activities.
>Company Support Functions (44 employees): Includes Human Resources, Investor Relations, Investments, Legal, Marketing, Information Technology, Facility Security and Corporate Administrative Support.
>Senior Leadership (13 employees): Our business line and Company leaders, including our Named Executive Officers, who interface with our Board of Trustees and shareholders and manage our business strategy, functional activities, risk and overall success.

In support of our Defense/IT Portfolio strategy, over one-third of our employees carry government credentials.

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

Wellbeing and Safety: We view wellbeing as including five dimensions: Physical, Emotional, Career, Financial and Community. We design programs to support each of these dimensions. We directly incent wellbeing behaviors through a points-driven program each year. Employees who achieve the points threshold receive reductions in medical premiums or contributions to their health savings accounts. We believe this program enhances employee wellbeing and reduces medical costs.

Safety is a key part of our employee wellbeing, largely weighted in the Physical dimension. Recognizing this, we conduct job-tailored safety training on an ongoing basis. We also monitor our workers’ compensation claims to measure the effectiveness of our safety program.

Talent Development: We aim to attract, retain and develop our top talent throughout the employment cycle in order to enhance our talent pool. During 2023, our workforce size did not change significantly, with 72 new hires and 57 departures (an attrition rate of approximately 13.9%).

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
We occasionally compete with other entities, including other publicly-traded commercial REITs, for acquisitions of land and/or commercial properties. Competitors for such acquisitions may have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments or may be willing to incur higher leverage.
We also compete with other entities, including other publicly-traded commercial office REITs, for capital. This competition could adversely affect our ability to raise capital that we may need to fulfill our capital strategy.

In addition, we compete with other entities for talent. If there is an increase in the costs for us to retain employees, or if we otherwise fail to attract and retain employees, our business and operating results could be adversely affected.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2023 included in a separate section at the end of this report beginning on page F-1.

Risks Associated with the Real Estate Industry and Our Properties

Our performance and asset value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate industry, which could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

>downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;
>competition from other properties;
>trends in office real estate that may adversely affect future demand, including remote work and flexible work arrangements, open workspaces and coworking spaces;
>deteriorating local real estate market conditions, such as oversupply, reduction in demand and decreasing rental rates;
>declining real estate valuations;
>adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;
>increasing operating costs, including real estate taxes, utilities, insurance and other expenses, some of which we may not be able to pass through to tenants;
>increasing vacancies and the need to periodically repair, renovate and re-lease space;
>increasing interest rates and unavailability of financing on acceptable terms or at all;
>unavailability of financing for potential purchasers of our properties;

>potential impact of prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new tenants;
>potential additional costs, such as capital improvements, fees and penalties, associated with environmental laws and regulations;
>adverse changes from other government actions and initiatives, such as changes in taxation, zoning laws or other regulations;
>potential inability to secure adequate insurance;
>adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and
>adverse consequences resulting from climate-related risks.

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States, real estate industry as a whole or local markets in which our properties are located, including the impact of high unemployment, inflation or deflation, constrained credit and shortages of goods or services. Such conditions could potentially be triggered by geopolitical or other world events. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or at all or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could disrupt the operations or profitability of our business or increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from leasing our properties. Certain of our operating costs do not necessarily fluctuate in relation to changes in our occupancy and rental revenue. As a result, these costs will not necessarily decline and may increase even if our revenues decline.

For new tenants or upon expiration of existing leases, we generally must make improvements and pay other leasing costs for which we may not receive increased rents. We also make building-related capital improvements for which tenants may not reimburse us.

If our properties do not generate revenue sufficient to meet our operating expenses and capital costs, we may need to borrow additional amounts to cover these costs. In such circumstances, we would likely have lower profits or possibly incur losses. We may also find in such circumstances that we are unable to borrow to fund such costs, in which case our operations could be adversely affected.

In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due to economic factors such as supply and demand. These factors may make it difficult for us to lease vacant space in existing properties or newly-developed properties and space associated with future lease expirations at rental rates that are sufficient to meet our short-term capital needs.

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

We may be adversely affected by developments concerning our major tenants, including the USG and its contractors, or the defense installations or missions from which demand for our Defense/IT Portfolio’s properties is driven. As of December 31, 2023, our 10 largest tenants accounted for 63.5% of our total annualized rental revenue, the three largest of these tenants accounted for 49.6%, and the USG, our largest tenant, accounted for 35.9%. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We calculate annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents (ignoring free rent then in effect and rent associated with tenant funded landlord assets) and estimated monthly expense reimbursements under active leases in our portfolio as of the date defined; with regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interests.

Most of our leases with the USG provide for one-year terms, with a series of one-year renewal options. The USG may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our largest tenants fail to make rental payments to us over an extended period of time, including as a result of a prolonged government shutdown, or if the USG elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms.

As of December 31, 2023, 89.8% of our annualized rental revenue was from our Defense/IT Portfolio. A reduction in government spending targeting the activities of the USG or its contractors (such as knowledge- and technology-based defense and security activities) in this portfolio’s demand drivers could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties whose demand rely on such activities. In addition, uncertainty regarding the potential for future government spending for such activities could also decrease or delay leasing activity from existing or new tenants engaged in these activities. Moreover, we may face additional economic harm in the event of long-term displacement, or elimination, of government spending for defense installations or missions from which demand for our Defense/IT Portfolio’s properties is driven.

Our future ability to develop data center shells will be limited without additional land to do so. Since 2013, we have developed 30 data center shells in Northern Virginia totaling 5.7 million square feet for a Fortune 100 Company tenant, and we had an additional three under development totaling 643,000 square feet for that tenant as of December 31, 2023. These properties have also garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures at favorable profit margins, and to apply the proceeds towards other development opportunities. As of December 31, 2023, we did not have additional land under control in Northern Virginia for the future development of data center shells. If we are unable to locate additional data center shell development opportunities, we may no longer be able to develop data center shells.

We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular business parks. Most of our properties are located in the Mid-Atlantic region of the United States, particularly in the Greater Washington, DC/Baltimore region. Many of our properties are also concentrated in business parks in which we own most of the properties. Consequently, our portfolio of properties is not broadly distributed geographically. As a result, we could be harmed by a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or markets, submarkets or business parks in which our properties are located.

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

We may be adversely affected by legislation and regulatory changes relating to combating climate change. We may be adversely affected by legislation and regulatory changes aimed at combating climate change. For example, the State of Maryland enacted legislation that will subject our properties in the state (approximately half of our portfolio at year end) to future energy performance standards, with potential monetary penalties for failing to meet such standards, building code changes and other requirements. In order to meet these performance standards and other requirements, we expect that we will need to make additional investments in building systems for new and existing properties. Other jurisdictions in which our properties are located have also either enacted similar legislation or are considering doing so in the future. We believe that our future additional capital investments and potential fees and penalties resulting from the State of Maryland legislation, and other similar federal, state or local laws or regulations in the future, could potentially be substantial.

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

Risks Associated with Financing and Other Capital-Related Matters

We are dependent on external sources of capital for growth. Because COPT Defense is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. This requirement may limit the extent to which we are able to fund our investment activities using retained cash flow from operations. Therefore, our ability to fund much of these activities is dependent on our ability to externally generate capital through issuances of new debt, common shares, preferred shares, common or preferred units in CDPLP or sales of interests in properties. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. As of December 31, 2023, we had $2.4 billion in debt, the future maturities of which are set forth in Note 8 to our consolidated financial statements. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT Defense’s shareholders required to maintain COPT Defense’s qualification as a REIT. We are also subject to the risks that:

>we may not be able to refinance our existing indebtedness, or may only be able to do so on terms that are less favorable to us than the terms of our existing indebtedness;
>in the event of our default under the terms of our Revolving Credit Facility, CDPLP could be restricted from making cash distributions to COPT Defense unless such distributions are required to maintain COPT Defense’s qualification as a REIT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund such distributions; and
>if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants for certain of our debt, our lenders could foreclose on our properties securing such debt.

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

A downgrade in our credit ratings would materially adversely affect our business and financial condition. Our Senior Notes are currently rated investment grade, with stable outlooks, by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of our common shares. In addition, since the variable interest rate spread and facility fees on certain of our debt, including our Revolving Credit Facility and a term loan facility, is determined based on our credit ratings, a downgrade in our credit ratings would increase the payments required on such debt.

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT Defense is a REIT, it must distribute to its shareholders at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund development activities and acquisitions. Also, due to the difference in time between when we receive revenue and pay expenses and when we report such items for distribution purposes, it is possible that we may need to borrow funds for COPT Defense to meet the 90% distribution requirement.

We may issue additional common or preferred equity that dilutes our shareholders’ interests. We may issue additional common shares or new issuances of preferred shares without shareholder approval. Similarly, we may issue additional common or preferred units in CDPLP for contributions of cash or property without approval by our shareholders. Our existing shareholders’ interests could be diluted if such additional issuances were to occur.

A number of factors could cause our security prices to decline. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our equity security issuances. These conditions include, but are not limited to:

>market perception of REITs in general and office REITs in particular;
>market perception regarding our major tenants and property concentrations;
>the level of institutional investor interest in us;
>general economic and business conditions;
>prevailing interest rates;
>our financial performance;
>our underlying asset value;
>our actual, or market perception of our, financial condition, performance, dividends and growth potential;
>adverse changes in tax laws; and
>market perception regarding our commitment to environmental, social and governance matters.

We may be unable to continue to make distributions to our shareholders at expected levels. We expect to make regular quarterly cash distributions to our shareholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could, in the event of default, restrict future distributions unless we meet certain financial tests or such payments or distributions are required to maintain COPT Defense’s qualification as a REIT. Our ability to make distributions at expected levels is also dependent, in part, on other matters, including, but not limited to:

>continued property occupancy and timely receipt of rent from our tenants;
>the amount of future capital expenditures and expenses for our properties;
>our leasing activity and future rental rates;
>the strength of the commercial real estate market;
>our ability to compete;
>governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;
>our costs of compliance with environmental and other laws;
>our corporate overhead levels; and
>our amount of uninsured losses.

In addition, we can make distributions to holders of our common shares only after we make preferential distributions to holders of any outstanding preferred equity.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of our debt may limit our ability to make some types of payments and distributions in the event of certain default situations. This may limit our ability to make some types of payments, including payment of distributions on common or preferred shares, unless we meet certain financial tests or such payments or distributions are required to maintain COPT Defense’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred equity that we may issue in the future for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

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

Other Risks

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or other factors, and other significant disruptions of our IT networks and related systems. We face risks associated with security breaches and other significant disruptions of our IT networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber-attacks or -intrusions over the Internet, malware, computer viruses, attachments to e-mails or by actions of persons inside our organization, including those with access to our systems. Because of our concentration on serving the USG and its contractors with a general focus on national security and information technology, we may have a heightened likelihood of being targeted for cyber-attacks or -intrusions, including by governments, organizations or persons hostile to the USG. Additionally, a successful attack on our vendors or service providers could result in a compromise of our own network or a disruption in our supply chain or services upon which we rely.

We have preventative, detective, and responsive measures in place to maintain the security and integrity of our networks and related systems that have to date enabled us to avoid breaches and disruptions that were individually, or in the aggregate, material. However, despite our activities to maintain the security and integrity of our networks and related systems, there can be no assurance that these activities will be effective in mitigating these risks. We also have insurance coverage in place in the event of significant future losses from breaches and disruptions; however, continuing changes in the insurance industry’s risk assessment approach and pricing structure could in the future increase the cost for us to obtain insurance coverage or decrease the scope of such coverage available to us.

Like other businesses, we and our vendors and service providers have been, and expect to continue to be, subject to cyber-attacks or -intrusions, computer viruses or malware, attempts at unauthorized access and other events of varying degrees. A security breach or other significant disruption involving our IT networks and related systems, or those of certain of our vendors or service providers, could:

>disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
>increase the likelihood of missed reporting or permitting deadlines;
>affect our ability to properly monitor our compliance with rules and regulations regarding our qualification as a REIT;

>result in unauthorized access to, and/or destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties;
>disrupt or disable the building systems relied upon by us and our tenants for the effective and efficient use of our properties;
>require significant management attention and resources to remedy any resulting damages;
>subject us to termination of leases or other agreements or claims for breach of contract, damages or other penalties; and
>damage our reputation among our tenants and investors generally.

Please refer to Item 1C for disclosure regarding our cybersecurity risk management, strategy and governance.

We may be adversely affected by environmental, social and governance matters. Certain investors and other stakeholders are increasingly focused on environmental, social and governance matters. If our perceived commitment to environmental, social and governance matters fails to meet the expectations of investors and other stakeholders, it could adversely affect their willingness to invest in, or otherwise do business with, us.

We may suffer adverse effects from epidemics or pandemics. The occurrence of epidemics or pandemics may adversely affect us in many ways, including, but not limited to:

>disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;
>our ability to maintain occupancy in our properties and obtain new leases for unoccupied and new development space at favorable terms or at all;
>shortages in supply of products or services from vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;
>access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities; and
>our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development.

The extent of any effect on our operations, financial condition and cash flows will be dependent on various factors, such as the duration and extent of the epidemic or pandemic, the prevalence, strength and duration of restrictive measures implemented in response and the resulting effects on our tenants, potential future tenants, the commercial real estate industry and the broader economy. Moreover, some of the risks described in other risk factors set forth in this Annual Report on Form 10-K may be more likely to impact us as a result of epidemics or pandemics, including, but not limited to: downturns in national, regional and local economic environments; deteriorating local real estate market conditions; and declining real estate valuations.

Our business could be adversely impacted if we are unable to attract and retain highly-qualified personnel. Our ability to operate effectively and succeed in the future is dependent in large part on our employees. Our Defense/IT strategy in particular relies on the knowledge, specialized skills and credentialed personnel on our teams that serve those properties’ unique needs. We face very intense competition for highly-qualified personnel in the labor market. We also occasionally face even greater competition for personnel with certain skill sets or qualifications. As a result, we may not be successful in retaining our existing talent or attracting, training and retaining new personnel with the requisite skills. We may also find that we need to further increase compensation costs in response to this competition. Our business could be harmed by the loss of key employees, a significant number of employees or a significant number of employees in a specialized area of the Company.

We have certain provisions or statutes that may serve to delay or prevent a transaction or a change in control that would be advantageous to our shareholders from occurring. COPT Defense’s Declaration of Trust limits ownership of its common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. COPT Defense’s Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of our outstanding common and preferred shares. We refer to these restrictions as the “Ownership Limit.” COPT Defense’s Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. The Ownership Limit and the restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Subject to the requirements of the New York Stock Exchange, our Board of Trustees has the authority, without shareholder approval, to issue additional securities on terms that could delay or prevent a change in control. In addition, our Board of Trustees has the authority to reclassify any of our unissued common shares into preferred shares. Our Board of Trustees may issue preferred shares with such preferences, rights, powers and restrictions if it chooses to do so, which could also delay or prevent a change in control.

In addition, various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Resolutions adopted by our Board of Trustees and/or provisions of our bylaws exempt us from such laws, but our Board of Trustees can alter its resolutions or change our bylaws at any time to make these laws applicable to us.

COPT Defense’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our shareholders. We believe that COPT Defense has qualified for taxation as a REIT for federal income tax purposes since 1992. We plan for COPT Defense to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that COPT Defense is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT Defense’s gross income must come from certain sources that are specified in the REIT tax laws. COPT Defense is also required to distribute to shareholders at least 90% of its annual taxable income. The fact that COPT Defense holds most of its assets through CDPLP and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize COPT Defense’s REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for COPT Defense to remain qualified as a REIT.

If COPT Defense fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, COPT Defense would remain disqualified from being a REIT for four years following the year it first fails to qualify. If COPT Defense fails to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. In addition, if COPT Defense fails to qualify as a REIT, it would no longer be required to pay distributions to shareholders. As a result of all these factors, COPT Defense’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would likely have a significant adverse effect on the value of our shares.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
(a)    As discussed in Item 1A, Risk Factors, we face risks associated with security breaches and other significant disruptions of our IT networks and related information systems, which are essential to our business operations. Due to our Defense/IT strategy and the nature of the customers and activities it serves, we may have a heightened likelihood of being targeted for cyber-attacks or -intrusions, including by governments, organizations or persons hostile to the USG.

Our cybersecurity risk management efforts are informed by a cyber risk assessment, a continuous evaluation of our risks and vulnerabilities and risk tolerances. Our processes for assessing, identifying and managing cybersecurity risks are led by our Vice President – Information Technology and Chief Information Officer (our “CIO”), a management-level position reporting directly to our Executive Vice President and Chief Financial Officer (our “CFO”). Our CIO, a Certified Information Systems Security Professional (“CISSP”) with over 20 years of information systems and information security leadership experience, leads our information technology team members, many of whom have USG security clearances and include one additional CISSP certified team member, in supporting our cybersecurity risk management efforts. This team’s efforts are further informed through their participation in external cybersecurity-related panels, industry presentations and advisory boards, tabletop exercises and information-sharing collaborations and partnerships.

Our information technology team executes a series of preventive, detective and responsive measures aimed towards managing our cybersecurity risks, including the following:

>administering a series of processes and automated tools to monitor and alert for potentially malicious activities and vulnerabilities on our network, systems, applications and devices, with the ability to terminate processes and isolate potential vulnerabilities;
>employing tools and controls to support our efforts in identity and access management and device and user management and authentication;
>ongoing cybersecurity maintenance activities, including scheduled maintenance time windows for comprehensive system updates to occur, with additional ad hoc updates occurring as needed, monitoring of all Company devices for timeliness of security updates and pushing time-sensitive updates to our system infrastructure and devices, as appropriate;
>recurring, redundant backups of our applications, servers and data, with replication to remote storage locations;
>assessing audit reports issued on controls of certain outsourced, or externally-hosted, systems or applications; and
>periodically evaluating our readiness by performing testing of our process and system for responding to cyber events, including our ability to recover following such events.

We engage consultants:

>on an ongoing basis for certain aspects of our information technology team’s recurring monitoring and alert processes and round-the-clock support, as needed; and
>periodically to perform penetration testing and vulnerability scanning of our systems, websites and properties, run or support tabletop exercises and complete cyber risk-based assessments of us.

Organizationally, we aim to further support the forementioned measures through:

>purchase and contracting controls aimed at preventing our entry into purchases or service arrangements: with entities blocked or banned by OFAC or the Federal Trade Commission; or outside of manufacturer authorized distribution channels; and
>education of our employees, including cybersecurity-related training and periodic reminders and promotions regarding potential risks.

Our CIO routinely apprises our CFO regarding cyber risk management activities and provides updates and data, as needed, to our executive team to facilitate decisions regarding our cyber risk posture and related considerations regarding our enterprise risk management assessment. Our CIO and CFO provide to the Audit Committee of our Board of Trustees: quarterly updates on our cybersecurity risk management strategy and related activities; annual reviews of our cyber risk assessment; and other information as needed to facilitate the committee’s oversight of our cybersecurity risk. Two members of this committee possess cybersecurity and information systems experience, which we believe brings valuable insight and perspective to our risk management strategy. Our CIO and CFO also provide an annual review of our cyber risk assessment to our full Board of Trustees.

While to date, we have not experienced cybersecurity events that were individually, or in the aggregate, material, we have developed a cyber-incident response playbook that sets forth our process for responding in the event of certain defined cyber incidents. Under our response protocols, following identification of such an incident, our CIO or other members of the information technology team would notify our executive team, which then would notify the Chairman of our Board of Trustees and assemble an Incident Management Team, comprised of certain defined management team members and external consultants, who collectively would assess and monitor the situation and manage internal and external communications.

We also are subject to legal and regulatory requirements that affect our response to cybersecurity-risk management, including the Sarbanes-Oxley Act, state data breach notification requirements and certain requirements under our leases with tenants.

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2023 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Operational Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)
Defense/IT Portfolio:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	34	4,293	99.3%	$176,899	$41.49
Howard County, MD	35	2,862	93.9%	78,389	$29.12
Other	23	1,725	93.1%	53,064	$32.90
Fort Meade/BW Corridor Subtotal / Average	92	8,880	96.4%	308,352	$35.99
NoVA Defense/IT	16	2,501	88.9%	82,482	$37.09
Lackland Air Force Base	8	1,062	100.0%	61,383	$53.27
Navy Support	22	1,273	87.4%	33,420	$30.04
Redstone Arsenal	22	2,300	97.5%	56,918	$25.24
Data Center Shells:
Consolidated Properties	6	1,408	100.0%	31,087	$22.08
Unconsolidated Joint Venture Properties	24	4,295	100.0%	6,741	$15.69
Defense/IT Portfolio Subtotal / Average	190	21,719	96.2%	580,383	$33.74
Other	8	2,140	73.2%	66,277	$38.42
Total Operating Properties / Average	198	23,859	94.2%	$646,660	$34.14
Total Consolidated Operating Properties				$639,920
(1)This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2023.
(2)Annualized rental revenue is the monthly contractual base rent as of December 31, 2023 (ignoring free rent then in effect and rent associated with tenant funded landlord assets) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases for occupied space. With regard to properties owned through unconsolidated real estate joint ventures, we include the portion of annualized rental revenue allocable to our ownership interest. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. Our calculation of annualized rental revenue per occupied square foot excludes revenue of our reportable segments from leases not associated with our buildings.

The following table provides certain information about properties that were under, or contractually committed for, development as of December 31, 2023 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Redstone Arsenal:
5300 Redstone Gateway Huntsville, Alabama	46	100%	1Q 24	$17,973	$2,578
8100 Rideout Road Huntsville, Alabama	128	42%	3Q 24	30,485	13,478
Subtotal / Average	174	57%		48,458	16,056
Data Center Shells:
Southpoint Phase 2 Bldg A Northern Virginia	225	100%	3Q 24	20,760	61,740
Southpoint Phase 2 Bldg B Northern Virginia	193	100%	3Q 25	5,150	59,850
MP 3 Northern Virginia	225	100%	4Q 25	10,031	101,769
Subtotal / Average	643	100%		35,941	223,359
Total Under Development	817	91%		$84,399	$239,415
(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about land that we owned or controlled as of December 31, 2023, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Portfolio land owned/controlled for future development:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	144	1,630
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	289	3,258
NoVA Defense/IT	29	1,171
Navy Support	38	64
Redstone Arsenal (1)	300	3,400
Total Defense/IT Portfolio land owned/controlled for future development	656	7,893
Other land owned/controlled	53	1,538
Total Land Owned/Controlled	709	9,431
(1)This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Lease payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2023 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	Annualized Rental Revenue of Expiring Leases (1)	Percentage of Total Annualized Rental Revenue Expiring (1)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot (1)
2024	2,576	$82,599	12.8%	$35.92
2025	3,645	145,662	22.5%	$39.51
2026	1,959	61,398	9.5%	$39.41
2027	1,714	49,383	7.6%	$35.59
2028	2,418	64,392	10.0%	$32.92
2029	2,321	52,455	8.1%	$30.72
2030	1,320	29,624	4.6%	$28.51
2031	959	16,649	2.6%	$29.19
2032	230	7,209	1.1%	$31.30
2033	646	22,836	3.5%	$35.37
2034	1,438	32,661	5.1%	$29.46
2035	1,080	33,217	5.1%	$30.75
2036	1,010	9,908	1.5%	$29.44
2037	102	9,573	1.5%	$92.86
2038	569	14,207	2.2%	$24.96
2039	483	9,786	1.5%	$20.25
2041 (2)	—	4,841	0.8%	N/A
2063 (2)	—	135	—%	N/A
2072 (2)	—	125	—%	N/A
Total	22,470	$646,660	100.0%	$34.14
(1)Refer to definition provided on first page of Item 2 of this Annual Report on Form 10-K.
(2)Includes only ground leases.

With regard to the leases reported above as expiring in 2024, we believe that the weighted average annualized rental revenue per occupied square foot for such leases as of December 31, 2023, on average, approximated estimated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    In September 2023, the ticker symbol under which our common shares are publicly traded on the New York Stock Exchange (“NYSE”) changed from “OFC” to “CDP”. The number of holders of record of our common shares was 439 as of February 7, 2024. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2018 in our common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index, the FTSE All Equity REITs Index of the National Association of Real Estate Investment Trusts (“Nareit”) (the “All Equity REITs Index”) and the Office Property Sector of the FTSE All Equity REITs Index of Nareit (the “Office Sector Index”):

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
COPT Defense Properties
S&P 500 Index
Office Property Sector of FTSE Nareit All Equity REITs Index
FTSE Nareit All Equity REITs Index

	Period Ended
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
COPT Defense Properties	$100.00	$145.23	$134.90	$150.59	$145.69	$150.89
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Office Property Sector of FTSE Nareit All Equity REITs Index	$100.00	$131.42	$107.19	$130.77	$81.58	$83.23
FTSE Nareit All Equity REITs Index	$100.00	$128.66	$122.07	$172.49	$129.45	$144.16

In our 2022 Annual Report on Form 10-K, we used the All Equity REITs Index for purposes of comparing the performance of our shares to an industry index of our peers. Effective for our 2023 Annual Report on Form 10-K, we changed the industry index of our peers to the Office Sector Index as we believe it to be a closer representation of our business model than the broader index we previously used. Since 2023 is the initial year for our change in the industry index of our peers, we are presenting both of these indexes in the graph and table included above.

Shares Authorized for Issuance Under Equity Compensation Plans

For the information required by Item 5 (a) related to shares authorized for issuance under equity compensation plan, you should refer to our definitive proxy statement relating to the 2024 Annual Meeting of our Shareholders to be filed with the

Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

(b)    Not applicable

(c)    None

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

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

>general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability, property operating and construction costs, and property values;
>adverse changes in the real estate markets, including, among other things, increased competition with other companies;
>our ability to borrow on favorable terms;
>risks of property acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;
>risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;
>changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;
>potential impact of a prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new tenants;
>potential additional costs, such as capital improvements, fees and penalties, associated with environmental laws or regulations;
>adverse changes resulting from other government actions and initiatives, such as changes in taxation, zoning laws or other regulations.
>our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;
>the dilutive effects of issuing additional common shares; and
>security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems.

We undertake no obligation to publicly update or supplement forward-looking statements.

Overview

In 2023, we:

>experienced continued strong demand across our Defense/IT Portfolio segments that drove:
>strengthened occupancy of our operating properties, with year-end occupancy and leased rates at near-record levels; and
>near-record tenant retention rates, at increased rent levels;
>continued growth through substantially pre-leased development, with space placed in service during the year that was virtually full and a pipeline of substantially pre-leased properties under development at year end;
>raised capital from a sale of interests in data center shell properties, using the proceeds to create borrowing capacity to fund future development activities;
>opportunistically issued debt through a private placement to pre-fund the expected borrowings needed to fund our forecasted development activities for most of the next three years; and
>ended the year with no significant debt maturing until 2026, most of our Revolving Credit Facility’s borrowing capacity available and significant cash balances on hand.

Strong demand from our Defense/IT Portfolio drove increased property occupancy that more than offset the continuing effects of lagging demand in our Other segment. Our strengthened operating property occupancy in 2023 included increases in:

>total portfolio year-end occupancy rate from 92.7% to 94.2%, with a year-end leased rate of 95.3%;
>Defense/IT Portfolio year-end occupancy rate from 94.1% to 96.2%, with a year-end leased rate of 97.2%;

>Same Property year-end occupancy rate from 92.0% to 93.4%, with a year-end leased rate of 94.7% for our Same Properties in total and 96.8% for the Defense/IT Portfolio component; and
>average Same Property occupancy from 91.6% to 92.7%, and from 92.9% to 94.7% for the Defense/IT Portfolio component.

We also in 2023 achieved a tenant retention rate of 79.7% for the portfolio, and 85.7% for our Defense/IT Portfolio segment, which were near record levels. Our increased occupancy and leased rates were attributable primarily to our strong tenant retention coupled with the effects of our vacant space leasing efforts.

Defense/IT Portfolio demand also continued to feed growth in our portfolio through property development. In 2023, our Defense/IT Portfolio:

>placed into service 848,000 square feet in six properties that were 98% leased, mostly in our Data Center Shells, Redstone Arsenal and Fort Meade/BW Corridor sub-segments; and
>ended the year with 817,000 square feet under development in an additional five properties that were 91% leased, three of which were scheduled to be placed in service in 2024. Our properties under development included three data center shells and two properties in Redstone Arsenal.

We believe that our Defense/IT Portfolio has strongly benefited from continued:

>defense budget appropriation increases, with bipartisan support, and without extended delays in appropriations in recent years. As global threats to our national security and that of our allies continue to evolve and, in some cases, escalate, we believe that defense spending for the critical missions that our portfolio supports, such as intelligence, surveillance and cyber, will continue to be considered vital for the foreseeable future. However, future leasing demand could be delayed or diminish if this bipartisan support does not continue or if appropriations legislation to fund approved defense budgets faces extended delays (including the USG’s 2024 fiscal year defense budget, which was authorized but was awaiting appropriations as of the date of this filing); and
>demand for data center shells in Northern Virginia, one of the largest data center markets in the world. We believe that our properties in operations and undergoing development in this sub-segment will continue to benefit from strong demand through high tenant retention, with renewals at increased rental rates. However, as of December 31, 2023, we did not have additional land under control in Northern Virginia for the future development of data center shells. As a result, our ability to continue to develop data center shells, as we have for the past decade, may be limited.

As of December 31, 2023, we had scheduled lease expirations for 2.6 million square feet in 2024, representing 11.5% of our total occupied square feet and 12.8% of our total annualized rental revenue, including:

>2.4 million square feet in our Defense/IT Portfolio segment, a high proportion of which we expect to renew; and
>161,000 square feet in our Other segment, most of which we do not expect to renew.

Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

On January 10, 2023, we raised $190.2 million in capital from our sale of a 90% interest in three data center shell properties in Northern Virginia, resulting in a gain on sale of $49.4 million. We retained a 10% interest in the properties through a newly-formed joint venture. We used substantially all of the proceeds from this sale to pay down our Revolving Credit Facility to create additional borrowing capacity available to fund future development.

On September 12, 2023, we issued $345.0 million aggregate principal amount of 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). While we were previously anticipating issuing debt through the capital markets in late-2024, due to what we considered to be a potentially challenging capital environment, we opportunistically completed this issuance to remove future execution and debt-pricing risk, while pre-funding and creating capacity under our Revolving Credit Facility for the expected borrowings needed to fund our forecasted development activities for most of the next three years. The proceeds from this issuance, after deducting the initial purchasers’ commissions, but before other offering expenses, were $336.4 million. The net proceeds from the notes were primarily used for general corporate purposes, including repayment of borrowings under our Revolving Credit Facility and pre-funding of future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use.

As of December 31, 2023, we ended the year, with:

>no significant debt maturing until 2026;
>$525.0 million in available borrowing capacity under our Revolving Credit Facility;
>no variable-rate debt exposure expected until late-2024, including the effect of interest rate swaps;
>only 4.1% of our outstanding debt encumbered by properties; and

>$167.8 million in cash on hand.

In 2023, the United States economy experienced inflationary conditions, increased interest rates, higher volatility in the debt and equity capital markets and certain supply-chain related shortages that, coupled with increased prevalence of remote- and flexible-work arrangements in recent years, adversely affected the United States office real estate industry. For us:

>the above conditions have not significantly affected our ability to achieve expected leasing in our Defense/IT Portfolio, although the properties in our Other segment continue to experience a challenging leasing environment that has not improved;
>inflationary conditions have contributed to increased costs for certain property operating expenses and building equipment and materials, which affects our development of new properties and improvements for existing properties. For:
>property operating expenses, most of our leases obligate tenants to pay either their full share of a building’s operating expenses or their share to the extent such expenses exceed amounts established in their leases. These lease arrangements reduce our exposure to increases in property operating expenses;
>new property development and tenant improvements associated with new leasing in our Defense/IT Portfolio, increased costs have not significantly affected our ability to achieve targeted yields due to continued strong demand for space, which has generally enabled us to increase rents to maintain such yields. However, continued cost increases could adversely affect our ability to continue to achieve targeted yields on future new property development and future new leasing of our existing properties to the extent increases in market rental rates do not keep pace; this could also reduce our willingness to develop, or our tenants’ willingness to commit to leasing, new properties; and
>other capital improvements, the increasing cost environment could affect our willingness, or timeline, for completing such improvements;
>we observed uncertainty in the debt markets in 2023 both in terms of availability and pricing, particularly for commercial real estate. Due to this uncertainty, we chose to issue our 5.25% Notes to remove future execution and debt-pricing risk by pre-funding and creating capacity under our Revolving Credit Facility for the expected borrowings needed to fund forecasted future development activities;
>the effects of increased interest rates were limited to a certain extent since our debt is predominantly fixed rate and in the form of long-term unsecured notes that we issued prior to 2022. Notable effects include the following:
>for variable-rate loans, we use interest rate swaps to hedge the effect of interest rate changes. We had interest rate swaps for a $200.0 million notional amount that fixed the one-month LIBOR interest rate in 2022 at 1.9% through December 1, 2022; and, effective February 1, 2023, fixed the one-month SOFR interest rate at 3.7% for a three-year term;
>for the 5.25% Notes issuance, the interest rate was higher than our previous senior notes issuance in November 2021; and
>for net proceeds resulting from the 5.25% Notes issuance that we invested in short-term money market accounts pending use for future development activities, elevated U.S. Treasury Rates in 2023 enabled us to realize interest income at rates slightly in excess of the debt issuance rate; and
>both our operating and development activities experienced supply-chain related shortages in 2023 that, due in large part to our anticipatory efforts, did not significantly affect our ability to execute such activities.

In addition, we owned eight office properties in our Other segment as of December 31, 2023 that we do not consider strategic holdings since they do not align with our Defense/IT strategy. We intend to sell these properties when we believe that market conditions and opportunities position us to optimize our return on investment. However, we did not initiate plans for sales of these properties in 2023 due in part to the anticipated effects of increased interest rates and debt availability on potential buyers.

For our 2023 results of operations:

>our diluted earnings per share decreased from $1.53 per share in 2022 to a loss per share of $(0.67) in 2023, and our net income decreased from $178.8 million in 2022 to a loss of $(74.3) million in 2023 due primarily to $252.8 million in impairment losses that we recognized in 2023. We recognized these impairment losses on: six operating properties in our Other segment after shortening their expected holding periods; and a parcel of other land that we controlled;
>net operating income (“NOI”) from real estate operations, our segment performance measure, increased $21.8 million, or 6.0%, relative to 2022. This change was comprised primarily of:
>a $26.4 million increase from newly-developed properties placed in service; and
>a $10.5 million increase from our Same Properties, which included the effect of increased occupancy in our Defense/IT Portfolio; offset in part by
>a $15.1 million decrease from property dispositions; and
>diluted funds from operations per share, as adjusted for comparability increased 2.5% and the numerator for that measure increased $6.9 million, or 2.6%, relative to 2022, due primarily to increased NOI from real estate operations in 2023, offset in part by higher interest expense.

Additional disclosure comparing our 2023 and 2022 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2023 and 2022 in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

>how we expect to generate and obtain cash for short and long-term capital needs; and
>material cash requirements for known contractual and other obligations.

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

We also refer to the measures “cash rents”, “straight-line rents”, and “committed costs” in the “Occupancy and Leasing” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Cash rents include monthly contractual base rent (ignoring rent abatements and rent associated with tenant funded landlord assets) multiplied by 12, plus estimated annualized expense reimbursements (average for first 12 months of term for new or renewed leases or as of lease expiration for expiring leases). Straight-line rents include annual minimum base rents, net of abatements and lease incentives and excluding rent associated with tenant funded landlord assets, on a straight-line basis over the term of the lease, and estimated annual expense reimbursements (as of lease commencement for new or renewed leases or as of lease expiration for expiring leases). We believe that cash rents and straight-line rents are useful measures for evaluating the rental rates of our leasing activity, including changes in such rates relative to rates that may have been previously in place, with cash rents serving as a measure to evaluate rents at the time rent payments commence, and straight-line rents serving as a measure to evaluate rents over the related lease terms. Committed costs includes tenant improvement allowances (excluding tenant funded landlord assets), leasing commissions and estimated turn key costs and excludes lease incentives; we believe this is a useful measure for evaluating our costs associated with obtaining new leases.

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

Assessment of Lease Term as Lessor

As discussed above, a significant portion of our portfolio is leased to the USG, and the majority of those leases provide for one-year terms, with a series of one-year renewal options (with defined rent escalations upon renewal), and/or provide for early termination rights. Applicable accounting guidance requires us to recognize minimum rental payments on operating leases, net of rent abatements, on a straight-line basis over the term of each lease. We estimate a tenant’s lease term at the lease commencement date and do not subsequently reassess such term unless the lease is modified. When estimating a tenant’s lease term, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the tenant based on any existing contract, asset, entity or market-based factors associated with the lease. Factors we consider in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of tenant leasehold improvements or other assets whose value would be impaired by the tenant vacating or discontinuing use of the leased property. For most of our leases with the USG, our estimates of lease term conclude that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain as it relates to the expected lease end date. As a result, our recognition of minimum rents on these leases includes the effect of annual rent escalations over our estimate of the lease term (including on one-year renewal options) and our depreciation and amortization of costs incurred on these leases is recognized over the lease term. An over-estimate of the term of these leases by us could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases. We had no significant USG leases with lease terms determined to have been over-estimated during the reporting periods included herein.

Impairment of Long-Lived Assets

We assess the asset groups associated with each of our properties for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired. If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recoverability analysis for such asset groups. If and when our plans change for a property, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans. In our accounting for impairment of long-lived assets, we estimate property fair values based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. We estimate cash flows used in performing impairment analyses based on our plans for the property and our views of market and economic conditions. Our estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures, leasing commissions, absorption and hold periods and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Our determination of appropriate capitalization or discount rates for use in estimating property fair values also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality, location and other unique attributes of the property.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Operating Properties for 20 Largest Tenants as of December 31,
Tenant (1)	2023	2022	2021
USG	35.9%	35.5%	35.6%
Fortune 100 Company	8.7%	8.4%	9.2%
General Dynamics Corporation	5.0%	5.1%	5.6%
CACI International Inc	2.3%	2.4%	2.4%
Northrop Grumman Corporation	2.3%	2.4%	1.4%
The Boeing Company	2.3%	2.4%	2.5%
Peraton Corp.	2.0%	2.1%	2.1%
Booz Allen Hamilton, Inc.	1.8%	1.9%	1.9%
Fortune 100 Company	1.8%	1.9%	N/A
Morrison & Foerster, LLP	1.5%	1.4%	1.0%
CareFirst Inc.	1.4%	1.5%	1.7%
KBR, Inc.	1.2%	1.2%	N/A
Yulista Holding, LLC	1.1%	1.1%	1.1%
RTX Corporation	1.1%	1.1%	1.1%
Miles and Stockbridge, PC	1.0%	1.1%	1.0%
AT&T Corporation	1.0%	1.1%	1.1%
Mantech International Corp.	1.0%	1.0%	1.0%
Jacobs Engineering Group Inc.	1.0%	1.0%	1.0%
Wells Fargo & Company	1.0%	1.1%	1.1%
University System of Maryland	0.9%	N/A	0.8%
The MITRE Corporation	N/A	0.8%	0.8%
Transamerica Life Insurance Company	N/A	N/A	0.9%
Subtotal of 20 largest tenants	74.3%	74.5%	73.3%
All remaining tenants	25.7%	25.5%	26.7%
Total	100.0%	100.0%	100.0%
Total annualized rental revenue	$646,660	$609,700	$589,425
(1)Includes affiliated organizations where applicable.

Concentration of Properties by Segment

The table below sets forth the segment allocation of our annualized rental revenue (excluding our Wholesale Data Center that we sold on January 25, 2022) as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue as of December 31,			Number of Properties as of December 31,
Region	2023	2022	2021	2023	2022	2021
Defense/IT Portfolio:
Fort Meade/BW Corridor	47.7%	46.8%	47.0%	92	91	90
NoVA Defense/IT	12.8%	13.3%	13.9%	16	16	16
Lackland Air Force Base	9.5%	9.9%	10.6%	8	8	8
Navy Support	5.2%	5.4%	5.9%	22	22	21
Redstone Arsenal	8.8%	7.6%	5.4%	22	21	17
Data Center Shells	5.8%	6.7%	5.3%	30	28	26
Total Defense/IT Portfolio	89.8%	89.7%	88.1%	190	186	178
Other	10.2%	10.3%	11.9%	8	8	8
	100.0%	100.0%	100.0%	198	194	186

The changes in revenue concentration reflected above between year-end 2022 and 2023 were attributable primarily to the: increasing effects in 2023 of occupied properties placed in service (most notably for Fort Meade/BW Corridor, Redstone Arsenal and Data Center Shells) and occupancy from vacant space leasing for Fort Meade/BW Corridor and Redstone Arsenal; offset in part by the decreasing effect from our sale of interests in Data Center Shells in 2023.

Occupancy and Leasing

The tables below set forth occupancy information (excluding our Wholesale Data Center that we sold on January 25, 2022):

	December 31,
	2023	2022	2021
Occupancy rates at period end
Total	94.2%	92.7%	92.4%
Defense/IT Portfolio:
Fort Meade/BW Corridor	96.4%	92.7%	90.0%
NoVA Defense/IT	88.9%	90.0%	88.3%
Lackland Air Force Base	100.0%	100.0%	100.0%
Navy Support	87.4%	89.8%	93.9%
Redstone Arsenal	97.5%	89.9%	90.8%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Portfolio	96.2%	94.1%	93.0%
Other	73.2%	78.8%	87.0%
Annualized rental revenue per occupied square foot at year end	$34.14	$33.16	$32.47

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2022	23,006	21,327
Vacated upon lease expiration (1)	—	(504)
Occupancy for new leases	—	818
Development placed in service	848	827
Other changes	5	2
December 31, 2023	23,859	22,470
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

With regard to changes in occupancy from December 31, 2022 to December 31, 2023:

>Fort Meade/BW Corridor: Increase was due primarily to the commencement of occupancy from vacant space leasing in a number of properties in this sub-segment;
>Navy Support: Decreased despite an 80.5% tenant retention rate in 2023 due to minimal commencement of occupancy from vacant space leasing. As of December 31, 2023 we had scheduled lease expirations in 2024 for 352,000 square feet, or 32%, of this sub-segment’s occupied square feet, most of which we expect to renew;
>Redstone Arsenal: Increase was due primarily to the commencement of occupancy from vacant space leasing in a number of properties in this sub-segment; and
>Other: Decreased due to vacated space resulting from its 25.3% tenant retention rate and minimal vacant space leasing.

In 2023, we leased 2.9 million square feet, including 747,000 square feet of development space in our Defense/IT Portfolio, with weighted average lease terms of 14.4 years.

In 2023, we renewed leases on 1.7 million square feet, representing a tenant retention rate of 79.7%. Most of these lease renewals were for our Defense/IT Portfolio, which had a retention rate of 85.7%, while our Other segment had a retention rate of 25.3%. The cash rents for our renewals (totaling $34.69 per square foot) increased on average by approximately 1.5% and the straight-line rents (totaling $34.69 per square foot) increased on average by approximately 9.3% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 4.8 years, with average escalations per year of 2.6%, and the per annum average committed costs associated with completing the leasing was approximately $3.16 per square foot.

In 2023, we also completed leasing on 452,000 square feet of vacant space, predominantly for our Defense/IT Portfolio. The cash rents of this leasing totaled $34.87 per square foot and the straight-line rents totaled $35.10 per square foot; these leases had a weighted average lease term of approximately 8.2 years, with average escalations per year of 2.5%, and the per annum average committed costs associated with completing this leasing was approximately $9.41 per square foot.

Lease Expirations

The table below sets forth as of December 31, 2023 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles for our properties by segment/sub-segment in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental Revenue of Operating Properties
	2024	2025	2026	2027	2028	Thereafter	Total
Defense/IT Portfolio:
Fort Meade/BW Corridor	8.4%	11.1%	5.1%	4.0%	7.1%	11.9%	47.7%
NoVA Defense/IT	1.5%	1.8%	0.3%	1.0%	1.1%	7.0%	12.8%
Lackland Air Force Base	0.0%	6.2%	1.9%	0.0%	0.0%	1.4%	9.5%
Navy Support	1.6%	0.7%	0.9%	1.2%	0.2%	0.5%	5.2%
Redstone Arsenal	0.5%	1.1%	0.1%	0.7%	0.0%	6.4%	8.8%
Data Center Shells	0.1%	0.0%	0.1%	0.1%	0.1%	5.4%	5.8%
Other	0.7%	1.6%	0.9%	0.7%	1.4%	5.0%	10.2%
Total	12.8%	22.5%	9.5%	7.6%	10.0%	37.6%	100.0%

The weighted average lease term as of December 31, 2023 was approximately five years. We believe that the weighted average annualized rental revenue per occupied square foot for leases expiring in 2024, on average, approximated estimated current market rents for the related space, with specific results varying by segment/sub-segment.

Results of Operations

For a discussion of our results of operations comparison for 2022 and 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 24, 2023.

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses from continuing and discontinued operations; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”).  The table below reconciles NOI from real estate operations to net (loss) income, the most directly comparable GAAP measure:

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Net (loss) income	$(74,347)	$178,822
Construction contract and other service revenues	(60,179)	(154,632)
Depreciation and other amortization associated with real estate operations	148,950	141,230
Construction contract and other service expenses	57,416	149,963
Impairment losses	252,797	—
General, administrative, leasing and other expenses	42,769	38,991
Interest expense	71,142	61,174
Interest and other income, net	(12,587)	(9,070)
Gain on sales of real estate from continuing operations	(49,392)	(19,250)
Loss on early extinguishment of debt	—	609
Equity in loss (income) of unconsolidated entities	261	(1,743)
UJV NOI allocable to COPT Defense included in equity in (loss) income of unconsolidated entities	6,659	4,327
Income tax expense	588	447
Discontinued operations	—	(29,573)
Revenues from real estate operations from discontinued operations	—	1,980
Property operating expenses from discontinued operations	—	(971)
NOI from real estate operations	$384,077	$362,304

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

>Same Property, which we define as properties stably owned and 100% operational throughout the two years being compared. For further discussion of the concept of “operational,” refer to the Properties section of Note 2 of the consolidated financial statements;
>developed or redeveloped properties placed into service that were not 100% operational throughout the two years being compared; and
>disposed properties.

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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to (loss) income from continuing operations reported on the consolidated statements of operations is provided in Note 13 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2023 and 2022

	For the Years Ended December 31,
	2023	2022	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$624,803	$584,398	$40,405
Construction contract and other service revenues	60,179	154,632	(94,453)
Total revenues	684,982	739,030	(54,048)
Operating expenses
Property operating expenses	247,385	227,430	19,955
Depreciation and amortization associated with real estate operations	148,950	141,230	7,720
Construction contract and other service expenses	57,416	149,963	(92,547)
Impairment losses	252,797	—	252,797
General, administrative, leasing and other expenses	42,769	38,991	3,778
Total operating expenses	749,317	557,614	191,703
Interest expense	(71,142)	(61,174)	(9,968)
Interest and other income, net	12,587	9,070	3,517
Gain on sales of real estate	49,392	19,250	30,142
Loss on early extinguishment of debt	—	(609)	609
Equity in (loss) income of unconsolidated entities	(261)	1,743	(2,004)
Income tax expense	(588)	(447)	(141)
(Loss) income from continuing operations	(74,347)	149,249	(223,596)
Discontinued operations	—	29,573	(29,573)
Net (loss) income	$(74,347)	$178,822	$(253,169)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2023	2022	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$567,320	$544,312	$23,008
Lease termination revenue, net	3,745	2,237	1,508
Collectability loss provisions included in lease revenue	(1,313)	(745)	(568)
Other property revenue	4,832	4,077	755
Same Property total revenues	574,584	549,881	24,703
Developed and redeveloped properties placed in service	42,156	10,515	31,641
Dispositions, net of retained interest in newly-formed UJVs	400	21,404	(21,004)
Other	7,663	4,578	3,085
	624,803	586,378	38,425
Property operating expenses
Same Property	(234,052)	(219,876)	(14,176)
Developed and redeveloped properties placed in service	(6,421)	(1,177)	(5,244)
Dispositions, net of retained interest in newly-formed UJVs	(56)	(3,665)	3,609
Other	(6,856)	(3,683)	(3,173)
	(247,385)	(228,401)	(18,984)

UJV NOI allocable to COPT Defense
Same Property	4,301	4,308	(7)
Retained interests in newly-formed UJVs	2,358	19	2,339
	6,659	4,327	2,332

NOI from real estate operations
Same Property	344,833	334,313	10,520
Developed and redeveloped properties placed in service	35,735	9,338	26,397
Dispositions, net of retained interest in newly-formed UJVs	2,702	17,758	(15,056)
Other	807	895	(88)
	$384,077	$362,304	$21,773

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$316,701	$305,377	$11,324
Other	28,132	28,936	(804)
	$344,833	$334,313	$10,520

Same Property rent statistics
Average occupancy rate	92.7%	91.6%	1.1%
Average straight-line rent per occupied square foot (1)	$27.13	$26.94	$0.19
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the years set forth above.

Our Same Property pool consisted of 180 properties, comprising 86.4% of our portfolio’s square footage as of December 31, 2023. This pool of properties changed from the pool used for purposes of comparing 2022 and 2021 in our 2022 Annual Report on Form 10-K due to the: addition of seven properties placed in service and 100% operational on or before January 1, 2022 and two properties owned through a UJV that was formed in 2021; and removal of three properties in which we sold a 90% interest in 2023.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Property pool was due in large part to additional revenue in 2023 resulting from higher occupancy and the commencement of tenant expense reimbursements on certain recently commenced leases;
>developed and redeveloped properties placed in service reflects the effect of 13 properties placed in service in 2023 and 2022; and
>dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023 and two in 2022, as well as the sale of our wholesale data center on January 25, 2022.

NOI from Service Operations

	For the Years Ended December 31,
	2023	2022	Variance
	(in thousands)
Construction contract and other service revenues	$60,179	$154,632	$(94,453)
Construction contract and other service expenses	(57,416)	(149,963)	92,547
NOI from service operations	$2,763	$4,669	$(1,906)

Construction contract and other service revenues and expenses decreased in 2023 due primarily to a lower volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Impairment Losses

As part of our closing process for the three months ended September 30, 2023, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment. As a result of this process, we shortened the expected holding periods for six operating properties in our Other segment and a parcel of land located in Baltimore, Maryland, Northern Virginia and Washington, D.C. We determined that the carrying amount of the properties would not likely be recovered from the undiscounted cash flows from the operations and sales of the properties over the shortened holding periods. Accordingly, we recognized impairment losses of $252.8 million on these properties during 2023.

General, Administrative, Leasing and Other Expenses

Our general, administrative, leasing and other expenses are net of amounts capitalized for compensation and indirect costs associated with properties, or portions thereof, undergoing development or redevelopment activities. Our capitalized compensation and indirect costs totaled $9.5 million in 2023 and $10.7 million in 2022.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2023	2022	Variance
	(in thousands)
Interest on unsecured senior notes	$53,546	$47,496	$6,050
Interest on mortgage and other secured debt	5,072	4,632	440
Interest on unsecured term debt	8,139	3,503	4,636
Interest on Revolving Credit Facility	8,341	6,800	1,541
Interest expense (offsets) additions from interest rate swaps	(3,900)	946	(4,846)
Amortization of deferred financing costs	2,580	2,297	283
Other interest	1,843	2,209	(366)
Capitalized interest	(4,479)	(6,709)	2,230
Interest expense	$71,142	$61,174	$9,968

Regarding the changes in interest expense components reported above: the increase for unsecured senior notes was attributable to the 5.25% Notes issued in September 2023; and the increases for the unsecured term debt and Revolving Credit Facility were attributable to higher variable interest rates, the effect of which was mostly offset by interest rate swaps in place during the respective periods. While our debt is predominantly fixed rate and in the form of long-term unsecured notes, for variable-rate loans, we used interest rate swaps to hedge the effect of interest rate changes, including swaps for a $200.0 million notional amount that: fixed the one-month LIBOR interest rate in 2022 at 1.9% through December 1, 2022; and, effective February 1, 2023, fixed the one-month SOFR interest rate at 3.7% for a three-year term.

Our average outstanding debt was $2.3 billion in 2023 and 2022, and our weighted average effective interest rate on debt was approximately 3.0% in 2023 and 2.8% in 2022.

Interest and Other Income, Net

Interest and other income, net increased in 2023 due in large part to interest income earned from a portion of the net proceeds from the 5.25% Notes issuance being invested in short-term interest-bearing money market accounts.

Gain on Sales of Real Estate

The gain on sales of real estate recognized in 2023 was due to our sale of a 90% interest in three data center shell properties. Gain on sales of real estate in 2022 was due to our sale of a 90% interest in two data center shell properties.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of dividends on unrestricted common and deferred shares and distributions to holders of interests in CDPLP, to the extent they are dilutive for purposes of calculating the respective related non-GAAP per share measures, divided by (2) the respective non-GAAP measures.

The table below sets forth the computation of the above stated measures for 2023 and 2022 and provides reconciliations to the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2023	2022
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(74,347)	$178,822
Real estate-related depreciation and amortization	148,950	141,230
Impairment losses on real estate	252,797	—
Gain on sales of real estate	(49,392)	(47,814)
Depreciation and amortization on UJVs allocable to COPT Defense	3,217	2,101
FFO	281,225	274,339
FFO allocable to other noncontrolling interests	(3,978)	(4,795)
Basic FFO allocable to share-based compensation awards	(1,940)	(1,433)
Basic FFO available to common share and common unit holders	275,307	268,111
Redeemable noncontrolling interests	(58)	(34)
Diluted FFO adjustments allocable to share-based compensation awards	150	109
Diluted FFO available to common share and common unit holders	275,399	268,186
Loss on early extinguishment of debt	—	609
Executive transition costs	518	343
Gain on early extinguishment of debt on unconsolidated real estate JVs	—	(168)
Diluted FFO comparability adjustments allocable to share-based compensation awards	(4)	(5)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$275,913	$268,965

Weighted average common shares	112,178	112,073
Conversion of weighted average common units	1,509	1,454
Weighted average common shares/units - Basic FFO per share	113,687	113,527
Dilutive effect of share-based compensation awards	424	431
Redeemable noncontrolling interests	38	116
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,149	114,074

Diluted EPS	$(0.67)	$1.53
Diluted FFO per share	$2.41	$2.35
Diluted FFO per share, as adjusted for comparability	$2.42	$2.36

Denominator for diluted EPS	112,178	112,620
Weighted average common units	1,509	1,454
Redeemable noncontrolling interests	38	—
Dilutive effect of additional share-based compensation awards	424	—
Denominator for diluted FFO per share and as adjusted for comparability	114,149	114,074

Dividends on unrestricted common and deferred shares	$127,978	$123,367
Dividends and distributions on restricted shares and units	828	567
Distributions on unrestricted common units	1,725	1,623
Dividends and distributions for net income payout ratio	$130,531	$125,557

Dividends on unrestricted common and deferred shares	$127,978	$123,367
Distributions on unrestricted common units	1,725	1,623
Dividends and distributions for FFO payout ratio	129,703	124,990
Dividends and distributions adjustments for dilution	(7)	51
Dividends and distributions for diluted non-GAAP payout ratios	$129,696	$125,041

Net income payout ratio	N/A	70.2%
FFO payout ratio	46.1%	45.6%
Diluted FFO payout ratio	47.1%	46.6%
Diluted FFO payout ratio, as adjusted for comparability	47.0%	46.5%

Property Additions

The table below sets forth the major components of our additions to properties for 2023 and 2022:

	For the Years Ended December 31,
	2023	2022	Variance
	(in thousands)
Development	$248,790	$266,680	$(17,890)
Tenant improvements on operating properties (1)	58,315	54,494	3,821
Capital improvements on operating properties	25,976	29,528	(3,552)
	$333,081	$350,702	$(17,621)
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

 Cash Flows

Net cash flow from operating activities increased $10.4 million, or 3.9%, from 2022 to 2023, which included the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, offset in part by higher payments for lease incentives and sales-type lease costs and lower interest income received on investing receivables from the City of Huntsville in 2023.

Net cash flow used in investing activities increased $86.2 million from 2022 to 2023 due in large part to lower proceeds from properties sold in 2023, which included our sale of a 90% interest in three data center shells, relative to 2022, which included sales of our wholesale data center and a 90% interest in two data center shells.

Net cash flow provided by financing activities in 2023 was $46.3 million, and included primarily the following:

>net proceeds of debt borrowings during the period of $181.4 million, which included the net effect of our issuance of the 5.25% Notes and a net paydown of borrowings under our Revolving Credit Facility using proceeds from the notes issuance and from property sales; and
>dividends to common shareholders of $127.2 million.

Net cash flow used in financing activities in 2022 was $183.2 million, and included primarily the following:

>dividends to common shareholders of $123.6 million; and
>net repayments of debt borrowings during the period of $43.3 million, which included the net effect of: repayments of our Revolving Credit Facility and term loan facility primarily using property sale proceeds; proceeds from our Revolving Credit Facility used primarily to fund property development; and the refinancing of our existing Revolving Credit Facility and term loan facility using proceeds from new facilities.

Supplemental Guarantor Information

As of December 31, 2023, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of December 31, 2023, we had $167.8 million in cash and cash equivalents. We were carrying a significant amount of cash and cash equivalents as of the end of the period due to our use of a portion of the net proceeds from our issuance of the 5.25% Notes to pre-fund future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development/redevelopment costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties.  The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of December 31, 2023.

Our senior unsecured debt is rated investment grade, with stable outlooks, by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common shares and, to a lesser extent, preferred shares.

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

Our material cash requirements, including contractual and other obligations, include:

>property operating expenses, including future lease obligations from us as a lessee;
>construction contract expenses;
>general, administrative, leasing and other expenses;
>debt service, including interest expense;
>property development costs;
>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $85 million in 2024);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations in 2024 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

In 2024, we expect to spend $240 million to $280 million on development costs, most of which was contractually obligated as of December 31, 2023, and had $27.6 million in debt balloon payments maturing in 2024. We expect to fund these cash requirements using, in part, remaining cash flow from operations and any remaining excess available cash and cash equivalents, with the balance funded using borrowings under our Revolving Credit Facility, at least initially.

Beyond 2024, we expect to continue to actively develop and redevelop properties and fund using, in part, remaining cash flow from operations, with the balance, at least initially, funded primarily using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2023, we were compliant with these covenants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases. Increases in interest rates can also result in increased interest expense when our fixed-rate debt matures and needs to be refinanced.

The following table sets forth as of December 31, 2023 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Fixed-rate debt (1)	$29,443	$1,302	$436,140	$—	$345,000	$1,400,000	$2,211,885
Weighted average interest rate	4.42%	3.23%	2.38%	—%	5.25%	2.58%	2.98%
Variable-rate debt (2)	$540	$22,415	$210,160	$—	$—	$—	$233,115
Weighted average interest rate (3)	6.93%	6.97%	6.66%	—%	—%	—%	6.69%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $28.7 million.
(2)As of December 31, 2023, maturities in 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of December 31, 2023 for variable-rate debt.

The fair value of our debt was $2.2 billion as of December 31, 2023 and $1.9 billion as of December 31, 2022.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $82 million as of December 31, 2023 and $88 million as of December 31, 2022.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2023 and 2022 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $764,000 in 2023 and $1.5 million in 2022 if the applicable variable index rate was 1% higher. Interest expense in 2023 was less sensitive to a change in interest rates than 2022 due primarily to our having a lower average variable-rate debt balance in 2023, including the effect of interest rate swaps.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on pages F-3 through F-5.

(c)    Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)    Not applicable

(b)    Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of our directors or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

(a)    Not applicable
(b)    Not applicable

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2024 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2.1
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

10.1.2
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

10.8*
Confidential Post-Resignation Consulting Agreement and Release between Corporate Office Properties, L.P. and Todd W. Hartman, dated March 1, 2023 (filed with the Company’s Current Report on Form 8-K dated March 1, 2023 and incorporated herein by reference).

10.9*	Letter Agreement, dated December 1, 2023, between COPT Defense Properties, COPT Defense Properties L.P. and Britt A. Snider (filed herewith).
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

EXHIBIT NO.	DESCRIPTION
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

10.16.1
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

10.17
Indenture, dated September 12, 2023, among the Issuer, the Guarantor and U.S. Bank Trust Company, National Association (filed with the Company’s Current Report on Form 8-K dated September 12, 2023 and incorporated herein by reference).

10.18
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

97.1*	Incentive-based Compensation Recovery Policy (filed herewith).
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPT DEFENSE PROPERTIES

Date:	February 22, 2024	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 22, 2024	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 22, 2024
(Stephen E. Budorick)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 22, 2024
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Matthew T. Myers	Senior Vice President, Chief Accounting Officer	February 22, 2024
(Matthew T. Myers)	and Controller (Principal Accounting Officer)
/s/ Robert L. Denton, Sr.	Chairman of the Board and Trustee	February 22, 2024
(Robert L. Denton, Sr.)
/s/ Thomas F. Brady	Trustee	February 22, 2024
(Thomas F. Brady)
/s/ Philip L. Hawkins	Trustee	February 22, 2024
(Philip L. Hawkins)
/s/ Steven D. Kesler	Trustee	February 22, 2024
(Steven D. Kesler)
/s/ Letitia A. Long	Trustee	February 22, 2024
(Letitia A. Long)
/s/ Essye B. Miller	Trustee	February 22, 2024
(Essye B. Miller)
/s/ Raymond L. Owens	Trustee	February 22, 2024
(Raymond L. Owens)
/s/ C. Taylor Pickett	Trustee	February 22, 2024
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 22, 2024
(Lisa G. Trimberger)

COPT DEFENSE PROPERTIES AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of COPT Defense Properties:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of COPT Defense Properties and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of the Expected Lease End Date for United States Government Leases with One-Year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, lease revenue from continuing operations for the year ended December 31, 2023 was $619.8 million and a significant portion of the Company’s leases are with the United States Government, which represented 27% of the fixed lease revenues for the year ended December 31, 2023. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights is a critical audit matter are (i) the significant judgment by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions used by management related to the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating management’s assumptions involved evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Assessment of Properties – Fair Value Analysis of Impaired Properties in the Other Reportable Segment

As described in Notes 2 and 4 to the consolidated financial statements, management assesses the asset groups associated with each of the Company’s properties for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired. As of December 31, 2023, the carrying value of the Company’s total properties, net of accumulated depreciation was $3.5 billion, of which a portion relates to the Other reportable segment. For the year ended December 31, 2023, the Company recorded an impairment loss of $252.8 million. If management’s analysis indicates the carrying values of certain properties’ asset groups may be impaired, management performs a recoverability analysis for such asset groups. If and when plans change for a property, management revises the recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with revised plans. In accounting for the impairment of long-lived assets, management estimates property fair values based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. Management estimates cash flows used in performing impairment analyses based on plans for the property and views of market and economic conditions. The estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures, leasing commissions, absorption and hold periods, and recent sales data for comparable properties. As disclosed by management, the determination of appropriate capitalization or discount rates for use in estimating property fair values also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality, location and other unique attributes of the property.

The principal considerations for our determination that performing procedures relating to the fair value analysis of impaired properties in the Other reportable segment is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the properties in the Other reportable segment based on the discounted cash flow and comparable sales analyses; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the current and future market rental and occupancy rates, estimated operating and capital expenditures, leasing commissions, absorption and hold periods, capitalization rates and discount rates used in the discounted cash flow analyses and recent sales data for comparable properties used in the comparable sales analyses (collectively referred to as the “significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value analysis of impaired properties, including controls over management’s development of the fair value estimate of the properties based on the discounted cash flow and comparable sale analyses and determination of the significant assumptions used in the discounted cash flow and comparable sales analyses. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the properties in the Other reportable segment based on the discounted cash flow and comparable sales analyses; (ii) evaluating the appropriateness of the discounted cash flow and comparable sales analyses; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow and comparable sales analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow and comparable sales analyses. Evaluating management’s assumptions involved evaluating whether the assumptions used were reasonable by (i) comparing the current and future market rental and occupancy rates, estimated operating expenditures, leasing commissions, absorption periods, capitalization rates, discount rates and recent sales data to observable market data; (ii) comparing the estimated operating and capital expenditures and hold periods to the past performance of the relevant properties held by the Company; and (iii) considering whether the current and future market rental rates and estimated operating and capital expenditures were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating, on a test basis, the appropriateness of the discounted cash flow analyses and the reasonableness of the significant assumptions used in the discounted cash flow analyses.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 22, 2024
We have served as the Company’s auditor since 1997.

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Properties, net:
Operating properties, net	$3,246,806	$3,258,899
Projects in development or held for future development	256,872	297,499
Total properties, net	3,503,678	3,556,398
Property - operating right-of-use assets	41,296	37,020
Assets held for sale, net	—	161,286
Cash and cash equivalents	167,820	12,337
Investment in unconsolidated real estate joint ventures	41,052	21,460
Accounts receivable, net	48,946	43,334
Deferred rent receivable	149,237	125,147
Lease incentives, net	61,331	49,757
Deferred leasing costs (net of accumulated amortization of $41,448 and $35,270, respectively)	70,057	69,339
Investing receivables (net of allowance for credit losses of $2,377 and $2,794, respectively)	81,512	84,621
Prepaid expenses and other assets, net	82,037	96,576
Total assets	$4,246,966	$4,257,275
Liabilities and equity
Liabilities:
Debt, net	$2,416,287	$2,231,794
Accounts payable and accrued expenses	133,315	157,998
Rents received in advance and security deposits	35,409	30,016
Dividends and distributions payable	32,644	31,400
Deferred revenue associated with operating leases	29,049	11,004
Property - operating lease liabilities	33,931	28,759
Other liabilities	18,996	18,556
Total liabilities	2,699,631	2,509,527
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,580	26,293
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,555,352 at December 31, 2023 and 112,423,893 at December 31, 2022)	1,126	1,124
Additional paid-in capital	2,489,989	2,486,116
Cumulative distributions in excess of net income	(1,009,318)	(807,508)
Accumulated other comprehensive income	2,115	2,071
Total shareholders’ equity	1,483,912	1,681,803
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	25,502	25,808
Other consolidated entities	14,341	13,844
Noncontrolling interests in subsidiaries	39,843	39,652
Total equity	1,523,755	1,721,455
Total liabilities, redeemable noncontrolling interests and equity	$4,246,966	$4,257,275
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Lease revenue	$619,847	$580,169	$553,668
Other property revenue	4,956	4,229	2,902
Construction contract and other service revenues	60,179	154,632	107,876
Total revenues	684,982	739,030	664,446
Operating expenses
Property operating expenses	247,385	227,430	213,377
Depreciation and amortization associated with real estate operations	148,950	141,230	137,543
Construction contract and other service expenses	57,416	149,963	104,053
Impairment losses	252,797	—	—
General, administrative, leasing and other expenses	42,769	38,991	40,774
Total operating expenses	749,317	557,614	495,747
Interest expense	(71,142)	(61,174)	(65,398)
Interest and other income, net	12,587	9,070	9,007
Gain on sales of real estate	49,392	19,250	65,590
Loss on early extinguishment of debt	—	(609)	(100,626)
(Loss) income from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	(73,498)	147,953	77,272
Equity in (loss) income of unconsolidated entities	(261)	1,743	1,093
Income tax expense	(588)	(447)	(145)
(Loss) income from continuing operations	(74,347)	149,249	78,220
Discontinued operations	—	29,573	3,358
Net (loss) income	(74,347)	178,822	81,578
Net loss (income) attributable to noncontrolling interests:
Common units in CDPLP	1,306	(2,603)	(1,012)
Other consolidated entities	(428)	(3,190)	(4,025)
Net (loss) income attributable to common shareholders	$(73,469)	$173,029	$76,541

Basic earnings per common share: (1)
(Loss) income from continuing operations	$(0.67)	$1.28	$0.65
Discontinued operations	—	0.26	0.03
Net (loss) income attributable to common shareholders	$(0.67)	$1.54	$0.68
Diluted earnings per common share: (1)
(Loss) income from continuing operations	$(0.67)	$1.27	$0.65
Discontinued operations	—	0.26	0.03
Net (loss) income attributable to common shareholders	$(0.67)	$1.53	$0.68

(1)    Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(74,347)	$178,822	$81,578
Other comprehensive (loss) income
Unrealized income on interest rate derivatives	3,827	4,730	1,379
Reclassification adjustments on interest rate derivatives recognized in interest expense	(3,900)	996	5,048
Total other comprehensive (loss) income	(73)	5,726	6,427
Comprehensive (loss) income	(74,420)	184,548	88,005
Comprehensive loss (income) attributable to noncontrolling interests	995	(6,389)	(5,366)
Comprehensive (loss) income attributable to common shareholders	$(73,425)	$178,159	$82,639

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2020 (112,181,759 common shares outstanding)	$1,122	$2,478,906	$(809,836)	$(9,157)	$32,677	$1,693,712
Conversion of common units to common shares (8,054 shares)	—	121	—	—	(121)	—
Redemption of common units	—	—	—	—	(339)	(339)
Share-based compensation (137,720 shares issued, net of redemptions)	1	4,301	—	—	4,179	8,481
Redemption of vested equity awards	—	(2,492)	—	—	—	(2,492)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	2,318	—	—	(2,318)	—
Comprehensive income	—	—	76,541	6,098	2,206	84,845
Dividends	—	—	(123,568)	—	—	(123,568)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,595)	(1,595)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(30)	(30)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(1,615)	—	—	—	(1,615)
Other	—	—	—	—	(324)	(324)
Balance at December 31, 2021 (112,327,533 common shares outstanding)	1,123	2,481,539	(856,863)	(3,059)	34,335	1,657,075
Redemption of common units	—	—	—	—	(513)	(513)
Share-based compensation (96,360 shares issued, net of redemptions)	1	4,098	—	—	5,435	9,534
Redemption of vested equity awards	—	(1,230)	—	—	—	(1,230)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,273	—	—	(1,273)	—
Comprehensive income	—	—	173,029	5,130	3,582	181,741
Dividends	—	—	(123,674)	—	—	(123,674)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,883)	(1,883)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	436	—	—	—	436
Balance at December 31, 2022 (112,423,893 common shares outstanding)	1,124	2,486,116	(807,508)	2,071	39,652	1,721,455
Redemption of common units	—	—	—	—	(731)	(731)
Share-based compensation (131,459 shares issued, net of redemptions)	2	4,157	—	—	4,961	9,120
Redemption of vested equity awards	—	(1,251)	—	—	—	(1,251)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,039	—	—	(1,039)	—
Comprehensive (loss) income	—	—	(73,469)	44	(3,449)	(76,874)
Dividends	—	—	(128,341)	—	—	(128,341)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,190)	(2,190)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(72)	—	—	—	(72)
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Revenues from real estate operations received	$638,177	$581,139	$571,092
Construction contract and other service revenues received	66,027	155,108	100,222
Property operating expenses paid	(243,209)	(231,422)	(223,254)
Construction contract and other service expenses paid	(65,335)	(160,497)	(86,602)
General, administrative, leasing and other expenses paid	(33,283)	(32,852)	(29,072)
Interest expense paid	(59,807)	(56,061)	(65,184)
Lease incentives paid	(25,566)	(10,374)	(18,127)
Interest and other income received	5,491	19,327	1,099
Sales-type lease costs paid	(7,409)	—	(2,065)
Income taxes paid	(37)	—	(60)
Other	1,225	1,457	1,099
Net cash provided by operating activities	276,274	265,825	249,148
Cash flows from investing activities
Development and redevelopment of properties	(264,834)	(283,147)	(267,905)
Tenant improvements on operating properties	(67,113)	(43,606)	(21,488)
Other capital improvements on operating properties	(20,500)	(36,377)	(30,026)
Proceeds from sale of properties	189,506	281,071	143,116
Non-operating distributions from unconsolidated real estate joint venture	1,088	26,627	1,287
Investing receivables funded	(1,087)	(19,712)	(5,880)
Investing receivables payments received	11,000	6,000	—
Leasing costs paid	(16,328)	(13,591)	(21,913)
Other	(1,355)	(722)	(160)
Net cash used in investing activities	(169,623)	(83,457)	(202,969)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	291,000	852,000	597,000
Unsecured senior notes	336,375	—	1,382,614
Term loan facility	—	125,000	—
Other debt proceeds	—	—	4,630
Repayments of debt
Revolving Credit Facility	(427,000)	(717,000)	(664,000)
Unsecured senior notes	—	—	(900,000)
Term loan facilities	—	(300,000)	(100,000)
Scheduled principal amortization	(3,052)	(3,333)	(3,860)
Other debt repayments	(15,902)	—	(138,397)
Deferred financing costs paid	(1,030)	(6,506)	(3,620)
Payments in connection with early extinguishment of debt	—	(6)	(95,180)
Common share dividends paid	(127,178)	(123,645)	(123,527)
Distributions paid to redeemable noncontrolling interests	(2,686)	(3,396)	(2,273)
Other	(4,263)	(6,289)	(4,283)
Net cash provided by (used in) financing activities	46,264	(183,175)	(50,896)
Net increase (decrease) in cash and cash equivalents and restricted cash	152,915	(807)	(4,717)
Cash and cash equivalents and restricted cash
Beginning of year	16,509	17,316	22,033
End of year	$169,424	$16,509	$17,316

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(74,347)	$178,822	$81,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	151,395	143,593	150,644
Impairment losses	252,797	—	—
Amortization of deferred financing costs and net debt discounts	5,574	4,737	5,224
Change in net deferred rent receivable and liability	(5,495)	(19,288)	(19,090)
Gain on sales of real estate	(49,392)	(47,814)	(65,590)
Share-based compensation	8,544	8,789	7,979
Loss on early extinguishment of debt	—	609	100,626
Other	(4,826)	10,073	(5,047)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,618)	(2,436)	(662)
(Increase) decrease in lease incentives and prepaid expenses and other assets, net	(4,851)	2,130	(27,355)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,900)	(11,144)	22,004
Increase (decrease) in rents received in advance and security deposits	5,393	(2,246)	(1,163)
Net cash provided by operating activities	$276,274	$265,825	$249,148
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of year	$12,337	$13,262	$18,369
Restricted cash at beginning of year	4,172	4,054	3,664
Cash and cash equivalents and restricted cash at beginning of year	$16,509	$17,316	$22,033

Cash and cash equivalents at end of year	$167,820	$12,337	$13,262
Restricted cash at end of year	1,604	4,172	4,054
Cash and cash equivalents and restricted cash at end of year	$169,424	$16,509	$17,316
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(22,700)	$(11,453)	$20,667
Reclassification of finance right-of-use asset to operating properties, net in connection with exercise of bargain purchase option	$—	$—	$37,831
Recognition of operating right-of-use assets and related lease liabilities	$8,718	$683	$328
Recognition of finance right-of-use assets and related lease liabilities	$434	$—	$—
Investment in unconsolidated real estate joint ventures retained in property disposition	$21,121	$6,738	$11,842
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(73)	$5,236	$6,233
Dividends/distributions payable	$32,644	$31,400	$31,299
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$—	$121
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(1,039)	$(1,273)	$(2,318)
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to adjust for changes in fair value of redeemable noncontrolling interests	$72	$(436)	$1,615
Reclassification of redeemable noncontrolling interests to equity	$2,670	$—	$—

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. In September 2023, we changed our name from Corporate Office Properties Trust to COPT Defense Properties to better describe our investment strategy’s focus on locations serving our country’s priority defense activities. As of December 31, 2023, our Defense/IT Portfolio included (all references to number of properties, square footage and acres are unaudited):

>190 operating properties totaling 21.7 million square feet comprised of 16.0 million square feet in 160 office properties and 5.7 million square feet in 30 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>five properties under development (two office properties and three data center shells) that will total approximately 817,000 square feet upon completion; and
>approximately 660 acres of land controlled that we believe could be developed into approximately 7.9 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2023.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT Defense is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”). In September 2023, we changed CDPLP’s name from Corporate Office Properties, L.P. to COPT Defense Properties, L.P.

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2023, COPT Defense owned 97.8% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

In September 2023, the ticker symbol under which our common shares are publicly traded on the New York Stock Exchange (“NYSE”) changed from “OFC” to “CDP”.

2.     Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of COPT Defense, the Operating Partnership, their subsidiaries and other entities in which COPT Defense has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary of such entities.  We eliminate all intercompany balances and transactions in consolidation.

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

COPT Defense Properties and Subsidiaries
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

Use of Estimates in the Preparation of Financial Statements

We make estimates and assumptions when preparing financial statements under generally accepted accounting principles (“GAAP”). These estimates and assumptions affect various matters, including:
>the reported amounts of assets and liabilities in our consolidated balance sheets as of the dates of the financial statements;
>the disclosure of contingent assets and liabilities as of the dates of the financial statements; and
>the reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods.

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

We capitalize direct and indirect project costs (including related compensation and other indirect costs), interest expense and real estate taxes associated with properties, or portions thereof, undergoing development or redevelopment activities. In capitalizing interest expense, if there is a specific debt for a property undergoing development or redevelopment activities, we apply the interest rate of that debt to the average accumulated expenditures that do not exceed such debt; for the portion of expenditures exceeding any such specific debt, we apply our weighted average interest rate on other debt to the expenditures. We continue to capitalize costs while development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-developed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under development. We start depreciating costs associated with newly-developed or redeveloped properties as they become operational. For newly-developed properties, we classify improvements provided under the terms of a lease that are deemed to be landlord assets (as discussed further below) as new building development costs.

Most of our leases provide for some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense over the estimated useful lives of the assets as discussed below. We recognize any payments from the tenant for such assets as lease revenue over the term of the lease. If the improvements are tenant assets associated with an operating lease, we defer the costs funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including whether the economic substance of the lease terms is properly reflected and whether the improvements: have value to us as real estate; are unique to the tenant or reusable by other tenants; may be altered or removed by the tenant without our consent or without compensating us for any lost fair value; or are owned, and remain, with us or the tenant at the end of the lease term.

We depreciate our fixed assets using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings and building improvements	10-40 years
Land improvements	10-20 years
Tenant improvements on operating properties	Shorter of remaining useful lives of assets or related lease term
Equipment and personal property	3-10 years

We report properties disposed or classified as held for sale as discontinued operations when the disposition represents a strategic shift having a major effect on our operations and financial results (such as a disposition of a reportable segment or sub-

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

segment or major line of business). For discontinued operations, we classify for all periods presented the associated: assets as held for sale on our consolidated balance sheets; and results of operations as discontinued operations on our consolidated statements of operations (including interest expense on debt specifically identifiable to such components).

For periods in which a property not reported as discontinued operations is classified as held for sale, we classify the assets of the property’s asset group as held for sale on our consolidated balance sheets.

Sales of Properties

We recognize gains from sales of consolidated interests in properties when we transfer control of such interests.

Impairment of Properties

We assess the asset groups associated with each of our properties, including operating properties, properties in development, land held for future development, related intangible assets and liabilities, deferred leasing costs, right-of-use assets, deferred rents receivable and lease liabilities, for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired.  If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recovery analysis for such asset groups.  For properties to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over, in most cases, a ten-year holding period.  If we believe it is more likely than not that we will dispose of the properties earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the properties over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property’s asset group is not recoverable from its estimated future cash flows, the property’s asset group is written down to the property’s estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans; as a result, changes in holding periods may require us to recognize impairment losses.

Fair values are estimated based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. Estimated cash flows used in our impairment analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures, leasing commissions, absorption and hold periods and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

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

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

>properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated based on the valuation performed between land and buildings or, in the case of properties under development, development in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancelable terms of the respective leases;
>above- and below-market lease intangible assets or liabilities based on the present value (using an estimated interest rate reflective of the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding spaces, measured over a period equal to the remaining non-cancelable terms of the respective leases. The capitalized above- and below-market lease values are amortized as adjustments to lease revenue over the remaining lease terms of the respective leases, and to renewal periods in the case of below-market leases;
>in-place lease value based on our estimates of: (1) the present value of additional income to be realized as a result of leases being in place on the acquired properties; and (2) costs to execute similar leases. Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs;
>tenant relationship value based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors; and
>above- and below-market cost arrangements (such as real estate tax treaties or above- or below-market ground leases) based on the present value of the expected benefit from any such arrangements in place on the property at the time of acquisition.

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

Investments in Marketable Securities

We classify marketable securities as trading securities when we intend to sell such securities in the near term, and classify other marketable securities as available-for-sale securities. We determine the appropriate classification of investments in marketable securities at the acquisition date and re-evaluate the classification at each balance sheet date. We report investments in marketable securities classified as trading securities at fair value (which is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets), with unrealized gains and losses recognized through earnings; on our consolidated statements of cash flows, we classify cash flows from these securities as operating activities.

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

Financial Assets and Other Instruments

We measure credit losses of most financial assets and certain other instruments not measured at fair value through net income using an expected loss model, including for our:

>investing receivables, as disclosed in Note 7;
>tenant notes receivable;
>net investments in sales-type leases;
>other assets comprised of non-lease revenue related accounts receivable (primarily from construction contract services) and contract assets from unbilled construction contract revenue; and
>off-balance sheet credit exposures.

We recognize an estimate of our expected credit losses on these items as an allowance or as a separate liability in the case of off-balance sheet credit exposures. The allowance represents the portion that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

factors). The allowance for expected credit losses reflects the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposure), regardless of whether it is originated or purchased. We update our estimate of expected losses quarterly, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized as credit loss expense or recoveries on our consolidated statements of operations.

Expected credit losses are estimated using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items for which we use the expected loss model and the unique risk characteristics of such items, we individually assign each item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for certain items for which the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance (applicable to our notes receivable from the City of Huntsville disclosed in Note 7).

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

On our consolidated balance sheets, we include intangible assets in the line entitled “prepaid expense and other assets, net” and deferred revenue in the line entitled “deferred revenue associated with operating leases.”

Intangible assets on property acquisitions consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$124,884	$121,424	$3,460	$125,207	$120,178	$5,029
Tenant relationship value	53,953	50,987	2,966	57,210	52,803	4,407
Above-market leases	13,718	13,558	160	13,718	13,476	242
Other	1,333	1,067	266	1,333	1,052	281
	$193,888	$187,036	$6,852	$197,468	$187,509	$9,959

Deferred Financing Costs

We defer costs of financing arrangements and recognize these costs as interest expense over the related debt terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early or significantly modified. We include deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we include on our consolidated balance sheets in the line entitled “prepaid expenses and other assets, net”.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  We use interest rate swaps to hedge the cash flows associated with interest rates on variable-rate debt borrowings. We have also used forward-starting interest rate swaps to hedge the cash flows associated with interest rates on forecasted fixed-rate borrowings. We recognize all derivatives as assets or liabilities on our consolidated balance sheets at fair value.

We defer all changes in the fair value of designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”), reclassifying such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions, and recognize related cash flows as cash flows from operating activities. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting and the hedged transactions are probable not to occur, we recognize changes in the fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings and, if applicable, related cash flows as cash flows from investing activities. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.

Noncontrolling Interests

Our consolidated noncontrolling interests are comprised of interests in CDPLP not owned by COPT Defense and interests in consolidated real estate joint ventures not owned by us (discussed further in Note 6). We evaluate whether noncontrolling interests are subject to redemption features outside of our control. We classify noncontrolling interests that are currently redeemable for cash at the option of the holders or are probable of becoming redeemable as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on our consolidated balance sheets. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets.

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

Most of our lease revenue is from fixed contractual payments defined under the lease that, in most cases, escalate annually over the term of the lease. Our lease revenue also includes variable lease payments predominantly for tenant reimbursements of property operating expenses and lease termination fees. Property operating expense reimbursement structures vary, with some tenants responsible for all of a property’s expenses, while others are responsible for their share of a property’s expenses only to the extent such expenses exceed amounts defined in the lease (which are derived from the property’s historical expense levels). Lease termination fees in most cases result from a tenant’s exercise of an existing right under a lease.

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

We recognize minimum rents on operating leases, net of abatements, on a straight-line basis over the term of tenant leases. A lease term commences when: (1) the tenant has control of the leased space (legal right to use the property); and (2) we have delivered the premises to the tenant as required under the terms of the lease. The term of a lease includes the

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by us as the lessor. When assessing the expected lease end date, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors associated with the lease. While a significant portion of our portfolio is leased to the USG, and the majority of those leases consist of a series of one-year renewal options, and/or provide for early termination rights, we have concluded that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain for most of these leases.

We elected a practical expedient available under lease accounting guidance that enables us to combine non-lease components that otherwise would need to be accounted for under revenue accounting guidance (such as tenant reimbursements of property operating expenses) with the associated lease components for our accounting and reporting of operating lease revenue.

We report on our consolidated balance sheets amounts by which our minimum rental revenue recognized on a straight-line basis under leases exceed the contractual rent billings associated with such leases as deferred rent receivable and amounts by which our minimum rental revenue recognized on a straight-line basis under leases are less than the contractual rent billings associated with such leases in liabilities as deferred revenue associated with operating leases.

In connection with a tenant’s entry into, or modification of, a lease, if we make cash payments to, or on behalf of, the tenant for purposes other than funding the construction of landlord assets, we generally defer the amount of such payments as lease incentives. As discussed above, when we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets; if the improvements are tenant assets associated with an operating lease, we defer the costs funded by us as a lease incentive asset. We amortize lease incentives as a reduction of rental revenue over the term of the lease.

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

Construction Contract and Other Service Revenues

We enter into construction contracts to complete various design and construction services primarily for our USG tenants. The revenues and expenses from these services consist primarily of subcontracted costs that are reimbursed to us by our customers along with a fee. These services are an ancillary component of our overall operations, with small operating margins relative to the revenue. We review each contract to determine the performance obligations and allocate the transaction price based on the standalone selling price, as discussed further below. We recognize revenue under these contracts as services are performed in an amount that reflects the consideration we expect to receive in exchange for those services. Our performance obligations are satisfied over time as work progresses. Revenue recognition is determined using the input method based on costs incurred as of a point in time relative to the total estimated costs at completion to measure progress towards satisfying our performance obligations. We believe incurred costs of work performed best depicts the transfer of control of the services being transferred to the customer.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

>GMP contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs, up to a maximum contract amount. We generally enter into GMP contracts for projects that are significant in nature based on the size of the project and total fees and with an undefined scope as of the contract date. GMP contracts are lower risk to us than FFP contracts since the costs and revenue move proportionately to one another.
>FFP contracts provide for revenue equal to a fixed fee. These contracts are typically lower in value and scope relative to GMP contracts, and are generally entered into when the scope of the project is well defined. Typically, we assume more risk with FFP contracts than GMP contracts since the revenue is fixed and we could realize losses or less than expected profits if we incur more costs than originally estimated. However, these types of contracts offer the opportunity for additional profits when we complete the work for less than originally estimated.
>Cost-plus fee contracts provide for revenue equal to costs incurred plus a fee equal to a percentage of such costs but, unlike GMP contracts, do not have a maximum contract amount. Similar to GMP contracts, cost-plus fee contracts are low risk to us since the costs and revenue move proportionately to one another.

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

We classify as general, administrative, leasing and other expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing, corporate-level insurance, leasing prospects and business development and land carry costs, as well as associated labor and indirect costs.

Share-Based Compensation
We issue four forms of share-based compensation: restricted COPT Defense common shares (“restricted shares”), profit interest units (“PIUs”) (time-based and performance-based), deferred share awards (also known as restricted share units) and performance share units (also known as performance share awards) (“PSUs”). We account for share-based compensation based on the fair value of awards on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We recognize share-based compensation associated with awards that are

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in development and redevelopment activities.

We compute the fair value of restricted shares, time-based PIUs (“TB-PIUs”) and deferred share awards based on the fair value of COPT Defense common shares on the grant date. We compute the fair value of performance-based PIUs (“PB-PIUs”) and PSUs using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value is the market value on the grant date; the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility is based on historical volatility of COPT Defense’s common shares.

Income Taxes

COPT Defense elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, COPT Defense must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders. As a REIT, COPT Defense generally will not be subject to federal income tax on taxable income that it distributes to its shareholders. If COPT Defense fails to qualify as a REIT in any tax year, it will be subject to federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT Defense’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Ordinary income	51.0%	68.2%	33.3%
Long-term capital gain	49.0%	31.8%	57.3%
Return of capital	—%	—%	9.4%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on COPT Defense’s common shares during each of those years except for the dividends paid on January 18, 2024 (with a record date of December 29, 2023), which were allocated for federal income tax purposes to 2023 and dividends paid on January 15, 2021 (with a record date of December 31, 2020), which were allocated for federal income tax purposes to 2020.

We distributed all of COPT Defense’s REIT taxable income in 2023, 2022 and 2021 and, as a result, did not incur federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $236 million higher than the amount reported on our consolidated balance sheet as of December 31, 2023, which was primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general, administrative, leasing and other expenses and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued guidance to improve reportable segment disclosure requirements. This guidance requires disclosure of incremental segment information on an annual and interim basis and is effective for us beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied retrospectively to all periods presented unless it is impracticable to do so. We are currently assessing the impact of this guidance on our future related disclosures.

In December 2023, the FASB issued guidance to improve income tax disclosures. This guidance requires enhanced annual disclosures primarily related to existing rate reconciliation and income taxes paid disclosure requirements and is effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We expect to apply this guidance prospectively. We are currently assessing the application of this guidance but do not expect it to materially affect our future related disclosures.

COPT Defense Properties and Subsidiaries
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

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan. The assets held in the plan (comprised of mutual funds) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices. The balance of the plan, which was fully funded and totaled $1.8 million as of December 31, 2023 and 2022, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of December 31, 2023 and 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Assets: (1)
Marketable securities in deferred compensation plan	$1,842	$—	$—	$1,842
Interest rate derivatives	—	2,558	—	2,558
Total assets	$1,842	$2,558	$—	$4,400
Liabilities: (2)
Deferred compensation plan liability	$—	$1,842	$—	$1,842

December 31, 2022:
Assets: (1)
Marketable securities in deferred compensation plan	$1,831	$—	$—	$1,831
Interest rate derivatives	—	2,631	—	2,631
Total assets	$1,831	$2,631	$—	$4,462
Liabilities: (2)
Deferred compensation plan liability	$—	$1,831	$—	$1,831
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(2) Included in the line entitled “other liabilities” on our consolidated balance sheets.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$482,964	$539,809
Buildings and improvements	4,164,004	3,986,524
Less: Accumulated depreciation	(1,400,162)	(1,267,434)
Operating properties, net	$3,246,806	$3,258,899

2023 Impairments

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

2023 Dispositions

On January 10, 2023, we sold a 90% interest in three data center shell properties in Northern Virginia based on an aggregate property value of $211.3 million and retained a 10% interest in the properties through Redshift JV LLC (“Redshift”), a newly-formed joint venture. Our partner in the joint venture acquired the 90% interest from us for $190.2 million. We account for our interest in the joint venture using the equity method of accounting, as described further in Note 6. We recognized a gain on sale of $49.4 million. The table below sets forth the components of the properties’ assets, which were classified as held for sale on our consolidated balance sheet as of December 31, 2022 (in thousands):

Properties, net	$156,691
Deferred rent receivable	4,595
Assets held for sale, net	$161,286

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	For the Years Ended December 31,
	2022	2021
Revenues from real estate operations	$1,980	$30,490
Property operating expenses	(971)	(16,842)
Depreciation and amortization associated with real estate operations	—	(10,290)
Gain on sale of real estate	28,564	—
Discontinued operations	$29,573	$3,358

Cash flows from operating activities	$5,757	$10,930
Cash flows from investing activities	$220,565	$(1,912)

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

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases encompass all, or a portion, of properties, with various expiration dates. Our lease revenue is comprised of: fixed-lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below-market lease intangibles; and variable-lease revenue, including tenant expense recoveries, lease termination revenue and other revenue from tenants that is not fixed under leases. The table below sets forth our composition of lease revenue recognized between fixed- and variable-lease revenue (in thousands):

	For the Years Ended December 31,
Lease revenue (1)	2023	2022	2021
Fixed	$478,585	$453,907	$436,768
Variable	141,262	126,262	116,900
	$619,847	$580,169	$553,668
(1)Excludes lease revenue from discontinued operations of which $1.5 million and $22.3 million was fixed and $527,000 and $8.2 million was variable for 2022 and 2021, respectively.

A significant concentration of our lease revenue from continuing operations was earned from our largest tenant, the USG, including 37% in 2023 and 2022 and 36% in 2021 of our total lease revenue, and 27% in 2023 and 2022 and 26% in 2021 of our fixed-lease revenue. Our lease revenue from the USG in 2023, 2022 and 2021 was earned primarily from properties in the Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”), Lackland Air Force Base and Northern Virginia Defense/IT (“NoVA Defense/IT”) reportable sub-segments (see Note 13).

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2023
Year Ending December 31,	Operating leases	Sales-type leases
2024	$466,559	$960
2025	404,835	960
2026	341,126	960
2027	305,907	960
2028	252,628	961
Thereafter	1,100,744	1,635
Total contractual payments	$2,871,799	6,436
Less: Amount representing interest		(1,338)
Net investment in sales-type leases (1)		$5,098
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

Lessee Arrangements

As of December 31, 2023, our balance sheet included $43.9 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating. The land leases have long durations with remaining terms ranging from 25 to 77 years (excluding extension options). As of December 31, 2023, our right-of-use assets included:

>$14.5 million for land in a business park in Huntsville, Alabama under 20 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 39 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
>$9.5 million for land underlying operating office properties in Washington, D.C. under two leases with remaining terms of approximately 76 years;
>$6.4 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 25 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
>$5.9 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 59 to 70 years;
>$5.1 million for data center space in Phoenix, Arizona with a remaining term of one year and an option to renew for an additional five years that were not included in the term used in determining the asset balance; and
>$2.1 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 44 years, all of the rent on which was previously paid.

The table below sets forth our property right-of-use assets and property lease liabilities on our consolidated balance sheets (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2023	2022
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$41,296	$37,020
Finance leases - Property	Prepaid expenses and other assets, net	2,565	2,207
Total right-of-use assets		$43,861	$39,227
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$33,931	$28,759
Finance leases - Property	Other liabilities	415	—
Total lease liabilities		$34,346	$28,759

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 49 years and a weighted average discount rate of 7.31%, while our finance leases had a weighted average remaining lease term of nine years and a weighted average discount rate of 9.14%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Years Ended December 31,
Lease cost		2023	2022	2021
Operating lease cost
Property leases - fixed	Property operating expenses	$6,955	$4,114	$4,011
Property leases - variable	Property operating expenses	66	65	45
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	76	31	31
Interest on lease liabilities	Interest expense	42	—	—
		$7,139	$4,210	$4,087

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,056	$3,355	$3,206
Operating cash flows for financing leases	$42	$—	$—
Financing cash flows for financing leases	$20	$—	$14

Payments on property leases were due as follows (in thousands):

	December 31, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2024	$6,763	$61
2025	2,380	63
2026	1,791	65
2027	1,807	66
2028	1,823	69
Thereafter	138,189	297
Total lease payments	152,753	621
Less: Amount representing interest	(118,822)	(206)
Lease liability	$33,931	$415

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of December 31, 2023 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		December 31, 2023
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, Alabama	$718,522	$99,675	$102,397	$50,573
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	128,857	—	2,060	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	98,117	57,249	49,720	48,635
				$945,496	$156,924	$154,177	$99,208
(1)As discussed below, we fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Each of these joint ventures are engaged in the development and operation of real estate. We consolidate these joint ventures because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of their properties; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant. With regard to these joint ventures:

>for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 7. We had advanced $72.2 million to the City through December 31, 2023 to fund such costs. We also expect to fund additional development costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. Cash flows are generally distributed to the partners as follows: (1) debt service on member loans; (2) cumulative preferred returns of 13.5% on our partner’s invested capital; (3) cumulative preferred returns of 13.5% on our invested capital; (4) return of our invested capital; (5) return of our partner’s invested capital; and (6) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 2.5 million square feet of construction commencement through December 31, 2023. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in CDPLP;
>for Stevens Investors, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners had the right to require us to acquire some or all of their interests for fair value until June 2023; accordingly, we classified the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets until such rights expired in June 2023. We and our partners each have the right to acquire each other’s interests at fair value beginning in December 2023. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in CDPLP; and
>for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs in proportion to their respective accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

We disclose the activity of our redeemable noncontrolling interests in Note 10.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment as of December 31 (1),
Entity				2023	2022
Redshift (2)	1/10/2023	10%	3	$21,053	$—
BREIT COPT DC JV LLC	6/20/2019	10%	9	10,629	11,568
Quark (2)	12/14/2022	10%	2	6,727	6,758
BRE-COPT 3 (2)	6/2/2021	10%	2	2,643	3,134
B RE COPT DC JV II LLC (3)	10/30/2020	10%	8	(2,777)	(1,459)
			24	$38,275	$20,001
(1)Included $41.1 million and $21.5 million reported in “investment in unconsolidated real estate joint ventures” and $2.8 million and $1.5 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.
(2)Formed in connection with transactions described further in Note 4.
(3)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.8 million as of December 31, 2023 and $7.0 million as of December 31, 2022 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Northern Virginia. We concluded that these joint ventures are variable interest entities. Under the terms of the joint venture agreements, we and our partners receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investments, subject to our share

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint ventures do not give us power over decisions that significantly affect their economic performance.

7.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2023	2022
Notes receivable from the City of Huntsville	$77,022	$69,703
Other investing loans receivable	6,867	17,712
Amortized cost basis	83,889	87,415
Allowance for credit losses	(2,377)	(2,794)
Investing receivables, net	$81,512	$84,621

The balances above include accrued interest receivable, net of allowance for credit losses, of $6.0 million as of December 31, 2023 and $2.9 million as of December 31, 2022.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which compounds annually on March 1, will be repaid using the real estate taxes generated by the properties developed by the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville is required to issue bonds to repay the notes and the accrued and unpaid interest thereon. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the developed properties in 2045.

Our other investing loan receivable as of December 31, 2023 carries a stated interest rate of 12.0% and matures in 2024.

The fair value of these receivables was approximately $84 million as of December 31, 2023 and $87 million as of December 31, 2022.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of December 31,		December 31, 2023

	2023	2022	Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed-rate mortgage debt	$66,314	$84,433	3.82% to 4.62% (2)	2024-2026
Variable-rate secured debt	32,894	33,318	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026
Total mortgage and other secured debt	99,208	117,751
Revolving Credit Facility (4)	75,000	211,000	SOFR + 0.10% + 0.725% to 1.400% (5)	October 2026 (4)
Term Loan Facility (4)	124,291	123,948	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (4)
Unsecured Senior Notes (4)
2.25%, $400,000 aggregate principal	397,608	396,539	2.25% (7)	March 2026
5.25%, $345,000 aggregate principal	335,802	—	5.25% (8)	September 2028
2.00%, $400,000 aggregate principal	397,471	396,988	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	591,212	590,123	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	395,265	394,848	2.90% (11)	December 2033
Unsecured note payable	430	597	0% (12)	May 2026
Total debt, net	$2,416,287	$2,231,794
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.3 million as of December 31, 2023 and $5.4 million as of December 31, 2022.
(2)The weighted average interest rate on our fixed-rate mortgage debt was 4.10% as of December 31, 2023.
(3)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of December 31, 2023 was 2.45%; excluding the effect of these swaps, the weighted average interest rate on this debt as of December 31, 2023 was 6.94%.
(4)Refer to the paragraphs below for further disclosure.
(5)The weighted average interest rate on the Revolving Credit Facility was 6.49% as of December 31, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(6)The interest rate on this loan was 6.74% as of December 31, 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.9 million as of December 31, 2023 and $2.8 million as of December 31, 2022 The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(8)The carrying value of these notes reflects unamortized commissions totaling $8.1 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%. Refer to the paragraphs below for further disclosure.
(9)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.8 million as of December 31, 2023 and $2.1 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(10)The carrying value of these notes reflects unamortized discounts and commissions totaling $7.6 million as of December 31, 2023 and $8.5 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.9 million as of December 31, 2023 and $4.2 million as of December 31, 2022. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $32,000 as of December 31, 2023 and $65,000 as of December 31, 2022.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of December 31, 2023 was for consolidated real estate joint ventures (see Note 6).

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of CDPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT Defense in the event of default or when such payments or distributions may prompt failure of debt covenants, unless such distributions are required to maintain COPT Defense’s qualification as a REIT.  As of December 31, 2023, we were compliant with these financial covenants.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2023
2024	$29,983
2025	23,717
2026	646,300
2027	—
2028	345,000
Thereafter	1,400,000
Total	$2,445,000	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $28.7 million.

We capitalized interest costs of $4.5 million in 2023, $6.7 million in 2022 and $6.5 million in 2021.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,117,358	$1,876,611	$1,778,498	$1,433,561
Other fixed-rate debt	66,744	63,692	85,030	80,330
Variable-rate debt	232,185	232,270	368,266	367,896
	$2,416,287	$2,172,573	$2,231,794	$1,881,787

Revolving Credit Facility

On October 26, 2022, we entered into a credit agreement with a group of lenders for an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing unsecured revolving credit facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The facility matures on October 26, 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. The interest rate on the facility is based on the Secured Overnight Financing Rate (“SOFR”) plus a SOFR index adjustment of 0.10% plus 0.725% to 1.400%, as determined by the credit ratings assigned to CDPLP by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies. As of December 31, 2023, the maximum borrowing capacity under this facility totaled $600.0 million, of which $525.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $133.3 million in 2023 and $202.8 million in 2022. The weighted average interest rate on our Revolving Credit Facility was 6.17% in 2023 and 3.31% in 2022, excluding the effect of interest rate swaps that hedge the risk of interest rate changes.

Term Loan Facilities

The credit agreement with a group of lenders entered into on October 26, 2022 discussed above provided for a $125.0 million unsecured term loan with an interest rate based on SOFR plus a SOFR index adjustment of 0.10% plus 0.850% to 1.700%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies. This term loan facility matures on January 30, 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.

In addition to the term loan discussed above, we also had a term loan that we amended in 2020 to increase the loan amount by $150.0 million for a balance outstanding of $400.0 million. We repaid $100.0 million of this loan in 2021 and the remaining $300.0 million in 2022.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unsecured Senior Notes

From 2021 through 2023, we issued the following unsecured senior notes:

>$600.0 million of 2.75% Senior Notes due 2031 (the “2.75% Notes”) at an initial offering price of 98.95% of their face value on March 11, 2021, resulting in proceeds, after deducting underwriting discounts and commissions, but before other offering expenses, of $589.8 million. The notes mature on April 15, 2031;
>$400.0 million of 2.00% Senior Notes due 2029 (the “2.00% Notes”) at an initial offering price of 99.97% of their face value on August 11, 2021, resulting in proceeds, after deducting underwriting discounts and commissions, but before other offering expenses, of $397.4 million. The notes mature on January 15, 2029;
>$400.0 million of 2.90% Senior Notes due 2033 (the “2.90% Notes”) at an initial offering price of 99.53% of their face value on November 17, 2021, resulting in proceeds, after deducting underwriting discounts and commissions, but before other offering expenses, of $395.4 million. The notes mature on December 1, 2033; and
>$345.0 million of 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, on September 12, 2023, resulting in proceeds, after deducting the initial purchasers’ commissions, but before other offering expenses, of $336.4 million. The notes mature on September 15, 2028.

We may redeem our 2.25% Senior Notes due 2026 (the “2.25% Notes”) and the 2.75% Notes, 2.00% Notes and 2.90% Notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (35 basis points for the 2.25% Notes, 25 basis points for the 2.75% Notes, 20 basis points for the 2.00% Notes and 25 basis points for the 2.90% Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after a defined date (February 15, 2026 for the 2.25% Notes, January 15, 2031 for the 2.75% Notes, November 15, 2028 for the 2.00% Notes and September 1, 2033 for the 2.90% Notes), the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT Defense.

With regard to the 5.25% Notes:

>prior to the close of business on the business day immediately preceding June 15, 2028, the notes will be exchangeable at the option of the noteholders only in the event of certain circumstances and during certain periods defined under the terms of the notes. On or after June 15, 2028, the notes will be exchangeable at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the principal amount of notes is payable in cash. The remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, is payable in cash, common shares or a combination thereof at our election. The exchange rate of the notes initially equaled 33.3739 of our common shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $29.96 per common share). The exchange rate is subject to adjustment upon the occurrence of some events, but will not be adjusted for any accrued and unpaid interest;
>we may redeem the notes at our option, in whole or in part, on any business day on or after September 21, 2026, and prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date;
>the notes are unconditionally guaranteed by COPT Defense; and
>the table below sets forth interest expense recognized on the notes in 2023 (in thousands):

Interest expense at stated interest rate	$5,484
Interest expense associated with amortization of debt discount and issuance costs	500
Total	$5,984
In 2021, we purchased or redeemed the following unsecured senior notes:

>purchased pursuant to tender offers $184.4 million of 3.60% Senior Notes due 2023 for $196.7 million and $145.6 million of 5.25% Senior Notes due 2024 for $164.7 million, plus accrued interest effective March 11, 2021; and on April 12, 2021, redeemed the remaining $165.6 million of 3.60% Senior Notes due 2023 for $176.3 million and $104.4 million of 5.25% Senior Notes due 2024 for $117.7 million, plus accrued interest. In connection with these purchases and redemptions, we recognized a loss on early extinguishment of debt of $58.4 million in 2021; and
>redeemed $300.0 million of 5.00% Senior Notes due 2025 on November 18, 2021 for $336.4 million plus accrued interest. We recognized a loss on early extinguishment of debt of $38.2 million for this redemption in 2021.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2023	2022
$10,640	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$571	$806
$22,475	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	1,084	1,825
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	681	—
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	222	—
						$2,558	$2,631
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2023	2022
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$2,558	$2,631

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives			Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2023	2022	2021	2023	2022	2021
Interest rate derivatives	$3,827	$4,730	$1,379	$3,900	$(996)	$(5,048)

Based on the fair value of our derivatives as of December 31, 2023, we estimate that approximately $3.0 million of gains will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2023, we were not in default with any of these provisions.  As of December 31, 2023, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interests

As discussed further in Note 6, redeemable noncontrolling interests on our consolidated balance sheets include the ownership interests of our partners in LW Redstone Company, LLC and Stevens Investors, LLC due to the partners’ rights to require us to acquire their interests. Effective in June 2023, these rights expired for our Stevens Investors, LLC partners, which resulted in our reclassification of their interests from redeemable noncontrolling interests to the noncontrolling interests in subsidiaries section of equity. The table below sets forth the activity for redeemable noncontrolling interests (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Beginning balance	$26,293	$26,898	$25,430
Distributions to noncontrolling interests	(2,569)	(2,976)	(3,307)
Net income attributable to noncontrolling interests	2,454	2,807	3,160
Adjustment for changes in fair value of interests	72	(436)	1,615
Reclassification of Stevens Investors, LLC interests to equity	(2,670)	—	—
Ending balance	$23,580	$26,293	$26,898

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

11.    Equity

Preferred Shares

As of December 31, 2023, we had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

Common Shares

In May 2022, we entered into an at-the-market (“ATM”) stock offering program (the “2022 ATM Program”) that replaced a similar program established in 2018 (the “2018 ATM Program”) because we replaced the registration statement under which the 2018 ATM Program was registered with a new registration statement. Under the 2022 ATM Program, we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of December 31, 2023, we had not issued any shares under the 2022 ATM Program.

Certain holders of CDPLP common units converted an aggregate of 8,054 of their units into common shares in 2021 on the basis of one common share for each common unit. No CDPLP common units were converted in 2023 or 2022.

We declared dividends per common share of $1.14 in 2023 and $1.10 in 2022 and 2021.

We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described in Note 2 and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of CDPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of the credit agreement underlying our Revolving Credit Facility and unsecured term loan; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of this agreement.

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

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
General, administrative, leasing and other expenses	$7,255	$7,643	$6,881
Property operating expenses	1,289	1,147	1,098
Capitalized to development activities	576	847	719
Share-based compensation cost	$9,120	$9,637	$8,698

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for awards to our executives and non-employee Trustees and 8% to 9% for awards to all other employees.

As of December 31, 2023, unrecognized compensation costs related to unvested awards included:

>$5.4 million on restricted shares expected to be recognized over a weighted average period of approximately two years;
>$3.4 million on PB-PIUs expected to be recognized over a weighted average performance period of approximately two years;
>$3.1 million on TB-PIUs expected to be recognized over a weighted average period of approximately two years; and
>$77,000 on deferred share awards expected to be recognized through May 2024.

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for 2021, 2022 and 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	360,817	$26.16
Granted	177,995	$26.17
Forfeited	(39,664)	$26.62
Vested	(164,575)	$25.95
Unvested as of December 31, 2021	334,573	$26.22
Granted	186,515	$26.50
Forfeited	(43,420)	$26.47
Vested	(152,585)	$26.39
Unvested as of December 31, 2022	325,083	$26.27
Granted	220,336	$25.38
Forfeited	(39,474)	$26.03
Vested	(152,490)	$26.09
Unvested as of December 31, 2023	353,455	$25.82
Unvested shares as of December 31, 2023 that are expected to vest	317,075	$25.83

Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.8 million in 2023, $4.0 million in 2022 and $4.3 million in 2021.

PIUs

We granted two forms of PIUs: TB-PIUs; and PB-PIUs. TB-PIUs are subject to forfeiture restrictions until the end of the requisite service period, at which time the TB-PIUs automatically convert into vested PIUs. PB-PIUs are subject to a market condition in that the number of earned awards are determined at the end of the performance period (as described further below) and then settled in vested PIUs. Vested PIUs automatically convert into common units in CDPLP if, or when, a book-up event (as defined under federal income tax regulations) has occurred and carry substantially the same rights to distributions as common units.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

TB-PIUs

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as common units but carry no redemption rights. The following table summarizes TB-PIUs activity under our share-based compensation plan for 2021, 2022 and 2023:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	114,334	$25.57
Granted	93,983	$26.16
Vested	(45,244)	$25.28
Unvested as of December 31, 2021	163,073	$25.99
Granted	101,966	$26.39
Vested	(77,709)	$26.04
Unvested as of December 31, 2022	187,330	$26.19
Granted	123,900	$25.40
Forfeited	(27,182)	$26.46
Vested	(89,633)	$25.95
Unvested as of December 31, 2023	194,415	$25.76
Unvested TB-PIUs as of December 31, 2023 that are expected to vest	193,131	$25.76

The aggregate intrinsic value of TB-PIUs that vested was $2.3 million in 2023, $2.0 million in 2022 and $1.2 million in 2021.

PB-PIUs

We made the following grants of PB-PIUs to senior management team members from 2019 through 2023 (dollars in thousands, except per share data):

Grant Date	Number of PB-PIUs Granted	Grant Date Fair Value	Number of PB-PIUs Outstanding as of December 31, 2023
1/1/2019	193,682	$2,415	—
1/1/2020	176,758	$2,891	—
1/1/2021	227,544	$3,417	189,308
1/1/2022	231,838	$3,810	192,996
1/1/2023	275,402	$4,343	225,590

The PB-PIUs each have a three-year performance period concluding on the earlier of the respective performance period end dates, or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards at the end of the performance period will be determined based on the percentile rank of COPT Defense’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned Awards Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT Defense’s TSR during the measurement period is negative, the maximum number of earned awards will be limited to the target level payout percentage.  During the performance period, PB-PIUs carry rights to

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

distributions equal to 10% of the distribution rights of common units but carry no redemption rights. At the end of the performance period, we settle the award by issuing vested PIUs equal to the number of earned awards and either:

>for awards granted January 1, 2019 and 2020, paying cash equal to the excess, if any, of: the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date; over the aggregate distributions made on the PB-PIUs during the performance period; or
>for all other awards, issuing additional vested PIUs equal to the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs during the performance period, divided by the price of our common shares over a defined period of time.

If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

Based on COPT Defense’s TSR relative to its peer group of companies:

>for the 2019 PB-PIUs issued to employees that vested on December 31, 2021, we issued 156,104 vested PIUs in settlement of the PB-PIUs on February 1, 2022;
>for the 2020 PB-PIUs issued to employees that vested on December 31, 2022, we issued 141,152 vested PIUs in settlement of the PB-PIUs on February 1, 2023; and
>for the 2021 PB-PIUs issued to employees that vested on December 31, 2023, we issued 211,845 vested PIUs in settlement of the PB-PIUs on February 1, 2024.

We computed grant date fair values for PB-PIUs using Monte Carlo models and recognize these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PB-PIUs granted in 2021, 2022 and 2023 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU at Target-Level Award	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2021	$30.03	$26.08	34.7%	0.18%
1/1/2022	$32.87	$27.97	31.7%	0.98%
1/1/2023	$31.54	$25.94	35.0%	4.28%

In 2023, 126,890 PB-PIUs were forfeited due to an award recipient’s resignation.

Deferred Share Awards

We made the following grants of deferred share awards to non-employee Trustees in 2021, 2022 and 2023 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Award
2021	3,416	$93	$27.12
2022	6,771	$166	$24.50
2023	9,046	$215	$23.75

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We did not have any award settlements in 2021, 2022 or 2023.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.    Information by Business Segment

We have the following reportable segments: Defense/IT Portfolio, which we referred to as Defense/IT Locations in our 2022 Annual Report on Form 10-K; Wholesale Data Center (the only property in which we sold on January 25, 2022); and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort Meade/BW Corridor; NoVA Defense/IT; Lackland Air Force Base (in San Antonio); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the third quarter of 2023, we retrospectively reclassified to our Other reportable segment a portfolio of office properties located in the Greater Washington, DC/Baltimore region that we previously reported as a separate reportable segment referred to as Regional Office.

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Wholesale Data Center	Other	Total
Year Ended December 31, 2023
Revenues from real estate operations	$290,061	$80,413	$67,254	$32,638	$55,131	$27,444	$552,941	$—	$71,862	$624,803
Property operating expenses	(99,788)	(31,593)	(36,616)	(14,614)	(19,148)	(2,703)	(204,462)	—	(42,923)	(247,385)
UJV NOI allocable to COPT Defense	—	—	—	—	—	6,659	6,659	—	—	6,659
NOI from real estate operations	$190,273	$48,820	$30,638	$18,024	$35,983	$31,400	$355,138	$—	$28,939	$384,077
Additions to long-lived assets	$54,564	$19,041	$62	$5,785	$20,949	$—	$100,401	$—	$17,227	$117,628
Transfers from non-operating properties	$64,264	$4,136	$166	$2,651	$86,868	$115,052	$273,137	$—	$2,671	$275,808
Segment assets at December 31, 2023	$1,446,164	$490,104	$188,847	$163,818	$554,803	$432,851	$3,276,587	$—	$312,728	$3,589,315

Year Ended December 31, 2022
Revenues from real estate operations	$273,790	$73,985	$62,911	$32,754	$38,593	$35,722	$517,755	$1,980	$66,643	$586,378
Property operating expenses	(97,727)	(26,635)	(32,301)	(14,001)	(15,600)	(4,372)	(190,636)	(979)	(36,786)	(228,401)
UJV NOI allocable to COPT Defense	—	—	—	—	—	4,327	4,327	—	—	4,327
NOI from real estate operations	$176,063	$47,350	$30,610	$18,753	$22,993	$35,677	$331,446	$1,001	$29,857	$362,304
Additions to long-lived assets	$48,443	$11,102	$—	$3,801	$3,405	$—	$66,751	$(35)	$37,810	$104,526
Transfers from non-operating properties	$69,771	$1,882	$1,290	$6,420	$158,831	$179,522	$417,716	$—	$704	$418,420
Segment assets at December 31, 2022	$1,387,517	$488,277	$194,481	$169,119	$453,543	$462,471	$3,155,408	$—	$553,863	$3,709,271

Year Ended December 31, 2021
Revenues from real estate operations	$262,120	$65,853	$57,756	$33,757	$35,727	$31,582	$486,795	$30,490	$69,775	$587,060
Property operating expenses	(92,521)	(24,785)	(30,535)	(13,617)	(11,618)	(4,086)	(177,162)	(17,424)	(35,633)	(230,219)
UJV NOI allocable to COPT Defense	—	—	—	—	—	4,029	4,029	—	—	4,029
NOI from real estate operations	$169,599	$41,068	$27,221	$20,140	$24,109	$31,525	$313,662	$13,066	$34,142	$360,870
Additions to long-lived assets	$45,647	$6,197	$—	$4,193	$3,542	$—	$59,579	$1,680	$35,526	$96,785
Transfers from non-operating properties	$70,514	$90,050	$59,323	$—	$22,739	$3,004	$245,630	$—	$39,319	$284,949
Segment assets at December 31, 2021	$1,332,399	$489,582	$198,200	$170,985	$300,252	$350,098	$2,841,516	$192,647	$541,299	$3,575,462

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Segment revenues from real estate operations	$624,803	$586,378	$587,060
Construction contract and other service revenues	60,179	154,632	107,876
Less: Revenues from discontinued operations (Note 4)	—	(1,980)	(30,490)
Total revenues	$684,982	$739,030	$664,446

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Segment property operating expenses	$247,385	$228,401	$230,219
Less: Property operating expenses from discontinued operations (Note 4)	—	(971)	(16,842)
Total property operating expenses	$247,385	$227,430	$213,377

 The following table reconciles UJV NOI allocable to COPT Defense to equity in (loss) income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
UJV NOI allocable to COPT Defense	$6,659	$4,327	$4,029
Less: Income from UJVs allocable to COPT Defense attributable to depreciation and amortization expense, interest expense and gain on early extinguishment of debt	(6,917)	(3,145)	(2,930)
Add: Equity in (loss) income of unconsolidated non-real estate entities	(3)	561	(6)
Equity in (loss) income of unconsolidated entities	$(261)	$1,743	$1,093

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

	For the Years Ended December 31,
	2023	2022	2021
Construction contract and other service revenues	$60,179	$154,632	$107,876
Construction contract and other service expenses	(57,416)	(149,963)	(104,053)
NOI from service operations	$2,763	$4,669	$3,823

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
NOI from real estate operations	$384,077	$362,304	$360,870
NOI from service operations	2,763	4,669	3,823
Depreciation and other amortization associated with real estate operations	(148,950)	(141,230)	(137,543)
Impairment losses	(252,797)	—	—
General, administrative, leasing and other expenses	(42,769)	(38,991)	(40,774)
Interest expense	(71,142)	(61,174)	(65,398)
Interest and other income, net	12,587	9,070	9,007
Gain on sales of real estate	49,392	19,250	65,590
Loss on early extinguishment of debt	—	(609)	(100,626)
Equity in (loss) income of unconsolidated entities	(261)	1,743	1,093
UJV NOI allocable to COPT Defense included in equity in (loss) income of unconsolidated entities	(6,659)	(4,327)	(4,029)
Income tax expense	(588)	(447)	(145)
Revenues from real estate operations from discontinued operations (Note 4)	—	(1,980)	(30,490)
Property operating expenses from discontinued operations (Note 4)	—	971	16,842
(Loss) income from continuing operations	$(74,347)	$149,249	$78,220

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	As of December 31,
	2023	2022
Segment assets	$3,589,315	$3,709,271
Operating properties lease liabilities included in segment assets	34,346	28,759
Non-operating property assets	258,299	301,002
Other assets	365,006	218,243
Total consolidated assets	$4,246,966	$4,257,275

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

14.      Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue: (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Construction contract revenue:
FFP	$30,846	$15,119	$13,897
GMP	18,178	129,149	68,113
Cost-plus fee	9,843	8,320	24,260
Other	1,312	2,044	1,606
	$60,179	$154,632	$107,876

We derived 88% of our construction contract revenue from the USG in 2023, 90% in 2022 and 79% in 2021.

We recognized an insignificant amount of revenue in 2023, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Beginning balance	$7,618	$7,193
Ending balance	$10,500	$7,618

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Beginning balance	$22,331	$22,384
Ending balance	$15,086	$22,331

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Beginning balance	$2,867	$2,499
Ending balance	$4,176	$2,867
Portion of beginning balance recognized in revenue during the year	$326	$278

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2023 that will be recognized as revenue in future periods was $70.4 million, all of which we expect to recognize in 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of December 31, 2023 and December 31, 2022. Credit loss recoveries on construction contracts receivable and unbilled construction revenue were insignificant in 2023 and $740,000 in 2022 and credit loss expense on construction contracts receivable and unbilled construction revenue was $211,000 in 2021.

15.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses in 2021, 2022 and 2023 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2020	$2,851	$1,203	$643	$4,697
Credit loss (recoveries) expense (3)	(1,252)	(146)	270	(1,128)
December 31, 2021	1,599	1,057	913	3,569
Credit loss expense (recoveries) (3)	1,195	(279)	(645)	271
December 31, 2022	2,794	778	268	3,840
Credit loss recoveries (3)	(417)	(79)	(115)	(611)
Write-offs	—	(33)	—	(33)
December 31, 2023	$2,377	$666	$153	$3,196
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of December 31, 2023 and December 31, 2022 included $87,000 and $52,000, respectively, in the line entitled “accounts receivable, net” and $66,000 and $216,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of December 31, 2023 (in thousands):

	Origination Year
	2018 and Earlier	2019	2020	2021	2022	2023	Total
Investing receivables:
Credit risk classification:
Investment grade	$66,105	$—	$2,326	$8,336	$—	$255	$77,022
Non-investment grade	—	—	—	—	6,867	—	6,867
Total	$66,105	$—	$2,326	$8,336	$6,867	$255	$83,889

Tenant notes receivable:
Credit risk classification:
Investment grade	$686	$15	$115	$—	$—	$—	$816
Non-investment grade	125	46	1,433	—	—	—	1,604
Total	$811	$61	$1,548	$—	$—	$—	$2,420
Gross write-offs during the year ended December 31, 2023	$33	$—	$—	$—	$—	$—	$33

Sales-type lease receivable:
Credit risk classification:
Investment grade	$—	$—	$5,098	$—	$—	$—	$5,098

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2023.

An insignificant portion of the investing and tenant notes receivables set forth above was past due, which we define as being delinquent by more than three months from the due date.

Notes receivable on nonaccrual status as of December 31, 2023 and 2022 were not significant. We did not recognize any interest income on notes receivable on nonaccrual status during the years ended December 31, 2023, 2022 and 2021.

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net (loss) income available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances.  Our computation of diluted EPS is similar except that:

>the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to redeemable noncontrolling interests and share-based compensation awards using the if-converted or treasury stock methods; and
>the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we add to the denominator.

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs and deferred share awards and the if-converted method for common units, redeemable noncontrolling interests, PB-PIUs and vested PIUs and deferred share awards not previously settled by common share issuances.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
(Loss) income from continuing operations	$(74,347)	$149,249	$78,220
Loss (income) from continuing operations attributable to noncontrolling interests	878	(5,372)	(4,994)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(1,199)	(451)	(467)
Numerator for basic EPS from continuing operations attributable to common shareholders	$(74,668)	$143,426	$72,759
Redeemable noncontrolling interests	—	(169)	(128)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	—	78	44
Numerator for diluted EPS from continuing operations attributable to common shareholders	$(74,668)	$143,335	$72,675
Discontinued operations	—	29,573	3,358
Discontinued operations attributable to noncontrolling interests	—	(421)	(43)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	(90)	6
Numerator for diluted EPS on net (loss) income attributable to common shareholders	$(74,668)	$172,397	$75,996

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,178	112,073	111,960
Dilutive effect of redeemable noncontrolling interests	—	116	128
Dilutive effect of share-based compensation awards	—	431	330
Denominator for diluted EPS (common shares)	112,178	112,620	112,418

Basic EPS attributable to common shareholders:
(Loss) income from continuing operations	$(0.67)	$1.28	$0.65
Discontinued operations	—	0.26	0.03
Net (loss) income	$(0.67)	$1.54	$0.68
Diluted EPS attributable to common shareholders:
(Loss) income from continuing operations	$(0.67)	$1.27	$0.65
Discontinued operations	—	0.26	0.03
Net (loss) income	$(0.67)	$1.53	$0.68

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2023	2022	2021
Conversion of common units	1,509	1,454	1,257
Conversion of redeemable noncontrolling interests	969	866	804

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards of 416,000 for 2023, 399,000 for 2022 and 412,000 for 2021;
>weighted average TB-PIUs of 175,000 for 2023, 187,000 for 2022 and 158,000 for 2021;
>weighted average vested PIUs of 154,000 for 2023; and
>weighted average PB-PIUs of 629,000 for 2023.

As discussed in Note 8, our 5.25% Notes issued on September 12, 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the year ended December 31, 2023 was less than the exchange price applicable to that period.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2023, management believes that it is reasonably possible that we could recognize a loss of up to $4.5 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $27 million as of December 31, 2023. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2023, we do not expect any such future fundings will be required.

Corporate Office Properties Trust and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$—	$6,720	$31,215	$27,021	$6,720	$58,236	$64,956	$(36,309)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	71,174	52	—	71,226	71,226	(5,910)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	8,461	—	20,533	217	—	20,750	20,750	(5,566)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	9,163	—	19,593	2,929	—	22,522	22,522	(4,956)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	427	364	3,536	3,900	(1,883)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	10,563	—	22,389	9,493	—	31,882	31,882	(6,195)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,775	10,883	—	60,658	60,658	(25,428)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,207	937	2,130	18,144	20,274	(6,857)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	11,714	—	54,178	54,178	(23,306)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	6,520	1,906	14,143	16,049	(9,286)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,995	2,917	17,254	20,171	(11,842)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	6,842	2,517	16,910	19,427	(11,967)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	5,973	3,684	13,490	17,174	(9,640)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	2,631	905	6,251	7,156	(3,861)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	5,076	1,386	10,652	12,038	(7,417)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	12,997	2,847	24,983	27,830	(14,469)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	7,296	2,484	17,046	19,530	(12,106)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	3,031	950	6,895	7,845	(1,898)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	5,911	3,507	36,088	39,595	(16,023)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	2,975	3,407	27,142	30,549	(13,110)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	4,844	2,398	14,382	16,780	(10,511)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	5,641	3,731	21,594	25,325	(12,342)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	187	—	1,577	187	1,764	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,833	1,572	14,008	15,580	(8,945)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	7,740	1,615	16,098	17,713	(8,803)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	10,459	3,436	24,861	28,297	(15,682)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	13,137	20,753	46,956	13,137	67,709	80,846	(38,074)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	18,213	4,415	38,578	42,993	(24,412)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	9,602	5,753	23,217	28,970	(12,086)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(7,415)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(27)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(42)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	75	393	3,398	3,791	(539)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(436)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	1,142	613	3,724	4,337	(2,275)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	2,878	1,856	10,303	12,159	(5,623)	2000	12/28/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,251	522	3,341	3,863	(1,794)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,345	688	5,205	5,893	(3,316)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,715	773	5,809	6,582	(3,540)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	907	436	2,649	3,085	(1,543)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	4,762	26,046	33,008	4,762	59,054	63,816	(48,466)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	3,729	21,500	27,446	3,729	48,946	52,675	(33,423)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	842	134	2,553	2,687	(874)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	539	113	1,941	2,054	(710)	2010	9/14/2007
2100 L Street (O)	Washington, DC	—	41,935	71,067	—	41,935	71,067	113,002	(6,645)	2020	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,336	3,256	—	10,592	10,592	(3,248)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,379	1,422	8,098	9,520	(4,804)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,278	5,791	3,085	1,278	8,876	10,154	(5,765)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	3,060	1,094	8,098	9,192	(5,054)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,160	10,419	8,179	2,160	18,598	20,758	(10,400)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	648	692	3,699	4,391	(2,524)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	4,704	21,487	21,784	4,704	43,271	47,975	(25,472)	1985	3/19/2015
2600 Park Tower Drive (O)	Vienna, VA	—	20,284	34,443	8,431	20,284	42,874	63,158	(11,121)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	9,191	2,098	26,525	28,623	(13,995)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	7,366	1,737	22,632	24,369	(14,744)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	4,509	2,251	26,120	28,371	(16,956)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	3,227	3,863	32,499	36,362	(16,331)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	3,836	4,611	18,433	23,044	(12,025)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	9,569	8,737	41,181	49,918	(26,409)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	—	—	2,501	625	—	3,126	3,126	(3,084)	2009	8/7/2015
300 Secured Gateway (O)	Huntsville, AL	—	—	63,500	—	—	63,500	63,500	(379)	2023	3/23/2010
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	2,590	1,517	61,755	63,272	(22,195)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	6,540	2,648	36,227	38,875	(13,417)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	5,335	3,411	30,252	33,663	(14,610)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	3,755	3,260	26,347	29,607	(12,080)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,365	1,422	28,573	29,995	(9,641)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	50,677	716	2,372	51,393	53,765	(8,291)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,530	6,406	261	32,936	33,197	(14,449)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(6,474)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(1,947)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	298	2,748	38,454	41,202	(11,361)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	562	2,185	28,988	31,173	(13,016)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	148	2,067	21,771	23,838	(8,753)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,900	2,605	24,727	27,332	(10,851)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	61	1,656	23,079	24,735	(7,690)	2010	6/29/2006
4000 Market Street (O)	Huntsville, AL	5,914	—	9,198	1,955	—	11,153	11,153	(1,231)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	2,259	1,831	25,516	27,347	(8,066)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	5,148	—	8,046	7	—	8,053	8,053	(913)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	31,397	3,199	2,370	34,596	36,966	(7,049)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	3,118	1,852	24,681	26,533	(7,560)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,861	817	3,444	4,261	(2,432)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,229	405	2,848	3,253	(2,015)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	295	434	4,117	4,551	(2,576)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	329	344	1,219	1,563	(729)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,694	1,309	6,200	7,509	(4,310)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	1,812	2,272	15,620	17,892	(5,025)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	26,255	—	—	26,255	26,255	(1,706)	2020	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	2,987	1,406	8,783	10,189	(5,214)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	4,727	1,200	11,926	13,126	(5,899)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	483	1,878	12,041	13,919	(5,618)	2004	8/14/2002
5300 Redstone Gateway (O)	Huntsville, AL	—	—	17,350	—	—	17,350	17,350	—	(7)	3/23/2010
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	35,545	41	2,035	35,586	37,621	(5,003)	2017	6/29/2006
550 National Business Parkway (O)	Annapolis Junction, MD	—	2,678	43,521	—	2,678	43,521	46,199	(98)	2023	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	2,356	—	22,428	22,428	(8,416)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	883	—	5,433	5,433	(2,249)	2007	3/8/2006
560 National Business Parkway (O)	Annapolis Junction, MD	—	2,193	55,079	—	2,193	55,079	57,272	(1,635)	2022	6/29/2006
5801 University Research Court (O)	College Park, MD	10,640	—	17,431	162	—	17,593	17,593	(2,726)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	18,580	—	22,771	2,874	—	25,645	25,645	(9,925)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	19,657	—	31,906	1,112	—	33,018	33,018	(11,519)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,542	17	—	8,559	8,559	(633)	2020	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	7,636	53,682	—	7,636	53,682	61,318	(2,915)	2021	6/29/2006
6200 Redstone Gateway (O)	Huntsville, AL	—	—	50,086	—	—	50,086	50,086	(922)	2022	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	10,647	1,755	17,666	19,421	(11,013)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,693	1,618	897	14,311	15,208	(5,520)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	3,243	2,683	26,482	29,165	(11,617)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	7,391	1,242	12,360	13,602	(7,078)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	9,251	1,753	43,341	45,094	(15,125)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,680	449	7,719	8,168	(4,620)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	6,920	2,807	26,018	28,825	(15,938)	2002	3/29/2000

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	4,209	9,685	1,424	13,894	15,318	(3,397)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	179	675	1,890	2,565	(807)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	6,070	1,263	18,531	19,794	(12,322)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	3,946	890	7,507	8,397	(5,576)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	12,806	3,545	22,722	26,267	(13,989)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	28,278	3,223	3,596	31,501	35,097	(14,171)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	10,509	3,131	22,612	25,743	(13,223)	1999	5/31/2002
7000 Redstone Gateway (O)	Huntsville, AL	—	—	8,900	—	—	8,900	8,900	(147)	2022	3/23/2010
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,560	2,058	9,653	11,711	(5,853)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,907	729	6,001	6,730	(3,964)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,707	902	7,391	8,293	(5,139)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	3,302	919	7,065	7,984	(4,991)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	9,177	1,829	21,000	22,829	(11,144)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	12,989	—	—	12,989	12,989	(839)	2021	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	49,926	29,466	20,487	79,392	99,879	(35,289)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	3,167	1,350	7,526	8,876	(4,626)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	817	704	5,517	6,221	(2,330)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	2,989	1,104	6,507	7,611	(4,725)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	4,265	1,342	11,413	12,755	(5,145)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	1,659	1,032	5,088	6,120	(2,392)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	16,234	1,821	20,622	22,443	(3,599)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,609	2,732	11,615	14,347	(6,322)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,389	1,283	5,485	6,768	(3,181)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	—	1,788	7,269	9,057	(1,842)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	185	—	8,533	8,533	(2,048)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	5,332	4,089	27,962	32,051	(15,053)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	—	1,367	21,419	22,786	(5,593)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	4,618	1,479	10,918	12,397	(6,956)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	2,297	972	6,185	7,157	(3,590)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	75	—	9,298	9,298	(1,993)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	7,657	1,565	10,773	12,338	(5,750)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	18,665	—	—	18,665	18,665	(1,667)	2020	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	13,752	—	—	13,752	13,752	(1,170)	2020	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	—	3,825	34,176	1,855	3,825	36,031	39,856	(12,142)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,892	1,747	6,387	80,639	87,026	(21,899)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	27,173	1,619	4,857	28,792	33,649	(6,037)	2015	9/17/2013

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
8000 Rideout Road (O)	Huntsville, AL	—	—	28,155	49	—	28,204	28,204	(1,240)	2021	3/23/2010
8100 Rideout Road (O)	Huntsville, AL	—	—	29,681	—	—	29,681	29,681	—	(7)	3/23/2010
8200 Rideout Road (O)	Huntsville, AL	—	—	45,653	—	—	45,653	45,653	(1,556)	2022	3/23/2010
8300 Rideout Road (O)	Huntsville, AL	—	—	52,678	—	—	52,678	52,678	(1,803)	2022	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	27,312	24	—	27,336	27,336	(2,079)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	8,084	2,317	20,726	23,043	(10,265)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	3,379	1,510	7,143	8,653	(4,437)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,848	1,718	9,128	10,846	(5,796)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,464	2,003	19,906	21,909	(14,016)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	11,413	—	18,470	—	—	18,470	18,470	(1,900)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	4,192	1,165	8,964	10,129	(6,042)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	7,429	1,156	11,866	13,022	(6,397)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	3,383	1,215	8,244	9,459	(5,783)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,538	922	6,286	7,208	(3,816)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	6,229	939	9,985	10,924	(6,565)	1983	4/30/1998
Arundel Preserve (L)	Hanover, MD	—	13,352	9,888	—	13,352	9,888	23,240	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	—	6,009	57	—	6,066	6,066	(57)	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	2,866	7,271	1,976	2,866	9,247	12,113	(8,026)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,725	—	6,387	3,725	10,112	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	8,366	—	705	8,366	9,071	(319)	2022	3/24/2004
M Square Research Park (L)	College Park, MD	—	—	3,352	—	—	3,352	3,352	—	(6)	1/29/2008
MP 3 (O)	Northern Virginia	—	9,038	993	—	9,038	993	10,031	—	(7)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	15,554	28,744	—	15,554	28,744	44,298	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	5	—	1,755	5	1,760	—	(6)	9/14/2007
NoVA Office A (O)	Chantilly, VA	—	2,096	46,849	—	2,096	46,849	48,945	(10,436)	2015	7/18/2002
NoVA Office B (O)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(6,675)	2016	7/18/2002
NoVA Office C (O)	Chantilly, VA	—	7,751	84,815	—	7,751	84,815	92,566	(4,503)	2021	7/18/2002
NoVA Office D (O)	Chantilly, VA	—	6,587	40,559	—	6,587	40,559	47,146	(6,499)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	42,087	—	12,866	42,087	54,953	(3,279)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	41,621	—	12,866	41,621	54,487	(3,908)	2019	11/1/2018
Oak Grove C (O)	Northern Virginia	—	11,741	78,829	—	11,741	78,829	90,570	(3,323)	2022	11/1/2018
Oak Grove D (O)	Northern Virginia	—	11,741	77,097	—	11,741	77,097	88,838	(2,096)	2022	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,985	1,637	12,485	14,122	(6,432)	1974/1985	12/14/2000
Patriot Ridge (L)	Springfield, VA	—	18,517	14,616	—	18,517	14,616	33,133	—	(6)	3/10/2010
Project EL (O)	Confidential-USA	—	7,190	46,912	—	7,190	46,912	54,102	(2,878)	2021	1/20/2006
Project EX (O)	Confidential-USA	—	13,010	19,107	—	13,010	19,107	32,117	(2,225)	2018	7/16/2008

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
PS A (O)	Northern Virginia	—	4,078	54,122	—	4,078	54,122	58,200	(512)	2023	1/27/2005
PS B (O)	Northern Virginia	—	3,468	45,377	—	3,468	45,377	48,845	(82)	2023	1/27/2005
Redstone Gateway (L)	Huntsville, AL	—	—	31,193	—	—	31,193	31,193	—	(6)	3/23/2010
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(16,384)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(401)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(703)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	53	1,964	21,231	23,195	(6,978)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	8	1,964	21,306	23,270	(7,007)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(6,733)	2015	6/14/2005
Southpoint Phase 2 Bldg A (O)	Northern Virginia	—	4,404	16,356	—	4,404	16,356	20,760	—	(7)	7/24/2019
Southpoint Phase 2 Bldg B (O)	Northern Virginia	—	3,752	1,398	—	3,752	1,398	5,150	—	(7)	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	8,667	3,515	—	8,667	3,515	12,182	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	1,140	258	—	1,398	1,398	(167)	Various	Various
		$99,539	$570,610	$3,607,812	$725,418	$570,610	$4,333,230	$4,903,840	$(1,400,162)
(1)A legend for the Property Type follows: (O) = Office or data center shell property; (L) = Land held or pre-development; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $75.0 million, term loan facilities of $124.3 million, unsecured senior notes of $2.1 billion, unsecured notes payable of $430,000, and deferred financing costs, net of premiums, on the remaining loans of $331,000.
(3)The aggregate cost of these assets for federal income tax purposes was approximately $3.8 billion as of December 31, 2023.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2023.
(7)Under development as of December 31, 2023.

The following table summarizes our changes in cost of properties for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Beginning balance	$4,986,537	$4,959,709	$4,686,802
Improvements and other additions	333,081	350,702	342,684
Sales (1)	(162,981)	(323,874)	(103,097)
Impairments (2)	(252,797)	—	—
Other dispositions	—	—	(4,511)
Reclassification from right-of-use asset	—	—	37,831
Ending balance	$4,903,840	$4,986,537	$4,959,709

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2023	2022	2021
Beginning balance	$1,273,448	$1,234,908	$1,124,253
Depreciation expense	132,728	124,803	130,604
Sales (1)	(6,014)	(86,263)	(15,438)
Other dispositions	—	—	(4,511)
Ending balance	$1,400,162	$1,273,448	$1,234,908
(1)Includes sales of our wholesale data center and ownership interests in data center shells through newly-formed unconsolidated real estate joint ventures, as described in Note 4 to our consolidated financial statements.
(2)Includes impairment recognized on six operating properties and a parcel of land, as described in Note 4 to our consolidated financial statements.