Form 10-Q
period 2024-03-31
COPT DEFENSE PROPERTIES
filed 2024-05-01
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of April 22, 2024, 112,634,870 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Properties, net:
Operating properties, net	$3,272,452	$3,246,806
Projects in development or held for future development	245,426	256,872
Total properties, net	3,517,878	3,503,678
Property - operating right-of-use assets	40,368	41,296
Cash and cash equivalents	123,144	167,820
Investment in unconsolidated real estate joint ventures	40,597	41,052
Accounts receivable, net	50,088	48,946
Deferred rent receivable	153,788	149,237
Lease incentives, net	61,150	61,331
Deferred leasing costs (net of accumulated amortization of $41,846 and $41,448, respectively)	70,902	70,057
Investing receivables (net of allowance for credit losses of $2,361 and $2,377, respectively)	82,523	81,512
Prepaid expenses and other assets, net	92,457	82,037
Total assets	$4,232,895	$4,246,966
Liabilities and equity
Liabilities:
Debt, net	$2,416,873	$2,416,287
Accounts payable and accrued expenses	111,981	133,315
Rents received in advance and security deposits	37,557	35,409
Dividends and distributions payable	33,906	32,644
Deferred revenue associated with operating leases	34,019	29,049
Property - operating lease liabilities	33,141	33,931
Other liabilities	16,406	18,996
Total liabilities	2,683,883	2,699,631
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,966	23,580
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,640,861 at March 31, 2024 and 112,555,352 at December 31, 2023)	1,126	1,126
Additional paid-in capital	2,487,468	2,489,989
Cumulative distributions in excess of net income	(1,009,964)	(1,009,318)
Accumulated other comprehensive income	3,849	2,115
Total shareholders’ equity	1,482,479	1,483,912
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	29,214	25,502
Other consolidated entities	14,353	14,341
Noncontrolling interests in subsidiaries	43,567	39,843
Total equity	1,526,046	1,523,755
Total liabilities, redeemable noncontrolling interests and equity	$4,232,895	$4,246,966

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Lease revenue	$165,433	$150,560
Other property revenue	1,230	1,121
Construction contract and other service revenues	26,603	15,820
Total revenues	193,266	167,501
Operating expenses
Property operating expenses	66,746	59,420
Depreciation and amortization associated with real estate operations	38,351	36,995
Construction contract and other service expenses	26,007	15,201
General, administrative, leasing and other expenses	11,747	10,490
Total operating expenses	142,851	122,106
Interest expense	(20,767)	(16,442)
Interest and other income, net	4,122	2,256
Gain on sales of real estate	—	49,378
Income before equity in income (loss) of unconsolidated entities and income taxes	33,770	80,587
Equity in income (loss) of unconsolidated entities	69	(64)
Income tax expense	(168)	(125)
Net income	33,671	80,398
Net income attributable to noncontrolling interests:
Common units in CDPLP	(608)	(1,293)
Other consolidated entities	(454)	(326)
Net income attributable to common shareholders	$32,609	$78,779

Earnings per common share:
Net income attributable to common shareholders - basic	$0.29	$0.70
Net income attributable to common shareholders - diluted	$0.29	$0.70

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$33,671	$80,398
Other comprehensive income (loss):
Unrealized income (loss) on interest rate derivatives	2,981	(215)
Reclassification adjustments on interest rate derivatives recognized in interest expense	(1,180)	(591)
Total other comprehensive income (loss)	1,801	(806)
Comprehensive income	35,472	79,592
Comprehensive income attributable to noncontrolling interests	(1,129)	(1,531)
Comprehensive income attributable to common shareholders	$34,343	$78,061

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(373)	(373)
Share-based compensation (89,964 shares issued, net of redemptions)	1	1,059	—	—	754	1,814
Redemption of vested equity awards	—	(1,113)	—	—	—	(1,113)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(2,342)	—	—	2,342	—
Comprehensive income	—	—	78,779	(718)	832	78,893
Dividends	—	—	(32,091)	—	—	(32,091)
Distributions to owners of common units in CDPLP	—	—	—	—	(544)	(544)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	781	—	—	—	781
Balance at March 31, 2023 (112,513,857 common shares outstanding)	$1,125	$2,484,501	$(760,820)	$1,353	$42,655	$1,768,814

For the Three Months Ended March 31, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Redemption of common units	—	—	—	—	(1,180)	(1,180)
Share-based compensation (85,509 shares issued, net of redemptions)	—	1,158	—	—	1,652	2,810
Redemption of vested equity awards	—	(1,039)	—	—	—	(1,039)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(3,255)	—	—	3,255	—
Comprehensive income	—	—	32,609	1,734	660	35,003
Dividends	—	—	(33,255)	—	—	(33,255)
Distributions to owners of common units in CDPLP	—	—	—	—	(655)	(655)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	615	—	—	—	615
Balance at March 31, 2024 (112,640,861 common shares outstanding)	$1,126	$2,487,468	$(1,009,964)	$3,849	$43,567	$1,526,046

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Revenues from real estate operations received	$173,830	$152,273
Construction contract and other service revenues received	11,445	18,765
Property operating expenses paid	(58,314)	(55,753)
Construction contract and other service expenses paid	(18,894)	(21,999)
General, administrative, leasing and other expenses paid	(11,828)	(11,681)
Interest expense paid	(20,996)	(12,031)
Lease incentives paid	(6,578)	(10,350)
Interest and other income received	3,551	1,316
Other	(1,226)	(1,795)
Net cash provided by operating activities	70,990	58,745
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(15,210)	—
Development of properties	(39,932)	(71,282)
Tenant improvements on operating properties	(7,946)	(22,568)
Other capital improvements on operating properties	(13,084)	(5,512)
Proceeds from sale of properties	—	189,325
Leasing costs paid	(2,666)	(4,655)
Other	(73)	(125)
Net cash (used in) provided by investing activities	(78,911)	85,183
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	95,000
Repayments of debt
Revolving Credit Facility	—	(188,000)
Scheduled principal amortization	(769)	(790)
Other debt repayments	—	(15,902)
Common share dividends paid	(32,104)	(30,941)
Other	(3,546)	(2,900)
Net cash used in financing activities	(36,419)	(143,533)
Net (decrease) increase in cash and cash equivalents and restricted cash	(44,340)	395
Cash and cash equivalents and restricted cash
Beginning of period	169,424	16,509
End of period	$125,084	$16,904

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$33,671	$80,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	38,959	37,597
Amortization of deferred financing costs and net debt discounts	1,699	1,250
Change in net deferred rent receivable and liability	496	(6,869)
Gain on sales of real estate	—	(49,378)
Share-based compensation	2,645	1,733
Other	(178)	(376)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,303)	(2,802)
(Increase) decrease in lease incentives and prepaid expenses and other assets, net	(2,498)	9,361
Decrease in accounts payable, accrued expenses and other liabilities	(4,649)	(16,806)
Increase in rents received in advance and security deposits	2,148	4,637
Net cash provided by operating activities	$70,990	$58,745
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$167,820	$12,337
Restricted cash at beginning of period	1,604	4,172
Cash and cash equivalents and restricted cash at beginning of period	$169,424	$16,509

Cash and cash equivalents at end of period	$123,144	$15,199
Restricted cash at end of period	1,940	1,705
Cash and cash equivalents and restricted cash at end of period	$125,084	$16,904
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(19,113)	$(11,043)
Recognition of operating right-of-use assets and related lease liabilities	$277	$6,697
Recognition of finance right-of-use assets and related lease liabilities	$—	$434
Investment in unconsolidated real estate joint venture retained in property disposition	$—	$21,121
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$1,801	$(806)
Dividends/distributions payable	$33,906	$32,630
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$3,255	$2,342
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(615)	$(781)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of March 31, 2024, our Defense/IT Portfolio included:

•193 operating properties totaling 22.0 million square feet comprised of 16.3 million square feet in 163 office properties and 5.7 million square feet in 30 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
•six properties under development (three office properties and three data center shells), including one partially-operational property, that will total approximately 959,000 square feet upon completion; and
•approximately 650 acres of land controlled that we believe could be developed into approximately 7.7 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of March 31, 2024.

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

Equity interests in CDPLP are in the form of common and preferred units. As of March 31, 2024, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

COPT Defense’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CDP”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2023 Annual Report on Form 10-K.

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

In March 2024, the FASB issued guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. This guidance is effective for us for annual and interim periods beginning after December 15, 2024. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. We are currently assessing the application of this guidance on our future related disclosures.

3.     Fair Value Measurements

Recurring Fair Value Measurements

We have a non-qualified elective deferred compensation plan for Trustees and certain members of our management team that, prior to December 31, 2019, permitted participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Effective December 31, 2019, no new investments of deferred compensation were eligible for the plan.  The assets held in the plan (comprised of mutual funds) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheets using quoted market prices. The balance of the plan, which was fully funded and totaled $2.0 million as of March 31, 2024, is included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets. The offsetting liability associated with the plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in “other liabilities” on our consolidated balance sheets. The assets of the plan are classified in Level 1 of the fair value hierarchy, while the offsetting liability is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of March 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Marketable securities in deferred compensation plan	$1,959	$—	$—	$1,959
Interest rate derivatives	—	4,359	—	4,359
Total assets	$1,959	$4,359	$—	$6,318
Liabilities: (2)
Deferred compensation plan liability	$—	$1,959	$—	$1,959
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$488,371	$482,964
Buildings and improvements	4,218,702	4,164,004
Less: Accumulated depreciation	(1,434,621)	(1,400,162)
Operating properties, net	$3,272,452	$3,246,806

On March 15, 2024, we acquired 6841 Benjamin Franklin Drive, a 202,000 square foot operating office property in Columbia, Maryland (included in the Fort Meade/BW Corridor sub-segment of our Defense/IT Portfolio reportable segment) that was 56% leased, for a purchase price of $15.0 million. The table below sets forth the allocation of the purchase price and transaction costs associated with this acquisition (in thousands):

Land, operating properties	$5,428
Building and improvements	2,534
Intangible assets on real estate acquisitions	7,248
Total acquisition cost	$15,210

Intangible assets recorded in connection with this acquisition included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$3,752	12.4
In-place lease value	2,229	2.4
Above-market leases	1,267	2.4
	$7,248	7.6

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

	For the Three Months Ended March 31,
Lease revenue	2024	2023
Fixed	$126,198	$116,039
Variable	39,235	34,521
	$165,433	$150,560

Lessee Arrangements

As of March 31, 2024, our balance sheet included $42.9 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2024	December 31, 2023
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$40,368	$41,296
Finance leases - Property	Prepaid expenses and other assets, net	2,547	2,565
Total right-of-use assets		$42,915	$43,861
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$33,141	$33,931
Finance leases - Property	Other liabilities	409	415
Total lease liabilities		$33,550	$34,346

As of March 31, 2024, our operating leases had a weighted average remaining lease term of 51 years and a weighted average discount rate of 7.32%, while our finance leases had a weighted average remaining lease term of nine years and a weighted average discount rate of 9.14%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease cost		2024	2023
Operating lease cost
Property leases - fixed	Property operating expenses	$1,859	$1,535
Property leases - variable	Property operating expenses	34	17
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	19	20
Interest on lease liabilities	Interest expense	9	13
		$1,921	$1,585

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,724	$1,185
Operating cash flows for financing leases	$9	$13
Financing cash flows for financing leases	$6	$4

Payments on property leases were due as follows (in thousands):

	March 31, 2024
Year Ending December 31,	Operating Leases	Finance Leases
2024 (1)	$5,099	$46
2025	2,403	63
2026	1,815	65
2027	1,830	66
2028	1,847	69
Thereafter	139,906	297
Total lease payments	152,900	606
Less: Amount representing interest	(119,759)	(197)
Lease liability	$33,141	$409
(1)Represents the nine months ending December 31, 2024.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of March 31, 2024 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		March 31, 2024
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, Alabama	$723,509	$98,418	$98,619	$50,205
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	130,123	—	3,579	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	98,456	56,944	50,317	48,337
				$952,088	$155,362	$152,515	$98,542
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2024	December 31, 2023
Redshift JV LLC	1/10/2023	10%	3	$21,021	$21,053
BREIT COPT DC JV LLC	6/20/2019	10%	9	10,321	10,629
Quark JV LLC	12/14/2022	10%	2	6,722	6,727
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,533	2,643
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(2,982)	(2,777)
			24	$37,615	$38,275
(1)Included $40.6 million and $41.1 million reported in “investment in unconsolidated real estate joint ventures” and $3.0 million and $2.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.8 million as of March 31, 2024 and December 31, 2023 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Notes receivable from the City of Huntsville	$78,017	$77,022
Other investing loan receivable	6,867	6,867
Amortized cost basis	84,884	83,889
Allowance for credit losses	(2,361)	(2,377)
Investing receivables, net	$82,523	$81,512

The balances above include accrued interest receivable, net of allowance for credit losses, of $822,000 as of March 31, 2024 and $6.0 million as of December 31, 2023.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of March 31, 2024 carries a stated interest rate of 12.0% and matures in 2024.

The fair value of these receivables was approximately $85 million as of March 31, 2024 and $84 million as of December 31, 2023.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		March 31, 2024
	March 31, 2024	December 31, 2023
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed-rate mortgage debt	$65,753	$66,314	3.82% to 4.62% (2)	2024-2026
Variable-rate secured debt	32,789	32,894	SOFR + 0.10% + 1.45% to 1.55% (3)	2025-2026 (4)
Total mortgage and other secured debt	98,542	99,208
Revolving Credit Facility	75,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (5)	October 2026 (6)
Term Loan Facility	124,376	124,291	SOFR + 0.10% + 0.850% to 1.700% (7)	January 2026 (8)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	397,879	397,608	2.25% (9)	March 2026
5.25%, $345,000 aggregate principal (10)	336,237	335,802	5.25% (11)	September 2028
2.00%, $400,000 aggregate principal	397,593	397,471	2.00% (12)	January 2029
2.75%, $600,000 aggregate principal	591,489	591,212	2.75% (13)	April 2031
2.90%, $400,000 aggregate principal	395,371	395,265	2.90% (14)	December 2033
Unsecured note payable	386	430	0% (15)	May 2026
Total debt, net	$2,416,873	$2,416,287
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $5.0 million as of March 31, 2024 and $5.3 million as of December 31, 2023.
(2)The weighted average interest rate on our fixed-rate mortgage debt was 4.10% as of March 31, 2024.
(3)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of March 31, 2024 was 2.45%; excluding the effect of these swaps, the weighted average interest rate on this debt as of March 31, 2024 was 6.93%.
(4)Most of this debt matures in 2025, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance for each extension period.
(5)The weighted average interest rate on the Revolving Credit Facility was 6.48% as of March 31, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(6)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(7)The interest rate on this loan was 6.73% as of March 31, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(8)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(9)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.7 million as of March 31, 2024 and $1.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(10)As described further in our 2023 Annual Report on Form 10-K, these notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of March 31, 2024, the exchange rate of the notes equaled 33.3882 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.95 per common share).
(11)The carrying value of these notes reflects unamortized commissions totaling $7.7 million as of March 31, 2024 and $8.1 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.7 million as of March 31, 2024 and $1.8 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $7.4 million as of March 31, 2024 and $7.6 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(14)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.8 million as of March 31, 2024 and $3.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(15)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $25,000 as of March 31, 2024 and $32,000 as of December 31, 2023.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of March 31, 2024 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) for the three months ended March 31, 2024 (in thousands):

Interest expense at stated interest rate	$4,528
Interest expense associated with amortization of debt discount and issuance costs	382
Total	$4,910

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2024, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	March 31, 2024
2024 (1)	$29,214
2025	23,717
2026	646,300
2027	—
2028	345,000
Thereafter	1,400,000
Total	$2,444,231	(2)
(1)Represents the nine months ending December 31, 2024.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $27.4 million.

We capitalized interest costs of $589,000 in the three months ended March 31, 2024 and $770,000 in the three months ended March 31, 2023.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,118,569	$1,880,835	$2,117,358	$1,876,611
Other fixed-rate debt	66,139	63,013	66,744	63,692
Variable-rate debt	232,165	232,105	232,185	232,270
	$2,416,873	$2,175,953	$2,416,287	$2,172,573

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2024	December 31, 2023
$10,580	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$639	$571
$22,400	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	963	1,084
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	2,071	681
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	686	222
						$4,359	$2,558
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$4,359	$2,558

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivatives		Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023
Interest rate derivatives	$2,981	$(215)	$1,180	$591

Based on the fair value of our derivatives as of March 31, 2024, we estimate that approximately $3.6 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2024, we were not in default with any of these provisions. As of March 31, 2024, we did not have any derivatives in liability positions.

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

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$23,580	$26,293
Distributions to noncontrolling interests	(468)	(763)
Net income attributable to noncontrolling interests	469	699
Adjustments for changes in fair value of interests	(615)	(781)
Ending balance	$22,966	$25,448

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

11.    Equity

As of March 31, 2024, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.295 in the three months ended March 31, 2024 and $0.285 in the three months ended March 31, 2023.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville, Alabama); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure).

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended March 31, 2024
Revenues from real estate operations	$78,068	$21,426	$16,411	$8,226	$16,808	$8,457	$149,396	$17,267	$166,663
Property operating expenses	(27,890)	(9,262)	(8,688)	(3,626)	(5,792)	(943)	(56,201)	(10,545)	(66,746)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,740	1,740	—	1,740
NOI from real estate operations	$50,178	$12,164	$7,723	$4,600	$11,016	$9,254	$94,935	$6,722	$101,657
Additions to long-lived assets	$26,340	$4,491	$—	$598	$672	$—	$32,101	$4,790	$36,891
Transfers from non-operating properties	$1,575	$993	$9	$—	$32,884	$3,075	$38,536	$9	$38,545
Segment assets at March 31, 2024	$1,458,458	$489,544	$187,232	$161,210	$584,790	$434,194	$3,315,428	$312,784	$3,628,212
Three Months Ended March 31, 2023
Revenues from real estate operations	$69,777	$19,829	$15,605	$7,925	$13,414	$6,692	$133,242	$18,439	$151,681
Property operating expenses	(24,520)	(7,572)	(7,945)	(3,543)	(4,636)	(594)	(48,810)	(10,610)	(59,420)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,642	1,642	—	1,642
NOI from real estate operations	$45,257	$12,257	$7,660	$4,382	$8,778	$7,740	$86,074	$7,829	$93,903
Additions to long-lived assets	$12,135	$2,398	$62	$759	$6,594	$—	$21,948	$3,289	$25,237
Transfers from non-operating properties	$5,781	$238	$28	$2,650	$14,392	$3,311	$26,400	$13	$26,413
Segment assets at March 31, 2023	$1,390,273	$486,649	$193,160	$169,235	$472,237	$324,422	$3,035,976	$549,138	$3,585,114

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Segment revenues from real estate operations	$166,663	$151,681
Construction contract and other service revenues	26,603	15,820
Total revenues	$193,266	$167,501

The following table reconciles UJV NOI allocable to COPT Defense to equity in income (loss) of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
UJV NOI allocable to COPT Defense	$1,740	$1,642
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense and interest expense	(1,671)	(1,704)
Add: Equity in loss of unconsolidated non-real estate entities	—	(2)
Equity in income (loss) of unconsolidated entities	$69	$(64)

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

	For the Three Months Ended March 31,
	2024	2023
Construction contract and other service revenues	$26,603	$15,820
Construction contract and other service expenses	(26,007)	(15,201)
NOI from service operations	$596	$619

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
NOI from real estate operations	$101,657	$93,903
NOI from service operations	596	619
Depreciation and other amortization associated with real estate operations	(38,351)	(36,995)
General, administrative, leasing and other expenses	(11,747)	(10,490)
Interest expense	(20,767)	(16,442)
Interest and other income, net	4,122	2,256
Gain on sales of real estate	—	49,378
Equity in income (loss) of unconsolidated entities	69	(64)
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	(1,740)	(1,642)
Income tax expense	(168)	(125)
Net income	$33,671	$80,398

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2024	March 31, 2023
Segment assets	$3,628,212	$3,585,114
Operating properties lease liabilities included in segment assets	33,550	35,327
Non-operating property assets	245,828	345,518
Other assets	325,305	212,033
Total consolidated assets	$4,232,895	$4,177,992

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate and equity in income (loss) of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative, leasing and other expenses, interest and other income, net, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Construction contract revenue:
Guaranteed maximum price	$13,640	$6,743
Firm fixed price	10,900	5,879
Cost-plus fee	1,486	2,709
Other	577	489
	$26,603	$15,820

We recognized an insignificant amount of revenue in the three months ended March 31, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$10,500	$7,618
Ending balance	$12,734	$6,786

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$15,086	$22,331
Ending balance	$25,857	$20,619

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$4,176	$2,867
Ending balance	$2,783	$3,399
Portion of beginning balance recognized in revenue during period	$1,487	$77

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2024 that will be recognized as revenue in future periods was $49.3 million, all of which we expect to recognize in the nine months ending December 31, 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of March 31, 2024 and December 31, 2023. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the periods reported herein.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the three months ended March 31, 2024 and 2023 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2023	$2,377	$666	$153	$3,196
Credit loss expense (recoveries) (3)	(16)	116	(78)	22
March 31, 2024	$2,361	$782	$75	$3,218

December 31, 2022	$2,794	$778	$268	$3,840
Credit loss expense (recoveries) (3)	143	(19)	(57)	67
Write-offs	—	(33)	—	(33)
March 31, 2023	$2,937	$726	$211	$3,874
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of March 31, 2024 and December 31, 2023 included $16,000 and $87,000, respectively, in the line entitled “accounts receivable, net” and $59,000 and $66,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2024 (in thousands):

	Origination Year
	2019 and Earlier	2020	2021	2022	2023	2024	Total
Investing receivables:
Credit risk classification:
Investment grade	$65,932	$2,529	$9,291	$—	$265	$—	$78,017
Non-investment grade	—	—	—	6,867	—	—	6,867
Total	$65,932	$2,529	$9,291	$6,867	$265	$—	$84,884

Tenant notes receivable:
Credit risk classification:
Investment grade	$658	$94	$—	$—	$—	$—	$752
Non-investment grade	151	1,400	—	—	—	487	2,038
Total	$809	$1,494	$—	$—	$—	$487	$2,790

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$4,949	$—	$—	$—	$1,160	$6,109

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2024.

An insignificant portion of the tenant notes receivable set forth above was past due, which we define as being delinquent by more than three months from the due date.

Tenant notes receivable on nonaccrual status as of March 31, 2024 and December 31, 2023 were not significant. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three months ended March 31, 2024 and 2023.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plans for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	353,455	$25.82
Granted	135,481	$24.56
Forfeited	(7,131)	$26.01
Vested	(121,702)	$26.06
Unvested as of March 31, 2024	360,103	$25.26

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.0 million for the three months ended March 31, 2024.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the three months ended March 31, 2024:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	194,415	$25.76
Granted	110,203	$24.56
Vested	(75,485)	$26.08
Unvested as of March 31, 2024	229,133	$25.08

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

The aggregate intrinsic value of TB-PIUs that vested was $1.8 million for the three months ended March 31, 2024.

PB-PIUs

On January 1, 2024, we granted certain senior management team members 299,766 PB-PIUs with a three-year performance period concluding on the earlier of December 31, 2026 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.

The number of earned awards following the end of the performance period will be determined based on the percentile rank of COPT Defense’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PB-PIUs Payout %
75th or greater	100% of PB-PIUs granted
50th (target)	50% of PB-PIUs granted
25th	25% of PB-PIUs granted
Below 25th	0% of PB-PIUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT’s TSR is negative when its TSR’s percentile rank exceeds the 50th percentile, then the earned PB-PIU payout percentage used to arrive at the earned awards would be reduced by 12.5 percentage points, but in no event to a payout percentage of less than 50% of PB-PIUs granted; however, the resulting reduction in earned awards would subsequently be deemed earned awards if COPT Defense’s TSR becomes positive on any date in the calendar year following the end of the performance period. In addition, regardless of COPT Defense’s TSR relative to the peer group, no less than 50% (target) of the PB-PIUs granted will be earned if COPT Defense’s TSR is at least 10% and no less than 25% of the PB-PIUs granted will be earned if COPT Defense’s TSR is at least 6%, with linear interpolation if COPT Defense’s TSR is between 6% and 10%.

During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of common units but carry no redemption rights.

Following the end of the performance period, we will settle the award by issuing vested PIUs equal to: the number of earned awards; and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time. If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PB-PIUs are forfeited.

These PB-PIU grants had an aggregate grant date fair value of $5.4 million ($36.06 per target-level award associated with the grants) that is being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $25.63; expected volatility for common shares of 25.9%; and a risk-free interest rate of 4.13%.

Based on COPT Defense’s TSR relative to its peer group of companies, for the 2021 PB-PIUs issued to executives that vested on December 31, 2023, we issued 211,845 PIUs in settlement of the PB-PIUs on February 1, 2024.

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances.  Our computation of diluted EPS is similar except that:

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common shareholders	$32,609	$78,779
Income attributable to share-based compensation awards for basic EPS	(150)	(297)
Numerator for basic EPS on net income attributable to common shareholders	32,459	78,482
Redeemable noncontrolling interests	—	(64)
Adjustment to income attributable to share-based compensation awards for diluted EPS	21	49
Numerator for diluted EPS on net income attributable to common shareholders	$32,480	$78,467

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,231	112,127
Dilutive effect of redeemable noncontrolling interests	—	91
Dilutive effect of share-based compensation awards	509	410
Denominator for diluted EPS (common shares)	112,740	112,628

Basic EPS attributable to common shareholders	$0.29	$0.70
Diluted EPS attributable to common shareholders	$0.29	$0.70

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2024	2023
Conversion of common units	1,625	1,489
Conversion of redeemable noncontrolling interests	947	972

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards for the three months ended March 31, 2024 and 2023 of 429,000 and 398,000, respectively;
•weighted average TB-PIUs for the three months ended March 31, 2024 and 2023 of 206,000 and 181,000, respectively; and
•weighted average vested PIUs for the three months ended March 31, 2024 and 2023 of 188,000 and 103,000, respectively.

Our 5.25% Notes have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three months ended March 31, 2024 was less than the exchange price applicable to that period.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2024, management believes that it is reasonably possible that we could recognize a loss of up to $4.6 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $27 million as of March 31, 2024. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2024, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2024, we:

•finished the period with our portfolio 93.6% occupied and 94.9% leased;
•achieved a tenant retention rate of 78.0%, which was driven by strong leasing demand for space in our Defense/IT Portfolio; and
•acquired a 202,000 square foot operating office property in Columbia, Maryland that was 56% leased for a purchase price of $15.0 million.

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
•potential impact of prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new tenants;
•potential additional costs, such as capital improvements, fees and penalties, associated with environmental laws or regulations;
•adverse changes resulting from other government actions and initiatives, such as changes in taxation, zoning laws or other regulations;
•our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;
•the dilutive effects of issuing additional common shares; and
•security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems.

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	March 31, 2024	December 31, 2023
Occupancy rates at period end
Total	93.6%	94.2%
Defense/IT Portfolio:
Fort Meade/BW Corridor	95.3%	96.4%
NoVA Defense/IT	88.2%	88.9%
Lackland Air Force Base	100.0%	100.0%
Navy Support	85.9%	87.4%
Redstone Arsenal	97.4%	97.5%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.6%	96.2%
Other	72.5%	73.2%
Annualized rental revenue per occupied square foot at period end	$34.36	$34.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2023	23,859	22,470
Vacated upon lease expiration (1)	—	(187)
Occupancy for new leases	—	117
Development placed in service	73	73
Acquisition	202	112
Other changes	3	(1)
March 31, 2024	24,137	22,584
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2024, we leased 721,000 square feet, including: 551,000 square feet of renewal leasing (representing a tenant retention rate of 78.0%); 160,000 square feet of vacant space leasing; and 10,000 square feet of development leasing.

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

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). The table below reconciles net income, the most directly comparable GAAP measure, to NOI from real estate operations:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$33,671	$80,398
Construction contract and other service revenues	(26,603)	(15,820)
Depreciation and other amortization associated with real estate operations	38,351	36,995
Construction contract and other service expenses	26,007	15,201
General, administrative, leasing and other expenses	11,747	10,490
Interest expense	20,767	16,442
Interest and other income, net	(4,122)	(2,256)
Gain on sales of real estate	—	(49,378)
Equity in (income) loss of unconsolidated entities	(69)	64
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	1,740	1,642
Income tax expense	168	125
NOI from real estate operations	$101,657	$93,903

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

•Same Property, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
•developed properties placed into service that were not 100% operational throughout the current and prior year reporting periods being compared;
•acquired property; and
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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on the consolidated statements of operations is provided in Note 12 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$166,663	$151,681	$14,982
Construction contract and other service revenues	26,603	15,820	10,783
Total revenues	193,266	167,501	25,765
Operating expenses
Property operating expenses	66,746	59,420	7,326
Depreciation and amortization associated with real estate operations	38,351	36,995	1,356
Construction contract and other service expenses	26,007	15,201	10,806
General, administrative, leasing and other expenses	11,747	10,490	1,257
Total operating expenses	142,851	122,106	20,745
Interest expense	(20,767)	(16,442)	(4,325)
Interest and other income, net	4,122	2,256	1,866
Gain on sales of real estate	—	49,378	(49,378)
Equity in income (loss) of unconsolidated entities	69	(64)	133
Income tax expense	(168)	(125)	(43)
Net income	$33,671	$80,398	$(46,727)

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$155,906	$148,211	$7,695
Lease termination revenue, net	775	1,221	(446)
Collectability loss provisions included in lease revenue	109	(1,168)	1,277
Other property revenue	1,202	1,085	117
Same Property total revenues	157,992	149,349	8,643
Developed properties placed in service	6,503	276	6,227
Acquired property	162	—	162
Dispositions, net of retained interest in newly-formed UJVs	—	399	(399)
Other	2,006	1,657	349
	166,663	151,681	14,982
Property operating expenses
Same Property	(63,890)	(57,871)	(6,019)
Developed properties placed in service	(971)	(92)	(879)
Acquired property	(91)	—	(91)
Dispositions, net of retained interest in newly-formed UJVs	5	(54)	59
Other	(1,799)	(1,403)	(396)
	(66,746)	(59,420)	(7,326)

UJV NOI allocable to COPT Defense
Same Property	1,301	1,245	56
Retained interest in newly-formed UJVs	439	397	42
	1,740	1,642	98

NOI from real estate operations
Same Property	95,403	92,723	2,680
Developed properties placed in service	5,532	184	5,348
Acquired property	71	—	71
Dispositions, net of retained interest in newly-formed UJVs	444	742	(298)
Other	207	254	(47)
	$101,657	$93,903	$7,754

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$88,888	$85,147	$3,741
Other	6,515	7,576	(1,061)
	$95,403	$92,723	$2,680

Same Property rent statistics
Average occupancy rate	93.4%	92.6%	0.8%
Average straight-line rent per occupied square foot (1)	$6.86	$6.74	$0.12
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Our Same Property pool consisted of 189 properties, comprising 92.1% of our portfolio’s square footage as of March 31, 2024. This pool of properties changed from the pool used for purposes of comparing 2023 and 2022 in our 2023 Annual Report on Form 10-K due to the addition of seven properties placed in service and 100% operational on or before January 1, 2023 and two properties owned through a UJV that was formed in 2022.

Regarding the changes in NOI from real estate operations reported above:

•developed properties placed in service reflects the effect of eight properties placed in service in 2023 and 2024;
•acquired property reflects the effect of one operating office property acquired in 2024; and
•dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023.

NOI from Service Operations

	For the Three Months Ended March 31,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$26,603	$15,820	$10,783
Construction contract and other service expenses	(26,007)	(15,201)	(10,806)
NOI from service operations	$596	$619	$(23)

Construction contract and other service revenues and expenses increased in the current period due to a higher volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Interest Expense

Interest expense increased due primarily to additional interest associated with our 5.25% Notes that we issued in September 2023.

Interest and Other Income, Net

Interest and other income, net increased due in large part to interest income earned from a portion of the net proceeds from the 5.25% Notes issuance being invested in short-term interest-bearing money market accounts.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars and shares in thousands, except per share data)
Net income	$33,671	$80,398
Real estate-related depreciation and amortization	38,351	36,995
Gain on sales of real estate	—	(49,378)
Depreciation and amortization on UJVs allocable to COPT Defense	777	801
FFO	72,799	68,816
FFO allocable to other noncontrolling interests	(836)	(708)
Basic FFO allocable to share-based compensation awards	(587)	(466)
Basic FFO available to common share and common unit holders	71,376	67,642
Redeemable noncontrolling interests	469	(30)
Diluted FFO adjustments allocable to share-based compensation awards	47	39
Diluted FFO available to common share and common unit holders	71,892	67,651
Executive transition costs	77	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$71,969	$67,651

Weighted average common shares	112,231	112,127
Conversion of weighted average common units	1,625	1,489
Weighted average common shares/units - Basic FFO per share	113,856	113,616
Dilutive effect of share-based compensation awards	509	410
Redeemable noncontrolling interests	947	91
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,312	114,117

Diluted EPS	$0.29	$0.70
Diluted FFO per share	$0.62	$0.59
Diluted FFO per share, as adjusted for comparability	$0.62	$0.59

Denominator for diluted EPS	112,740	112,628
Weighted average common units	1,625	1,489
Redeemable noncontrolling interests	947	—
Denominator for diluted FFO per share and as adjusted for comparability	115,312	114,117

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2024 (in thousands):

Development	$25,404
Tenant improvements on operating properties (1)	10,361
Capital improvements on operating properties	4,953
Acquisition of operating properties (2)	7,962
$48,680
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.
(2)Excludes intangible assets associated with the acquisition.

Cash Flows

Net cash flow from operating activities increased $12.2 million when comparing the three months ended March 31, 2024 and 2023 due primarily to the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, which was partially offset by higher cash paid for interest expense due in large part to our 5.25% Notes issued in September 2023.

Net cash flow used in investing activities increased $164.1 million when comparing the three months ended March 31, 2024 and 2023 due primarily to proceeds from properties sold in the prior period (which included our sale of a 90% interest in three data center shells).

Net cash flow used in financing activities in the three months ended March 31, 2024 was $36.4 million, and included primarily the following:

•repayments of debt borrowings during the period of $769,000; and
•dividends to common shareholders of $32.1 million.

Net cash flow used in financing activities in the three months ended March 31, 2023 was $143.5 million, and included primarily the following:

•net repayments of debt borrowings during the period of $109.7 million, most of which resulted from the net paydown of our Revolving Credit Facility primarily using property sale proceeds; and
•dividends to common shareholders of $30.9 million.

Supplemental Guarantor Information

As of March 31, 2024, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $123.1 million in cash and cash equivalents. We were carrying a significant amount of cash and cash equivalents as of the end of the period due to our use of a portion of the net proceeds from our issuance of the 5.25% Notes to pre-fund future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of March 31, 2024.

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
•construction contract expenses;
•general, administrative, leasing and other expenses;
•debt service, including interest expense;
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $70 million during the remainder of 2024);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2024 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2024, we expect to spend $180 million to $210 million on development costs, most of which was contractually obligated as of March 31, 2024, and had $27.6 million in debt balloon payments maturing. We expect to fund these cash requirements using, in part, remaining cash flow from operations and any remaining excess available cash and cash equivalents, with the balance funded using borrowings under our Revolving Credit Facility, at least initially.

Beyond 2024, we expect to continue to actively develop properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, remaining cash flow from operations, with the balance, at least initially, funded primarily using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2024, we were compliant with these covenants.

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

The following table sets forth as of March 31, 2024 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Fixed rate debt (1)	$28,809	$1,302	$436,140	$—	$345,000	$1,400,000	$2,211,251
Weighted average interest rate	4.43%	3.23%	2.38%	—%	5.25%	2.58%	2.98%
Variable rate debt (2)	$405	$22,415	$210,160	$—	$—	$—	$232,980
Weighted average interest rate (3)	6.92%	6.96%	6.64%	—%	—%	—%	6.67%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $27.4 million.
(2)As of March 31, 2024, maturities in 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of March 31, 2024 for variable-rate debt.

The fair value of our debt was $2.2 billion as of March 31, 2024.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $78 million as of March 31, 2024.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2024 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would not have changed in the three months ended March 31, 2024 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.         Risk Factors

 There have been no material changes to the risk factors included in our 2023 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our trustees or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION
10.1	Form of COPT Defense Properties 2024 Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

22.1	List of Subsidiary Issuers and Guaranteed Securities (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

COPT DEFENSE PROPERTIES

Date:	May 1, 2024	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	May 1, 2024	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer