Form 10-Q
period 2024-06-30
COPT DEFENSE PROPERTIES
filed 2024-08-01
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of July 22, 2024, 112,650,115 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Properties, net:
Operating properties, net	$3,257,822	$3,246,806
Projects in development or held for future development	277,771	256,872
Total properties, net	3,535,593	3,503,678
Property - operating right-of-use assets	40,899	41,296
Cash and cash equivalents	100,443	167,820
Investment in unconsolidated real estate joint ventures	40,148	41,052
Accounts receivable, net	46,963	48,946
Deferred rent receivable	156,123	149,237
Lease incentives, net	63,744	61,331
Deferred leasing costs (net of accumulated amortization of $43,837 and $41,448, respectively)	72,156	70,057
Investing receivables (net of allowance for credit losses of $2,746 and $2,377, respectively)	84,087	81,512
Prepaid expenses and other assets, net	79,182	82,037
Total assets	$4,219,338	$4,246,966
Liabilities and equity
Liabilities:
Debt, net	$2,389,925	$2,416,287
Accounts payable and accrued expenses	122,202	133,315
Rents received in advance and security deposits	33,485	35,409
Dividends and distributions payable	33,908	32,644
Deferred revenue associated with operating leases	37,199	29,049
Property - operating lease liabilities	33,818	33,931
Other liabilities	15,530	18,996
Total liabilities	2,666,067	2,699,631
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,765	23,580
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,650,930 at June 30, 2024 and 112,555,352 at December 31, 2023)	1,127	1,126
Additional paid-in capital	2,489,931	2,489,989
Cumulative distributions in excess of net income	(1,008,087)	(1,009,318)
Accumulated other comprehensive income	3,614	2,115
Total shareholders’ equity	1,486,585	1,483,912
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	29,470	25,502
Other consolidated entities	14,451	14,341
Noncontrolling interests in subsidiaries	43,921	39,843
Total equity	1,530,506	1,523,755
Total liabilities, redeemable noncontrolling interests and equity	$4,219,338	$4,246,966

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Lease revenue	$165,619	$153,682	$331,052	$304,242
Other property revenue	1,466	1,271	2,696	2,392
Construction contract and other service revenues	20,258	14,243	46,861	30,063
Total revenues	187,343	169,196	380,609	336,697
Operating expenses
Property operating expenses	63,410	61,600	130,156	121,020
Depreciation and amortization associated with real estate operations	38,161	37,600	76,512	74,595
Construction contract and other service expenses	19,612	13,555	45,619	28,756
General, administrative, leasing and other expenses	12,032	10,358	23,779	20,848
Total operating expenses	133,215	123,113	276,066	245,219
Interest expense	(20,617)	(16,519)	(41,384)	(32,961)
Interest and other income, net	2,884	2,143	7,006	4,399
Gain on sales of real estate	—	14	—	49,392
Income before equity in income of unconsolidated entities and income taxes	36,395	31,721	70,165	112,308
Equity in income of unconsolidated entities	26	111	95	47
Income tax expense	(14)	(190)	(182)	(315)
Net income	36,407	31,642	70,078	112,040
Net income attributable to noncontrolling interests:
Common units in CDPLP	(694)	(516)	(1,302)	(1,809)
Other consolidated entities	(599)	(839)	(1,053)	(1,165)
Net income attributable to common shareholders	$35,114	$30,287	$67,723	$109,066

Earnings per common share:
Net income attributable to common shareholders - basic	$0.31	$0.27	$0.60	$0.97
Net income attributable to common shareholders - diluted	$0.31	$0.27	$0.60	$0.96

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$36,407	$31,642	$70,078	$112,040
Other comprehensive (loss) income:
Unrealized income on interest rate derivatives	910	4,989	3,891	4,774
Reclassification adjustments on interest rate derivatives recognized in interest expense	(1,172)	(974)	(2,352)	(1,565)
Total other comprehensive (loss) income	(262)	4,015	1,539	3,209
Comprehensive income	36,145	35,657	71,617	115,249
Comprehensive income attributable to noncontrolling interests	(1,266)	(1,499)	(2,395)	(3,030)
Comprehensive income attributable to common shareholders	$34,879	$34,158	$69,222	$112,219

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2023
Balance at March 31, 2023 (112,513,857 common shares outstanding)	$1,125	$2,484,501	$(760,820)	$1,353	$42,655	$1,768,814
Redemption of common units	—	—	—	—	(81)	(81)
Share-based compensation (24,698 shares issued, net of redemptions)	—	981	—	—	1,382	2,363
Redemption of vested equity awards	—	(38)	—	—	—	(38)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,040	—	—	(1,040)	—
Comprehensive income	—	—	30,287	3,871	936	35,094
Dividends	—	—	(32,084)	—	—	(32,084)
Distributions to owners of common units in CDPLP	—	—	—	—	(548)	(548)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	512	—	—	—	512
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695

For the Three Months Ended June 30, 2024
Balance at March 31, 2024 (112,640,861 common shares outstanding)	$1,126	$2,487,468	$(1,009,964)	$3,849	$43,567	$1,526,046
Redemption of common units	—	—	—	—	(98)	(98)
Share-based compensation (10,069 shares issued, net of redemptions)	1	962	—	—	1,712	2,675
Redemption of vested equity awards	—	(89)	—	—	—	(89)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,389	—	—	(1,389)	—
Comprehensive income	—	—	35,114	(235)	795	35,674
Dividends	—	—	(33,237)	—	—	(33,237)
Distributions to owners of common units in CDPLP	—	—	—	—	(659)	(659)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	201	—	—	—	201
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(454)	(454)
Share-based compensation (114,662 shares issued, net of redemptions)	1	2,040	—	—	2,136	4,177
Redemption of vested equity awards	—	(1,151)	—	—	—	(1,151)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(1,302)	—	—	1,302	—
Comprehensive income	—	—	109,066	3,153	1,768	113,987
Dividends	—	—	(64,175)	—	—	(64,175)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,092)	(1,092)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,293	—	—	—	1,293
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695

For the Six Months Ended June 30, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Redemption of common units	—	—	—	—	(1,278)	(1,278)
Share-based compensation (95,578 shares issued, net of redemptions)	1	2,120	—	—	3,364	5,485
Redemption of vested equity awards	—	(1,128)	—	—	—	(1,128)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(1,866)	—	—	1,866	—
Comprehensive income	—	—	67,723	1,499	1,455	70,677
Dividends	—	—	(66,492)	—	—	(66,492)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,314)	(1,314)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	816	—	—	—	816
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Revenues from real estate operations received	$339,196	$311,501
Construction contract and other service revenues received	41,907	31,479
Property operating expenses paid	(110,893)	(101,842)
Construction contract and other service expenses paid	(40,710)	(31,982)
General, administrative, leasing and other expenses paid	(19,613)	(18,516)
Interest expense paid	(38,334)	(29,975)
Lease incentives paid	(10,679)	(16,457)
Interest and other income received	4,944	1,859
Other	(993)	(5,154)
Net cash provided by operating activities	164,825	140,913
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(15,210)	—
Development of properties	(66,945)	(145,395)
Tenant improvements on operating properties	(22,479)	(43,642)
Other capital improvements on operating properties	(18,555)	(8,034)
Proceeds from sale of properties	—	189,506
Leasing costs paid	(7,994)	(9,120)
Other	(1,059)	251
Net cash used in investing activities	(132,242)	(16,434)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	197,000
Repayments of debt
Revolving Credit Facility	—	(237,000)
Scheduled principal amortization	(1,431)	(1,536)
Other debt repayments	(27,649)	(15,902)
Common share dividends paid	(65,335)	(63,016)
Other	(4,989)	(4,222)
Net cash used in financing activities	(99,404)	(124,676)
Net decrease in cash and cash equivalents and restricted cash	(66,821)	(197)
Cash and cash equivalents and restricted cash
Beginning of period	169,424	16,509
End of period	$102,603	$16,312

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$70,078	$112,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	77,684	75,806
Amortization of deferred financing costs and net debt discounts	3,403	2,500
Change in net deferred rent receivable and liability	1,417	(12,771)
Gain on sales of real estate	—	(49,392)
Share-based compensation	5,209	3,946
Other	(1,106)	(1,603)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,862	(4,029)
Decrease in lease incentives and prepaid expenses and other assets, net	7,510	8,389
Increase in accounts payable, accrued expenses and other liabilities	692	4,022
(Decrease) increase in rents received in advance and security deposits	(1,924)	2,005
Net cash provided by operating activities	$164,825	$140,913
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$167,820	$12,337
Restricted cash at beginning of period	1,604	4,172
Cash and cash equivalents and restricted cash at beginning of period	$169,424	$16,509

Cash and cash equivalents at end of period	$100,443	$14,273
Restricted cash at end of period	2,160	2,039
Cash and cash equivalents and restricted cash at end of period	$102,603	$16,312
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(15,180)	$(17,627)
Recognition of operating right-of-use assets and related lease liabilities	$2,055	$6,697
Recognition of finance right-of-use assets and related lease liabilities	$—	$434
Investment in unconsolidated real estate joint venture retained in property disposition	$—	$21,121
Increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$1,539	$3,209
Dividends/distributions payable	$33,908	$32,636
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$1,866	$1,302
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(816)	$(1,293)
Reclassification of redeemable noncontrolling interests to equity	$—	$2,670

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of June 30, 2024, our Defense/IT Portfolio included:

>193 operating properties totaling 22.0 million square feet comprised of 16.3 million square feet in 163 office properties and 5.7 million square feet in 30 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>six properties under development (three office properties and three data center shells), including one partially-operational property, that will total approximately 959,000 square feet upon completion; and
>approximately 650 acres of land controlled that we believe could be developed into approximately 7.7 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of June 30, 2024.

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

Equity interests in CDPLP are in the form of common and preferred units. As of June 30, 2024, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

In March 2024, the FASB issued guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. This guidance is effective for us for annual and interim periods beginning after December 15, 2024. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. We do not expect the adoption of this guidance to affect our consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of June 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2024 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Interest rate derivatives	$—	$4,097	$—	$4,097
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$488,371	$482,964
Buildings and improvements	4,238,046	4,164,004
Less: Accumulated depreciation	(1,468,595)	(1,400,162)
Operating properties, net	$3,257,822	$3,246,806

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue	2024	2023	2024	2023
Fixed	$127,363	$118,461	$253,561	$234,500
Variable	38,256	35,221	77,491	69,742
	$165,619	$153,682	$331,052	$304,242

Lessee Arrangements

As of June 30, 2024, our balance sheet included $43.4 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2024	December 31, 2023
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$40,899	$41,296
Finance leases - Property	Prepaid expenses and other assets, net	2,528	2,565
Total right-of-use assets		$43,427	$43,861
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$33,818	$33,931
Finance leases - Property	Other liabilities	403	415
Total lease liabilities		$34,221	$34,346

As of June 30, 2024, our operating leases had a weighted average remaining lease term of 52 years and a weighted average discount rate of 7.36%, while our finance leases had a weighted average remaining lease term of nine years and a weighted average discount rate of 9.14%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2024	2023	2024	2023
Operating lease cost
Property leases - fixed	Property operating expenses	$1,899	$1,803	$3,758	$3,338
Property leases - variable	Property operating expenses	143	16	177	33
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	18	19	37	39
Interest on lease liabilities	Interest expense	10	10	19	23
		$2,070	$1,848	$3,991	$3,433

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,476	$2,806
Operating cash flows for financing leases	$19	$23
Financing cash flows for financing leases	$12	$9

Payments on property leases were due as follows (in thousands):

	June 30, 2024
Year Ending December 31,	Operating Leases	Finance Leases
2024 (1)	$3,462	$30
2025	2,528	63
2026	1,940	65
2027	1,955	67
2028	1,971	69
Thereafter	149,013	297
Total lease payments	160,869	591
Less: Amount representing interest	(127,051)	(188)
Lease liability	$33,818	$403
(1)Represents the six months ending December 31, 2024.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of June 30, 2024 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		June 30, 2024
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, Alabama	$733,349	$35,379	$73,340	$22,287
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	130,441	—	3,425	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	97,796	56,377	49,200	48,040
				$961,586	$91,756	$125,965	$70,327
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2024	December 31, 2023
Redshift JV LLC	1/10/2023	10%	3	$20,988	$21,053
BREIT COPT DC JV LLC	6/20/2019	10%	9	10,031	10,629
Quark JV LLC	12/14/2022	10%	2	6,717	6,727
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,412	2,643
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(3,216)	(2,777)
			24	$36,932	$38,275
(1)Included $40.1 million and $41.1 million reported in “investment in unconsolidated real estate joint ventures” and $3.2 million and $2.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.8 million as of June 30, 2024 and December 31, 2023 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Notes receivable from the City of Huntsville	$79,968	$77,022
Other investing loan receivable	6,865	6,867
Amortized cost basis	86,833	83,889
Allowance for credit losses	(2,746)	(2,377)
Investing receivables, net	$84,087	$81,512

The balances above include accrued interest receivable, net of allowance for credit losses, of $2.7 million as of June 30, 2024 and $6.0 million as of December 31, 2023.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of June 30, 2024 carries a stated interest rate of 12.0% and matures in 2024.

The fair value of these receivables was approximately $87 million as of June 30, 2024 and $84 million as of December 31, 2023.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		June 30, 2024
	June 30, 2024	December 31, 2023
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed-rate mortgage debt	$37,645	$66,314	3.82%	June 2026
Variable-rate secured debt	32,683	32,894	SOFR + 0.10% + 1.45% to 1.55% (2)	2025-2026 (3)
Total mortgage and other secured debt	70,328	99,208
Revolving Credit Facility	75,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,462	124,291	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	398,151	397,608	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal (9)	336,682	335,802	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	397,715	397,471	2.00% (11)	January 2029
2.75%, $600,000 aggregate principal	591,768	591,212	2.75% (12)	April 2031
2.90%, $400,000 aggregate principal	395,477	395,265	2.90% (13)	December 2033
Unsecured note payable	342	430	0% (14)	May 2026
Total debt, net	$2,389,925	$2,416,287
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.6 million as of June 30, 2024 and $5.3 million as of December 31, 2023.
(2)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of June 30, 2024 was 2.44%; excluding the effect of these swaps, the weighted average interest rate on this debt as of June 30, 2024 was 6.94%.
(3)Most of this debt matures in 2025, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance for each extension period.
(4)The weighted average interest rate on the Revolving Credit Facility was 6.48% as of June 30, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 6.73% as of June 30, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.5 million as of June 30, 2024 and $1.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(9)As described further in our 2023 Annual Report on Form 10-K, these notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of June 30, 2024, the exchange rate of the notes equaled 33.3882 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.95 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $7.4 million as of June 30, 2024 and $8.1 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.6 million as of June 30, 2024 and $1.8 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $7.1 million as of June 30, 2024 and $7.6 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.7 million as of June 30, 2024 and $3.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $19,000 as of June 30, 2024 and $32,000 as of December 31, 2023.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of June 30, 2024 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) for the three and six months ended June 30, 2024 (in thousands):

	June 30, 2024
	Three Months Ended	Six Months Ended
Interest expense at stated interest rate	$4,528	$9,056
Interest expense associated with amortization of debt discount and issuance costs	387	769
Total	$4,915	$9,825

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2024, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	June 30, 2024
2024 (1)	$903
2025	23,717
2026	646,300
2027	—
2028	345,000
Thereafter	1,400,000
Total	$2,415,920	(2)
(1)Represents the six months ending December 31, 2024.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $26.0 million.

We capitalized interest costs of $643,000 in the three months ended June 30, 2024, $1.2 million in the three months ended June 30, 2023, $1.2 million in the six months ended June 30, 2024 and $2.0 million in the six months ended June 30, 2023.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,119,793	$1,910,936	$2,117,358	$1,876,611
Other fixed-rate debt	37,987	35,695	66,744	63,692
Variable-rate debt	232,145	232,090	232,185	232,270
	$2,389,925	$2,178,721	$2,416,287	$2,172,573

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2024	December 31, 2023
$10,520	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$595	$571
$22,325	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	743	1,084
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	2,072	681
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	687	222
						$4,097	$2,558
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$4,097	$2,558

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Interest rate derivatives	$910	$4,989	$3,891	$4,774	$1,172	$974	$2,352	$1,565

Based on the fair value of our derivatives as of June 30, 2024, we estimate that approximately $3.4 million of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2024, we were not in default with any of these provisions. As of June 30, 2024, we did not have any derivatives in liability positions.

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

	For the Six Months Ended June 30,
	2024	2023
Beginning balance	$23,580	$26,293
Distributions to noncontrolling interests	(939)	(1,377)
Net income attributable to noncontrolling interests	940	1,262
Adjustments for changes in fair value of interests	(816)	(1,293)
Reclassification of Stevens Investors, LLC interests to equity	—	(2,670)
Ending balance	$22,765	$22,215

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

11.    Equity

As of June 30, 2024, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.295 in the three months ended June 30, 2024, $0.285 in the three months ended June 30, 2023, $0.59 in the six months ended June 30, 2024 and $0.57 in the six months ended June 30, 2023.

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

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended June 30, 2024
Revenues from real estate operations	$77,715	$20,601	$16,447	$8,240	$17,017	$9,600	$149,620	$17,465	$167,085
Property operating expenses	(24,637)	(8,930)	(8,797)	(3,633)	(5,721)	(2,091)	(53,809)	(9,601)	(63,410)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,735	1,735	—	1,735
NOI from real estate operations	$53,078	$11,671	$7,650	$4,607	$11,296	$9,244	$97,546	$7,864	$105,410
Additions to long-lived assets	$7,720	$9,914	$—	$1,931	$352	$—	$19,917	$5,666	$25,583
Transfers from non-operating properties	$665	$2	$—	$40	$1,389	$410	$2,506	$1,734	$4,240
Three Months Ended June 30, 2023
Revenues from real estate operations	$72,176	$19,841	$17,595	$8,118	$12,978	$6,287	$136,995	$17,958	$154,953
Property operating expenses	(24,188)	(7,683)	(9,951)	(3,516)	(4,750)	(743)	(50,831)	(10,769)	(61,600)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,671	1,671	—	1,671
NOI from real estate operations	$47,988	$12,158	$7,644	$4,602	$8,228	$7,215	$87,835	$7,189	$95,024
Additions to long-lived assets	$23,646	$7,957	$—	$309	$2,179	$—	$34,091	$4,716	$38,807
Transfers from non-operating properties	$4,628	$249	$17	$—	$3,935	$1,937	$10,766	$14	$10,780
Six Months Ended June 30, 2024
Revenues from real estate operations	$155,783	$42,027	$32,858	$16,466	$33,825	$18,057	$299,016	$34,732	$333,748
Property operating expenses	(52,527)	(18,192)	(17,485)	(7,259)	(11,513)	(3,034)	(110,010)	(20,146)	(130,156)
UJV NOI allocable to COPT Defense	—	—	—	—	—	3,475	3,475	—	3,475
NOI from real estate operations	$103,256	$23,835	$15,373	$9,207	$22,312	$18,498	$192,481	$14,586	$207,067
Additions to long-lived assets	$34,060	$14,405	$—	$2,529	$1,024	$—	$52,018	$10,456	$62,474
Transfers from non-operating properties	$2,240	$995	$9	$40	$34,273	$3,485	$41,042	$1,743	$42,785
Segment assets at June 30, 2024	$1,449,787	$493,281	$185,595	$160,195	$580,886	$432,774	$3,302,518	$315,401	$3,617,919
Six Months Ended June 30, 2023
Revenues from real estate operations	$141,953	$39,670	$33,200	$16,043	$26,392	$12,979	$270,237	$36,397	$306,634
Property operating expenses	(48,708)	(15,255)	(17,896)	(7,059)	(9,386)	(1,337)	(99,641)	(21,379)	(121,020)
UJV NOI allocable to COPT Defense	—	—	—	—	—	3,313	3,313	—	3,313
NOI from real estate operations	$93,245	$24,415	$15,304	$8,984	$17,006	$14,955	$173,909	$15,018	$188,927
Additions to long-lived assets	$35,781	$10,355	$62	$1,068	$8,773	$—	$56,039	$8,005	$64,044
Transfers from non-operating properties	$10,409	$487	$45	$2,650	$18,327	$5,248	$37,166	$27	$37,193
Segment assets at June 30, 2023	$1,403,113	$489,404	$191,742	$166,310	$477,334	$325,165	$3,053,068	$546,718	$3,599,786

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment revenues from real estate operations	$167,085	$154,953	$333,748	$306,634
Construction contract and other service revenues	20,258	14,243	46,861	30,063
Total revenues	$187,343	$169,196	$380,609	$336,697

The following table reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
UJV NOI allocable to COPT Defense	$1,735	$1,671	$3,475	$3,313
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense and interest expense	(1,709)	(1,559)	(3,380)	(3,263)
Add: Equity in loss of unconsolidated non-real estate entities	—	(1)	—	(3)
Equity in income of unconsolidated entities	$26	$111	$95	$47

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Construction contract and other service revenues	$20,258	$14,243	$46,861	$30,063
Construction contract and other service expenses	(19,612)	(13,555)	(45,619)	(28,756)
NOI from service operations	$646	$688	$1,242	$1,307

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NOI from real estate operations	$105,410	$95,024	$207,067	$188,927
NOI from service operations	646	688	1,242	1,307
Depreciation and other amortization associated with real estate operations	(38,161)	(37,600)	(76,512)	(74,595)
General, administrative, leasing and other expenses	(12,032)	(10,358)	(23,779)	(20,848)
Interest expense	(20,617)	(16,519)	(41,384)	(32,961)
Interest and other income, net	2,884	2,143	7,006	4,399
Gain on sales of real estate	—	14	—	49,392
Equity in income of unconsolidated entities	26	111	95	47
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(1,735)	(1,671)	(3,475)	(3,313)
Income tax expense	(14)	(190)	(182)	(315)
Net income	$36,407	$31,642	$70,078	$112,040

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2024	June 30, 2023
Segment assets	$3,617,919	$3,599,786
Operating properties lease liabilities included in segment assets	34,221	34,349
Non-operating property assets	278,172	403,969
Other assets	289,026	208,242
Total consolidated assets	$4,219,338	$4,246,346

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Construction contract revenue:
Guaranteed maximum price	$8,452	$2,001	$22,092	$8,744
Firm fixed price	10,285	9,403	21,185	15,282
Cost-plus fee	1,220	2,558	2,706	5,267
Other	301	281	878	770
	$20,258	$14,243	$46,861	$30,063

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Beginning balance	$10,500	$7,618
Ending balance	$5,766	$8,127

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Beginning balance	$15,086	$22,331
Ending balance	$22,924	$20,494

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Beginning balance	$4,176	$2,867
Ending balance	$2,512	$3,028
Portion of beginning balance recognized in revenue during:
Three months ended June 30,	$624	$23
Six months ended June 30,	$2,111	$100

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2024 that will be recognized as revenue in future periods was $31.5 million, all of which we expect to recognize in the six months ending December 31, 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of June 30, 2024 and December 31, 2023. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the periods reported herein.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the six months ended June 30, 2024 and 2023 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2023	$2,377	$666	$153	$3,196
Credit loss expense (3)	369	76	13	458
June 30, 2024	$2,746	$742	$166	$3,654

December 31, 2022	$2,794	$778	$268	$3,840
Credit loss expense (recoveries) (3)	456	(44)	(107)	305
Write-offs	—	(33)	—	(33)
June 30, 2023	$3,250	$701	$161	$4,112
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of June 30, 2024 and December 31, 2023 included $123,000 and $87,000, respectively, in the line entitled “accounts receivable, net” and $43,000 and $66,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2024 (in thousands):

	Origination Year
	2019 and Earlier	2020	2021	2022	2023	2024	Total
Investing receivables:
Credit risk classification:
Investment grade	$67,581	$2,592	$9,522	$—	$273	$—	$79,968
Non-investment grade	—	—	—	6,865	—	—	6,865
Total	$67,581	$2,592	$9,522	$6,865	$273	$—	$86,833

Tenant notes receivable:
Credit risk classification:
Investment grade	$615	$73	$—	$—	$—	$—	$688
Non-investment grade	130	1,370	—	—	—	467	1,967
Total	$745	$1,443	$—	$—	$—	$467	$2,655

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$4,798	$—	$—	$—	$965	$5,763

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2024.

An insignificant portion of the tenant notes receivable set forth above was past due, which we define as being delinquent by more than three months from the due date.

Tenant notes receivable on nonaccrual status as of June 30, 2024 and December 31, 2023 were not significant. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the six months ended June 30, 2024 and 2023.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plans for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	353,455	$25.82
Granted	159,152	$24.58
Forfeited	(17,127)	$25.88
Vested	(146,146)	$25.80
Unvested as of June 30, 2024	349,334	$25.26

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.6 million for the six months ended June 30, 2024.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the six months ended June 30, 2024:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	194,415	$25.76
Granted	127,795	$24.57
Vested	(93,577)	$25.63
Unvested as of June 30, 2024	228,633	$25.15

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

The aggregate intrinsic value of TB-PIUs that vested was $2.3 million for the six months ended June 30, 2024.

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

Deferred Share Awards

During the six months ended June 30, 2024, non-employee Trustees were granted 8,796 deferred share awards with an aggregate grant date fair value of $217,000 ($24.66 per award). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$35,114	$30,287	$67,723	$109,066
Income attributable to share-based compensation awards for basic EPS	(114)	(115)	(259)	(413)
Numerator for basic EPS on net income attributable to common shareholders	35,000	30,172	67,464	108,653
Redeemable noncontrolling interests	—	(51)	—	(115)
Adjustment to income attributable to share-based compensation awards for diluted EPS	22	17	44	64
Numerator for diluted EPS on net income attributable to common shareholders	$35,022	$30,138	$67,508	$108,602

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,293	112,188	112,261	112,157
Dilutive effect of redeemable noncontrolling interests	—	62	—	77
Dilutive effect of share-based compensation awards	492	426	501	418
Denominator for diluted EPS (common shares)	112,785	112,676	112,762	112,652

Basic EPS attributable to common shareholders	$0.31	$0.27	$0.60	$0.97
Diluted EPS attributable to common shareholders	$0.31	$0.27	$0.60	$0.96

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Conversion of common units	1,703	1,514	1,664	1,502
Conversion of redeemable noncontrolling interests	926	934	937	953

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards for the three months ended June 30, 2024 and 2023 of 435,000 and 412,000, respectively, and for the six months ended June 30, 2024 and 2023 of 432,000 and 405,000, respectively;
>weighted average TB-PIUs for the three months ended June 30, 2024 and 2023 of 229,000 and 170,000, respectively, and for the six months ended June 30, 2024 and 2023 of 218,000 and 176,000, respectively; and
>weighted average vested PIUs for the three months ended June 30, 2024 and 2023 of 223,000 and 170,000, respectively, and for the six months ended June 30, 2024 and 2023 of 206,000 and 137,000, respectively.

Our 5.25% Notes have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three months ended June 30, 2024 was less than the exchange price applicable to that period.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2024, management believes that it is reasonably possible that we could recognize a loss of up to $4.7 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $27 million as of June 30, 2024. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2024, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2024, we:

>finished the period with our portfolio 93.6% occupied and 94.9% leased;
>achieved a tenant retention rate of 82.9%, which was driven by strong leasing demand for space in our Defense/IT Portfolio; and
>acquired a 202,000 square foot operating office property in Columbia, Maryland that was 56% leased for a purchase price of $15.0 million.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	June 30, 2024	December 31, 2023
Occupancy rates at period end
Total	93.6%	94.2%
Defense/IT Portfolio:
Fort Meade/BW Corridor	95.2%	96.4%
NoVA Defense/IT	89.2%	88.9%
Lackland Air Force Base	100.0%	100.0%
Navy Support	84.5%	87.4%
Redstone Arsenal	96.8%	97.5%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.5%	96.2%
Other	73.4%	73.2%
Annualized rental revenue per occupied square foot at period end	$34.74	$34.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2023	23,859	22,470
Vacated upon lease expiration (1)	—	(284)
Occupancy for new leases	—	215
Development placed in service	73	73
Acquisition	202	112
Other changes	1	(3)
June 30, 2024	24,135	22,583
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2024, we leased 1.7 million square feet, including: 1.4 million square feet of renewal leasing (representing a tenant retention rate of 82.9%); 264,000 square feet of vacant space leasing; and 10,000 square feet of development leasing.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$36,407	$31,642	$70,078	$112,040
Construction contract and other service revenues	(20,258)	(14,243)	(46,861)	(30,063)
Depreciation and other amortization associated with real estate operations	38,161	37,600	76,512	74,595
Construction contract and other service expenses	19,612	13,555	45,619	28,756
General, administrative, leasing and other expenses	12,032	10,358	23,779	20,848
Interest expense	20,617	16,519	41,384	32,961
Interest and other income, net	(2,884)	(2,143)	(7,006)	(4,399)
Gain on sales of real estate	—	(14)	—	(49,392)
Equity in income of unconsolidated entities	(26)	(111)	(95)	(47)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	1,735	1,671	3,475	3,313
Income tax expense	14	190	182	315
NOI from real estate operations	$105,410	$95,024	$207,067	$188,927

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

>Same Property, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
>developed properties placed into service that were not 100% operational throughout the current and prior year reporting periods being compared;
>acquired property; and
>disposed properties.

Our Same Property pool consisted of 189 properties, comprising 92.1% of our portfolio’s square footage as of June 30, 2024. This pool of properties changed from the pool used for purposes of comparing 2023 and 2022 in our 2023 Annual Report on Form 10-K due to the addition of seven properties placed in service and 100% operational on or before January 1, 2023 and two properties owned through a UJV that was formed in 2022.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$167,085	$154,953	$12,132
Construction contract and other service revenues	20,258	14,243	6,015
Total revenues	187,343	169,196	18,147
Operating expenses
Property operating expenses	63,410	61,600	1,810
Depreciation and amortization associated with real estate operations	38,161	37,600	561
Construction contract and other service expenses	19,612	13,555	6,057
General, administrative, leasing and other expenses	12,032	10,358	1,674
Total operating expenses	133,215	123,113	10,102
Interest expense	(20,617)	(16,519)	(4,098)
Interest and other income, net	2,884	2,143	741
Gain on sales of real estate	—	14	(14)
Equity in income of unconsolidated entities	26	111	(85)
Income tax expense	(14)	(190)	176
Net income	$36,407	$31,642	$4,765

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$154,145	$150,177	$3,968
Lease termination revenue, net	881	1,059	(178)
Collectability recovery provisions included in lease revenue	9	168	(159)
Other property revenue	1,439	1,242	197
Same Property total revenues	156,474	152,646	3,828
Developed properties placed in service	7,621	312	7,309
Acquired property	972	—	972
Dispositions, net of retained interest in newly-formed UJVs	—	2	(2)
Other	2,018	1,993	25
	167,085	154,953	12,132
Property operating expenses
Same Property	(59,097)	(59,655)	558
Developed properties placed in service	(1,797)	(126)	(1,671)
Acquired property	(602)	—	(602)
Dispositions, net of retained interest in newly-formed UJVs	—	(2)	2
Other	(1,914)	(1,817)	(97)
	(63,410)	(61,600)	(1,810)

UJV NOI allocable to COPT Defense
Same Property	1,295	1,232	63
Retained interest in newly-formed UJVs	440	439	1
	1,735	1,671	64

NOI from real estate operations
Same Property	98,672	94,223	4,449
Developed properties placed in service	5,824	186	5,638
Acquired property	370	—	370
Dispositions, net of retained interest in newly-formed UJVs	440	439	1
Other	104	176	(72)
	$105,410	$95,024	$10,386

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$90,912	$87,211	$3,701
Other	7,760	7,012	748
	$98,672	$94,223	$4,449

Same Property rent statistics
Average occupancy rate	93.4%	92.9%	0.5%
Average straight-line rent per occupied square foot (1)	$6.89	$6.78	$0.11
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Property pool was due in large part to additional revenue in the current period resulting from increased occupancy and rental rates;
>developed properties placed in service reflects the effect of eight properties placed in service in 2023 and 2024;
>acquired property reflects the effect of one operating office property acquired in 2024; and
>dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023.

NOI from Service Operations

	For the Three Months Ended June 30,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$20,258	$14,243	$6,015
Construction contract and other service expenses	(19,612)	(13,555)	(6,057)
NOI from service operations	$646	$688	$(42)

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

Interest and Other Income, Net

Interest and other income, net increased due primarily to interest income earned from a portion of the net proceeds from the 5.25% Notes issuance being invested in short-term interest-bearing money market accounts.

Comparison of Statements of Operations for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended June 30,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$333,748	$306,634	$27,114
Construction contract and other service revenues	46,861	30,063	16,798
Total revenues	380,609	336,697	43,912
Operating expenses
Property operating expenses	130,156	121,020	9,136
Depreciation and amortization associated with real estate operations	76,512	74,595	1,917
Construction contract and other service expenses	45,619	28,756	16,863
General, administrative, leasing and other expenses	23,779	20,848	2,931
Total operating expenses	276,066	245,219	30,847
Interest expense	(41,384)	(32,961)	(8,423)
Interest and other income, net	7,006	4,399	2,607
Gain on sales of real estate	—	49,392	(49,392)
Equity in income of unconsolidated entities	95	47	48
Income tax expense	(182)	(315)	133
Net income	$70,078	$112,040	$(41,962)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery (loss) provisions	$310,051	$298,388	$11,663
Lease termination revenue, net	1,656	2,280	(624)
Collectability recovery (loss) provisions included in lease revenue	118	(1,000)	1,118
Other property revenue	2,641	2,327	314
Same Property total revenues	314,466	301,995	12,471
Developed properties placed in service	14,124	588	13,536
Acquired property	1,134	—	1,134
Dispositions, net of retained interest in newly-formed UJVs	—	401	(401)
Other	4,024	3,650	374
	333,748	306,634	27,114
Property operating expenses
Same Property	(122,987)	(117,526)	(5,461)
Developed properties placed in service	(2,768)	(218)	(2,550)
Acquired property	(693)	—	(693)
Dispositions, net of retained interest in newly-formed UJVs	5	(56)	61
Other	(3,713)	(3,220)	(493)
	(130,156)	(121,020)	(9,136)

UJV NOI allocable to CDP
Same Property	2,596	2,477	119
Retained interest in newly-formed UJVs	879	836	43
	3,475	3,313	162

NOI from real estate operations
Same Property	194,075	186,946	7,129
Developed properties placed in service	11,356	370	10,986
Acquired office properties	441	—	441
Dispositions, net of retained interest in newly-formed UJVs	884	1,181	(297)
Other	311	430	(119)
	$207,067	$188,927	$18,140

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$179,800	$172,358	$7,442
Other	14,275	14,588	(313)
	$194,075	$186,946	$7,129

Same Property rent statistics
Average occupancy rate	93.4%	92.7%	0.7%
Average straight-line rent per occupied square foot (1)	$13.75	$13.52	$0.23
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above, refer to our explanation for the three-month periods.

NOI from Service Operations

	For the Six Months Ended June 30,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$46,861	$30,063	$16,798
Construction contract and other service expenses	(45,619)	(28,756)	(16,863)
NOI from service operations	$1,242	$1,307	$(65)

Construction contract and other service revenue and expenses increased in the current period due primarily to a higher volume of construction activity for one of our tenants.

General, Administrative, Leasing and Other Expenses

General, administrative, leasing and other expenses increased due in large part to higher compensation-related expenses in the current period.

Interest Expense

Refer to our explanation for the three-month periods.

Interest and Other Income, Net

Refer to our explanation for the three-month periods.

Gain on Sales of Real Estate

The gain on sales of real estate recognized in the prior period was due to our sale of a 90% interest in three data center shell properties.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars and shares in thousands, except per share data)
Net income	$36,407	$31,642	$70,078	$112,040
Real estate-related depreciation and amortization	38,161	37,600	76,512	74,595
Gain on sales of real estate	—	(14)	—	(49,392)
Depreciation and amortization on UJVs allocable to COPT Defense	778	805	1,555	1,606
FFO	75,346	70,033	148,145	138,849
FFO allocable to other noncontrolling interests	(984)	(1,239)	(1,820)	(1,947)
Basic FFO allocable to share-based compensation awards	(599)	(480)	(1,186)	(946)
Basic FFO available to common share and common unit holders	73,763	68,314	145,139	135,956
Redeemable noncontrolling interests	471	(28)	940	(58)
Diluted FFO adjustments allocable to share-based compensation awards	46	37	94	76
Diluted FFO available to common share and common unit holders	74,280	68,323	146,173	135,974
Executive transition costs	81	248	158	248
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	(2)	(1)	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$74,360	$68,569	$146,330	$136,220

Weighted average common shares	112,293	112,188	112,261	112,157
Conversion of weighted average common units	1,703	1,514	1,664	1,502
Weighted average common shares/units - Basic FFO per share	113,996	113,702	113,925	113,659
Dilutive effect of share-based compensation awards	492	426	501	418
Redeemable noncontrolling interests	926	62	937	77
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,414	114,190	115,363	114,154

Diluted EPS	$0.31	$0.27	$0.60	$0.96
Diluted FFO per share	$0.64	$0.60	$1.27	$1.19
Diluted FFO per share, as adjusted for comparability	$0.64	$0.60	$1.27	$1.19

Denominator for diluted EPS	112,785	112,676	112,762	112,652
Weighted average common units	1,703	1,514	1,664	1,502
Redeemable noncontrolling interests	926	—	937	—
Denominator for diluted FFO per share and as adjusted for comparability	115,414	114,190	115,363	114,154

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2024 (in thousands):

Development	$60,502
Tenant improvements on operating properties (1)	21,340
Capital improvements on operating properties	10,658
Acquisition of operating properties (2)	7,962
$100,462
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.
(2)Excludes intangible assets associated with the acquisition.

Cash Flows

Net cash flow from operating activities increased $23.9 million when comparing the six months ended June 30, 2024 and 2023 due primarily to the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, which was partially offset by higher cash paid for interest expense due in large part to our 5.25% Notes issued in September 2023.

Net cash flow used in investing activities increased $115.8 million when comparing the six months ended June 30, 2024 and 2023 due primarily to proceeds from properties sold in the prior period (which included our sale of a 90% interest in three data center shells), which was partially offset by decreased cash paid for development of properties.

Net cash flow used in financing activities in the six months ended June 30, 2024 was $99.4 million, and included primarily the following:

>repayments of debt borrowings during the period of $29.1 million; and
>dividends to common shareholders of $65.3 million.

Net cash flow used in financing activities in the six months ended June 30, 2023 was $124.7 million, and included primarily the following:

>net repayments of debt borrowings during the period of $57.4 million, most of which resulted from the net paydown of our Revolving Credit Facility primarily using property sale proceeds; and
>dividends to common shareholders of $63.0 million.

Supplemental Guarantor Information

As of June 30, 2024, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $100.4 million in cash and cash equivalents. We were carrying a significant amount of cash and cash equivalents as of the end of the period due to our use of a portion of the net proceeds from our issuance of the 5.25% Notes to pre-fund future development investments, which resulted in a portion of the net proceeds being invested in short-term interest-bearing money market accounts pending such use.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of June 30, 2024.

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
>property development costs;
>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $55 million during the remainder of 2024);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2024 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2024, we expect to spend $110 million to $130 million on costs for properties actively under development, most of which was contractually obligated as of June 30, 2024, and had no debt balloon payments maturing. In addition, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties during the remainder of 2024. We expect to fund these costs using, in part, remaining cash flow from operations and any remaining excess available cash and cash equivalents, with the balance funded using borrowings under our Revolving Credit Facility, at least initially.

Beyond 2024, we expect to continue to actively develop properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, remaining cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2024, we were compliant with these covenants.

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

The following table sets forth as of June 30, 2024 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Fixed rate debt (1)	$633	$1,302	$436,140	$—	$345,000	$1,400,000	$2,183,075
Weighted average interest rate	3.22%	3.23%	2.38%	—%	5.25%	2.58%	2.96%
Variable rate debt (2)	$270	$22,415	$210,160	$—	$—	$—	$232,845
Weighted average interest rate (3)	6.93%	6.98%	6.65%	—%	—%	—%	6.68%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $26.0 million.
(2)As of June 30, 2024, maturities in 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of June 30, 2024 for variable-rate debt.

The fair value of our debt was $2.2 billion as of June 30, 2024.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $77 million as of June 30, 2024.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2024 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would not have changed in the six months ended June 30, 2024 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)    Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our trustees or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION
10.1	Second Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Current Report on Form 8-K dated May 14, 2024 and incorporated herein by reference).

10.2
Third Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Registration Statement on Form S-8 dated May 20, 2024 and incorporated herein by reference).

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

COPT DEFENSE PROPERTIES

Date:	August 1, 2024	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	August 1, 2024	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer