Form 10-Q
period 2024-09-30
COPT DEFENSE PROPERTIES
filed 2024-11-04
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of October 21, 2024, 112,693,206 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Properties, net:
Operating properties, net	$3,289,959	$3,246,806
Projects in development or held for future development	314,729	256,872
Total properties, net	3,604,688	3,503,678
Property - operating right-of-use assets	40,523	41,296
Cash and cash equivalents	34,478	167,820
Investment in unconsolidated real estate joint ventures	39,720	41,052
Accounts receivable, net	42,240	48,946
Deferred rent receivable	159,182	149,237
Lease incentives, net	63,034	61,331
Deferred leasing costs (net of accumulated amortization of $44,178 and $41,448, respectively)	71,815	70,057
Investing receivables (net of allowance for credit losses of $2,867 and $2,377, respectively)	83,536	81,512
Prepaid expenses and other assets, net	95,086	82,037
Total assets	$4,234,302	$4,246,966
Liabilities and equity
Liabilities:
Debt, net	$2,390,839	$2,416,287
Accounts payable and accrued expenses	134,112	133,315
Rents received in advance and security deposits	33,213	35,409
Dividends and distributions payable	33,915	32,644
Deferred revenue associated with operating leases	37,660	29,049
Property - operating lease liabilities	33,615	33,931
Other liabilities	15,917	18,996
Total liabilities	2,679,271	2,699,631
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	22,436	23,580
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,693,206 at September 30, 2024 and 112,555,352 at December 31, 2023)	1,127	1,126
Additional paid-in capital	2,493,340	2,489,989
Cumulative distributions in excess of net income	(1,005,260)	(1,009,318)
Accumulated other comprehensive income	58	2,115
Total shareholders’ equity	1,489,265	1,483,912
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	28,918	25,502
Other consolidated entities	14,412	14,341
Noncontrolling interests in subsidiaries	43,330	39,843
Total equity	1,532,595	1,523,755
Total liabilities, redeemable noncontrolling interests and equity	$4,234,302	$4,246,966

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Lease revenue	$170,549	$155,268	$501,601	$459,510
Other property revenue	2,014	1,339	4,710	3,731
Construction contract and other service revenues	16,662	11,949	63,523	42,012
Total revenues	189,225	168,556	569,834	505,253
Operating expenses
Property operating expenses	68,881	61,788	199,037	182,808
Depreciation and amortization associated with real estate operations	38,307	37,620	114,819	112,215
Construction contract and other service expenses	16,127	11,493	61,746	40,249
Impairment losses	—	252,797	—	252,797
General, administrative, leasing and other expenses	11,416	10,576	35,195	31,424
Total operating expenses	134,731	374,274	410,797	619,493
Interest expense	(20,376)	(17,798)	(61,760)	(50,759)
Interest and other income, net	3,324	2,529	10,330	6,928
Gain on sales of real estate	—	—	—	49,392
Income (loss) before equity in income (loss) of unconsolidated entities and income taxes	37,442	(220,987)	107,607	(108,679)
Equity in income (loss) of unconsolidated entities	85	(68)	180	(21)
Income tax expense	(130)	(152)	(312)	(467)
Net income (loss)	37,397	(221,207)	107,475	(109,167)
Net (income) loss attributable to noncontrolling interests:
Common units in CDPLP	(711)	3,691	(2,013)	1,882
Other consolidated entities	(601)	1,329	(1,654)	164
Net income (loss) attributable to common shareholders	$36,085	$(216,187)	$103,808	$(107,121)

Earnings per common share:
Net income (loss) attributable to common shareholders - basic	$0.32	$(1.94)	$0.92	$(0.96)
Net income (loss) attributable to common shareholders - diluted	$0.32	$(1.94)	$0.92	$(0.96)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$37,397	$(221,207)	$107,475	$(109,167)
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate derivatives	(2,582)	2,042	1,309	6,816
Reclassification adjustments on interest rate derivatives recognized in interest expense	(1,170)	(1,146)	(3,522)	(2,711)
Total other comprehensive (loss) income	(3,752)	896	(2,213)	4,105
Comprehensive income (loss)	33,645	(220,311)	105,262	(105,062)
Comprehensive (income) loss attributable to noncontrolling interests	(1,116)	4,994	(3,511)	1,964
Comprehensive income (loss) attributable to common shareholders	$32,529	$(215,317)	$101,751	$(103,098)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2023
Balance at June 30, 2023 (112,538,555 common shares outstanding)	$1,125	$2,486,996	$(762,617)	$5,224	$45,967	$1,776,695
Redemption of common units	—	—	—	—	(86)	(86)
Share-based compensation (9,291 shares issued, net of redemptions)	—	1,052	—	—	1,407	2,459
Redemption of vested equity awards	—	(48)	—	—	—	(48)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,324	—	—	(1,324)	—
Comprehensive (loss) income	—	—	(216,187)	870	(5,588)	(220,905)
Dividends	—	—	(32,081)	—	—	(32,081)
Distributions to owners of common units in CDPLP	—	—	—	—	(547)	(547)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	393	—	—	—	393
Balance at September 30, 2023 (112,547,846 common shares outstanding)	$1,125	$2,489,717	$(1,010,885)	$6,094	$39,822	$1,525,873

For the Three Months Ended September 30, 2024
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(142)	(142)
Share-based compensation (2,276 shares issued, net of redemptions)	—	1,012	—	—	1,729	2,741
Redemption of vested equity awards	—	(66)	—	—	—	(66)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,597	—	—	(1,597)	—
Comprehensive income (loss)	—	—	36,085	(3,556)	610	33,139
Dividends	—	—	(33,258)	—	—	(33,258)
Distributions to owners of common units in CDPLP	—	—	—	—	(645)	(645)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	328	—	—	—	328
Balance at September 30, 2024 (112,693,206 common shares outstanding)	$1,127	$2,493,340	$(1,005,260)	$58	$43,330	$1,532,595

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(540)	(540)
Share-based compensation (123,953 shares issued, net of redemptions)	1	3,092	—	—	3,543	6,636
Redemption of vested equity awards	—	(1,199)	—	—	—	(1,199)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	22	—	—	(22)	—
Comprehensive (loss) income	—	—	(107,121)	4,023	(3,820)	(106,918)
Dividends	—	—	(96,256)	—	—	(96,256)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,639)	(1,639)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(22)	(22)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,686	—	—	—	1,686
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at September 30, 2023 (112,547,846 common shares outstanding)	$1,125	$2,489,717	$(1,010,885)	$6,094	$39,822	$1,525,873

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(1,420)	(1,420)
Share-based compensation (97,854 shares issued, net of redemptions)	1	3,132	—	—	5,093	8,226
Redemption of vested equity awards	—	(1,194)	—	—	—	(1,194)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(269)	—	—	269	—
Comprehensive income (loss)	—	—	103,808	(2,057)	2,065	103,816
Dividends	—	—	(99,750)	—	—	(99,750)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,959)	(1,959)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	1,144	—	—	—	1,144
Balance at September 30, 2024 (112,693,206 common shares outstanding)	$1,127	$2,493,340	$(1,005,260)	$58	$43,330	$1,532,595

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Revenues from real estate operations received	$513,267	$476,679
Construction contract and other service revenues received	60,441	59,245
Property operating expenses paid	(196,123)	(183,061)
Construction contract and other service expenses paid	(54,728)	(51,220)
General, administrative, leasing and other expenses paid	(26,210)	(24,739)
Interest expense paid	(58,742)	(42,829)
Lease incentives paid	(13,893)	(21,072)
Sales-type lease costs paid	(1,680)	(7,236)
Interest and other income received	6,426	3,021
Other	1,119	848
Net cash provided by operating activities	229,877	209,636
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(32,244)	—
Properties in development or held for future development	(129,387)	(211,100)
Tenant improvements on operating properties	(36,698)	(57,020)
Other capital improvements on operating properties	(22,572)	(13,310)
Proceeds from sale of properties	—	189,506
Leasing costs paid	(10,743)	(10,698)
Other	2,524	775
Net cash used in investing activities	(229,120)	(101,847)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	291,000
Unsecured senior notes	—	336,375
Repayments of debt
Revolving Credit Facility	—	(427,000)
Scheduled principal amortization	(1,879)	(2,289)
Other debt repayments	(27,649)	(15,902)
Common share dividends paid	(98,581)	(95,095)
Other	(6,401)	(6,055)
Net cash (used in) provided by financing activities	(134,510)	81,034
Net (decrease) increase in cash and cash equivalents and restricted cash	(133,753)	188,823
Cash and cash equivalents and restricted cash
Beginning of period	169,424	16,509
End of period	$35,671	$205,332

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$107,475	$(109,167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	116,605	114,041
Impairment losses	—	252,797
Amortization of deferred financing costs and net debt discounts	5,106	3,889
Change in net deferred rent receivable and liability	(1,103)	(2,899)
Gain on sales of real estate	—	(49,392)
Share-based compensation	7,826	6,226
Other	(2,399)	(2,382)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,503	3,111
Increase in lease incentives and prepaid expenses and other assets, net	(14,279)	(3,199)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,339	(5,436)
(Decrease) increase in rents received in advance and security deposits	(2,196)	2,047
Net cash provided by operating activities	$229,877	$209,636
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$167,820	$12,337
Restricted cash at beginning of period	1,604	4,172
Cash and cash equivalents and restricted cash at beginning of period	$169,424	$16,509

Cash and cash equivalents at end of period	$34,478	$204,238
Restricted cash at end of period	1,193	1,094
Cash and cash equivalents and restricted cash at end of period	$35,671	$205,332
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(9,008)	$(18,931)
Recognition of operating right-of-use assets and related lease liabilities	$2,976	$6,714
Recognition of finance right-of-use assets and related lease liabilities	$—	$434
Investment in unconsolidated real estate joint venture retained in property disposition	$—	$21,121
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(2,213)	$4,105
Dividends/distributions payable	$33,915	$32,645
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$538	$—
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$269	$(22)
Decrease in redeemable noncontrolling interests and increase in equity to adjust for changes in fair value of redeemable noncontrolling interests	$(1,144)	$(1,686)
Reclassification of redeemable noncontrolling interests to equity	$—	$2,670

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of September 30, 2024, our Defense/IT Portfolio included:

>194 operating properties totaling 22.2 million square feet comprised of 16.5 million square feet in 164 office properties and 5.7 million square feet in 30 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>five properties under development (two office properties and three data center shells) that will total approximately 831,000 square feet upon completion; and
>approximately 1,020 acres of land controlled that we believe could be developed into approximately 11.0 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of September 30, 2024.

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

Equity interests in CDPLP are in the form of common and preferred units. As of September 30, 2024, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued guidance to improve reportable segment disclosure requirements. This guidance requires disclosure of incremental segment information on an annual and interim basis and is effective for us beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied retrospectively to all periods presented unless it is impracticable to do so. Upon application of this guidance, we expect to report certain additional segment disclosures, including information regarding our chief operating decision maker under the guidance and segment expenses, but otherwise do not expect it to affect our consolidated financial statements.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of September 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2024 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets: (1)
Interest rate derivatives	$—	$754	$—	$754
Liabilities: (2)
Interest rate derivatives	$—	$409	$—	$409
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$491,304	$482,964
Buildings and improvements	4,301,385	4,164,004
Less: Accumulated depreciation	(1,502,730)	(1,400,162)
Operating properties, net	$3,289,959	$3,246,806

In the nine months ended September 30, 2024, we acquired the following operating office properties:

>6841 Benjamin Franklin Drive, a 202,000 square foot property in Columbia, Maryland (included in the Fort Meade/BW Corridor sub-segment of our Defense/IT Portfolio reportable segment) that was 56% leased, for a purchase price of $15.0 million on March 15, 2024; and
>3900 Rogers Road, an 80,000 square foot property in San Antonio, Texas (included in the Lackland Air Force Base sub-segment of our Defense/IT Portfolio reportable segment) that was vacant on the acquisition date and subsequently leased in full, for a purchase price of $17.0 million on September 26, 2024.

The table below sets forth the allocation of the aggregate purchase price and transaction costs associated with these acquisitions (in thousands):

Land, operating properties	$8,361
Building and improvements	16,635
Intangible assets on real estate acquisitions	7,248
Total acquisition cost	$32,244

Intangible assets recorded in connection with these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$3,752	12.4
In-place lease value	2,229	2.4
Above-market leases	1,267	2.4
	$7,248	7.6

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue	2024	2023	2024	2023
Fixed	$129,357	$120,408	$382,918	$354,908
Variable	41,192	34,860	118,683	104,602
	$170,549	$155,268	$501,601	$459,510

Lessee Arrangements

As of September 30, 2024, our balance sheet included $43.0 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2024	December 31, 2023
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$40,523	$41,296
Finance leases - Property	Prepaid expenses and other assets, net	2,510	2,565
Total right-of-use assets		$43,033	$43,861
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$33,615	$33,931
Finance leases - Property	Other liabilities	397	415
Total lease liabilities		$34,012	$34,346

As of September 30, 2024, our operating leases had a weighted average remaining lease term of 53 years and a weighted average discount rate of 7.36%, while our finance leases had a weighted average remaining lease term of eight years and a weighted average discount rate of 9.14%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2024	2023	2024	2023
Operating lease cost
Property leases - fixed	Property operating expenses	$1,929	$1,808	$5,687	$5,146
Property leases - variable	Property operating expenses	42	17	219	50
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	19	18	56	57
Interest on lease liabilities	Interest expense	9	10	28	33
		$1,999	$1,853	$5,990	$5,286

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,232	$4,432
Operating cash flows for financing leases	$28	$33
Financing cash flows for financing leases	$18	$14

Payments on property leases were due as follows (in thousands):

	September 30, 2024
Year Ending December 31,	Operating Leases	Finance Leases
2024 (1)	$1,746	$15
2025	2,589	63
2026	2,001	65
2027	2,016	67
2028	2,032	69
Thereafter	153,349	297
Total lease payments	163,733	576
Less: Amount representing interest	(130,118)	(179)
Lease liability	$33,615	$397
(1)Represents the three months ending December 31, 2024.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information as of September 30, 2024 pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		September 30, 2024
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, Alabama	$740,718	$35,023	$74,670	$22,227
Stevens Investors, LLC	8/11/2015	95%	Washington, D.C.	130,342	—	2,599	—
M Square Associates, LLC	6/26/2007	50%	College Park, Maryland	97,273	56,446	49,272	47,741
				$968,333	$91,469	$126,541	$69,968
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2024	December 31, 2023
Redshift JV LLC	1/10/2023	10%	3	$20,955	$21,053
BREIT COPT DC JV LLC	6/20/2019	10%	9	9,781	10,629
Quark JV LLC	12/14/2022	10%	2	6,711	6,727
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,273	2,643
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(3,370)	(2,777)
			24	$36,350	$38,275
(1)Included $39.7 million and $41.1 million reported in “investment in unconsolidated real estate joint ventures” and $3.4 million and $2.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.7 million as of September 30, 2024 and $6.8 million as of December 31, 2023 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Notes receivable from the City of Huntsville	$83,158	$77,022
Other investing loan receivable	3,245	6,867
Amortized cost basis	86,403	83,889
Allowance for credit losses	(2,867)	(2,377)
Investing receivables, net	$83,536	$81,512

The balances above include accrued interest receivable, net of allowance for credit losses, of $4.5 million as of September 30, 2024 and $6.0 million as of December 31, 2023.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of September 30, 2024 carries an effective interest rate of 14.0% and matures in 2025.

The fair value of these receivables was approximately $86 million as of September 30, 2024 and $84 million as of December 31, 2023.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		September 30, 2024
	September 30, 2024	December 31, 2023
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed-rate mortgage debt	$37,391	$66,314	3.82%	June 2026
Variable-rate secured debt	32,577	32,894	SOFR + 0.10% + 1.45% to 1.55% (2)	2025-2026 (3)
Total mortgage and other secured debt	69,968	99,208
Revolving Credit Facility	75,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,547	124,291	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	398,425	397,608	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal (9)	337,132	335,802	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	397,838	397,471	2.00% (11)	January 2029
2.75%, $600,000 aggregate principal	592,048	591,212	2.75% (12)	April 2031
2.90%, $400,000 aggregate principal	395,584	395,265	2.90% (13)	December 2033
Unsecured note payable	297	430	0% (14)	May 2026
Total debt, net	$2,390,839	$2,416,287
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.3 million as of September 30, 2024 and $5.3 million as of December 31, 2023.
(2)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of September 30, 2024 was 2.44%; excluding the effect of these swaps, the weighted average interest rate on this debt as of September 30, 2024 was 6.87%.
(3)Most of this debt matures in 2025, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance for each extension period.
(4)The weighted average interest rate on the Revolving Credit Facility was 6.35% as of September 30, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 6.60% as of September 30, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.3 million as of September 30, 2024 and $1.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(9)As described further in our 2023 Annual Report on Form 10-K, these notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of September 30, 2024, the exchange rate of the notes equaled 33.3882 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.95 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $7.0 million as of September 30, 2024 and $8.1 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.5 million as of September 30, 2024 and $1.8 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $6.9 million as of September 30, 2024 and $7.6 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.6 million as of September 30, 2024 and $3.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $14,000 as of September 30, 2024 and $32,000 as of December 31, 2023.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of September 30, 2024 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense at stated interest rate	$4,528	$956	$13,584	$956
Interest expense associated with amortization of debt discount and issuance costs	393	124	1,162	124
Total	$4,921	$1,080	$14,746	$1,080

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2024, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	September 30, 2024
2024 (1)	$455
2025	23,717
2026	646,300
2027	—
2028	345,000
Thereafter	1,400,000
Total	$2,415,472	(2)
(1)Represents the three months ending December 31, 2024.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $24.6 million.

We capitalized interest costs of $712,000 in the three months ended September 30, 2024, $1.5 million in the three months ended September 30, 2023, $1.9 million in the nine months ended September 30, 2024 and $3.5 million in the nine months ended September 30, 2023.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,121,027	$1,968,894	$2,117,358	$1,876,611
Other fixed-rate debt	37,688	35,959	66,744	63,692
Variable-rate debt	232,124	233,373	232,185	232,270
	$2,390,839	$2,238,226	$2,416,287	$2,172,573

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2024	December 31, 2023
$10,460	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$343	$571
$22,250	(2)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	411	1,084
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	(304)	681
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	(105)	222
						$345	$2,558
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$754	$2,558
Interest rate swaps designated as cash flow hedges	Other liabilities	$(409)	$—

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Interest rate derivatives	$(2,582)	$2,042	$1,309	$6,816	$1,170	$1,146	$3,522	$2,711

Based on the fair value of our derivatives as of September 30, 2024, we estimate that approximately $708,000 of gains will be reclassified from accumulated other comprehensive income (“ AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2024, we were not in default with any of these provisions. As of September 30, 2024, the fair value of interest rate derivatives in a liability position related to these agreements was $412,000, excluding the effects of accrued interest and credit valuation adjustments, and we had not posted any collateral related to these agreements.  If we breach any of these provisions, we could be required to settle our obligations under the agreements at their termination value, which was $185,000 as of September 30, 2024.

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

	For the Nine Months Ended September 30,
	2024	2023
Beginning balance	$23,580	$26,293
Distributions to noncontrolling interests	(1,446)	(1,971)
Net income attributable to noncontrolling interests	1,446	1,856
Adjustments for changes in fair value of interests	(1,144)	(1,686)
Reclassification of Stevens Investors, LLC interests to equity	—	(2,670)
Ending balance	$22,436	$21,822

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

11.    Equity

As of September 30, 2024, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.295 in the three months ended September 30, 2024, $0.285 in the three months ended September 30, 2023, $0.885 in the nine months ended September 30, 2024 and $0.855 in the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, a CDPLP limited partner converted 40,000 common units in CDPLP for an equal number of common shares.

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

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” (which were included in our data center shells sub-segment and totaled $36.4 million and $39.2 million as of September 30, 2024 and 2023, respectively). In the third quarter of 2024, we retrospectively changed our segment assets definition to include deficit investment balances in UJVs owning operating properties. Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended September 30, 2024
Revenues from real estate operations	$80,056	$22,083	$16,879	$8,068	$18,332	$9,029	$154,447	$18,116	$172,563
Property operating expenses	(27,929)	(9,252)	(9,160)	(4,084)	(6,463)	(1,554)	(58,442)	(10,439)	(68,881)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,844	1,844	—	1,844
NOI from real estate operations	$52,127	$12,831	$7,719	$3,984	$11,869	$9,319	$97,849	$7,677	$105,526
Additions to long-lived assets	$14,101	$5,357	$17,034	$3,520	$1,521	$—	$41,533	$4,040	$45,573
Transfers from non-operating properties	$418	$16	$—	$66	$25,846	$406	$26,752	$141	$26,893
Three Months Ended September 30, 2023
Revenues from real estate operations	$73,350	$20,333	$16,193	$8,190	$13,768	$6,811	$138,645	$17,962	$156,607
Property operating expenses	(25,216)	(7,900)	(8,567)	(3,933)	(4,948)	(678)	(51,242)	(10,546)	(61,788)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,675	1,675	—	1,675
NOI from real estate operations	$48,134	$12,433	$7,626	$4,257	$8,820	$7,808	$89,078	$7,416	$96,494
Additions to long-lived assets	$7,057	$4,639	$—	$1,201	$8,566	$—	$21,463	$4,567	$26,030
Transfers from non-operating properties	$983	$95	$51	$1	$63,025	$58,405	$122,560	$102	$122,662
Nine Months Ended September 30, 2024
Revenues from real estate operations	$235,839	$64,110	$49,737	$24,534	$52,157	$27,086	$453,463	$52,848	$506,311
Property operating expenses	(80,456)	(27,444)	(26,645)	(11,343)	(17,976)	(4,588)	(168,452)	(30,585)	(199,037)
UJV NOI allocable to COPT Defense	—	—	—	—	—	5,319	5,319	—	5,319
NOI from real estate operations	$155,383	$36,666	$23,092	$13,191	$34,181	$27,817	$290,330	$22,263	$312,593
Additions to long-lived assets	$48,161	$19,762	$17,034	$6,049	$2,545	$—	$93,551	$14,496	$108,047
Transfers from non-operating properties	$2,658	$1,011	$9	$106	$60,119	$3,891	$67,794	$1,884	$69,678
Segment assets at September 30, 2024	$1,447,217	$492,912	$200,968	$161,007	$602,573	$427,972	$3,332,649	$314,806	$3,647,455
Nine Months Ended September 30, 2023
Revenues from real estate operations	$215,303	$60,003	$49,393	$24,233	$40,160	$19,790	$408,882	$54,359	$463,241
Property operating expenses	(73,924)	(23,155)	(26,463)	(10,992)	(14,334)	(2,015)	(150,883)	(31,925)	(182,808)
UJV NOI allocable to COPT Defense	—	—	—	—	—	4,988	4,988	—	4,988
NOI from real estate operations	$141,379	$36,848	$22,930	$13,241	$25,826	$22,763	$262,987	$22,434	$285,421
Additions to long-lived assets	$42,838	$14,994	$62	$2,269	$17,339	$—	$77,502	$12,572	$90,074
Transfers from non-operating properties	$11,392	$582	$96	$2,651	$81,352	$63,653	$159,726	$129	$159,855
Segment assets at September 30, 2023	$1,397,107	$486,561	$190,344	$163,630	$548,201	$380,366	$3,166,209	$310,828	$3,477,037

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Segment revenues from real estate operations	$172,563	$156,607	$506,311	$463,241
Construction contract and other service revenues	16,662	11,949	63,523	42,012
Total revenues	$189,225	$168,556	$569,834	$505,253

The following table reconciles UJV NOI allocable to COPT Defense to equity in income (loss) of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
UJV NOI allocable to COPT Defense	$1,844	$1,675	$5,319	$4,988
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense and interest expense	(1,759)	(1,743)	(5,139)	(5,006)
Add: Equity in loss of unconsolidated non-real estate entities	—	—	—	(3)
Equity in income (loss) of unconsolidated entities	$85	$(68)	$180	$(21)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Construction contract and other service revenues	$16,662	$11,949	$63,523	$42,012
Construction contract and other service expenses	(16,127)	(11,493)	(61,746)	(40,249)
NOI from service operations	$535	$456	$1,777	$1,763

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income (loss) as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NOI from real estate operations	$105,526	$96,494	$312,593	$285,421
NOI from service operations	535	456	1,777	1,763
Depreciation and other amortization associated with real estate operations	(38,307)	(37,620)	(114,819)	(112,215)
Impairment losses	—	(252,797)	—	(252,797)
General, administrative, leasing and other expenses	(11,416)	(10,576)	(35,195)	(31,424)
Interest expense	(20,376)	(17,798)	(61,760)	(50,759)
Interest and other income, net	3,324	2,529	10,330	6,928
Gain on sales of real estate	—	—	—	49,392
Equity in income (loss) of unconsolidated entities	85	(68)	180	(21)
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	(1,844)	(1,675)	(5,319)	(4,988)
Income tax expense	(130)	(152)	(312)	(467)
Net income (loss)	$37,397	$(221,207)	$107,475	$(109,167)

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2024	September 30, 2023
Segment assets	$3,647,455	$3,477,037
Operating properties lease liabilities included in segment assets	34,012	33,360
Investment in UJV deficit balance included in segment assets	3,370	2,327
Non-operating property assets	314,729	324,168
Other assets	234,736	402,365
Total consolidated assets	$4,234,302	$4,239,257

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate and equity in income (loss) of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative, leasing and other expenses, interest and other income, net, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Construction contract revenue:
Firm fixed price	$8,158	$6,616	$29,343	$21,898
Guaranteed maximum price	6,318	2,817	28,410	11,561
Cost-plus fee	1,868	2,205	4,574	7,472
Other	318	311	1,196	1,081
	$16,662	$11,949	$63,523	$42,012

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Beginning balance	$10,500	$7,618
Ending balance	$3,836	$5,367

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Beginning balance	$15,086	$22,331
Ending balance	$22,540	$8,356

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Beginning balance	$4,176	$2,867
Ending balance	$2,536	$3,938
Portion of beginning balance recognized in revenue during:
Three months ended September 30,	$87	$64
Nine months ended September 30,	$2,198	$164

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2024 that will be recognized as revenue in future periods was $22.7 million, most of which we expect to recognize in the three months ending December 31, 2024.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2024 and December 31, 2023. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the periods reported herein.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2023	$2,377	$666	$153	$3,196
Net credit loss expense (recoveries) (3)	490	57	(51)	496
September 30, 2024	$2,867	$723	$102	$3,692

December 31, 2022	$2,794	$778	$268	$3,840
Net credit loss expense (recoveries) (3)	829	(64)	(88)	677
Write-offs	—	(33)	—	(33)
September 30, 2023	$3,623	$681	$180	$4,484
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2024 and December 31, 2023 included $46,000 and $87,000, respectively, in the line entitled “accounts receivable, net” and $56,000 and $66,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2024 (in thousands):

	Origination Year
	2019 and Earlier	2020	2021	2022	2023	2024	Total
Investing receivables:
Credit risk classification:
Investment grade	$69,247	$2,656	$10,623	$—	$632	$—	$83,158
Non-investment grade	—	—	—	3,245	—	—	3,245
Total	$69,247	$2,656	$10,623	$3,245	$632	$—	$86,403

Tenant notes receivable:
Credit risk classification:
Investment grade	$591	$51	$—	$—	$—	$—	$642
Non-investment grade	110	1,333	—	—	—	446	1,889
Total	$701	$1,384	$—	$—	$—	$446	$2,531

Sales-type lease receivables:
Credit risk classification:
Investment grade	$—	$4,644	$—	$—	$—	$965	$5,609

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2024.

An insignificant portion of the tenant notes receivable set forth above was past due, which we define as being delinquent by more than three months from the due date.

Tenant notes receivable on nonaccrual status as of September 30, 2024 and December 31, 2023 were not significant. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the nine months ended September 30, 2024 and 2023.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	353,455	$25.82
Granted	167,502	$24.84
Forfeited	(20,980)	$25.77
Vested	(152,642)	$25.82
Unvested as of September 30, 2024	347,335	$25.35

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.7 million for the nine months ended September 30, 2024.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the nine months ended September 30, 2024:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	194,415	$25.76
Granted	127,795	$24.57
Vested	(93,577)	$25.63
Unvested as of September 30, 2024	228,633	$25.15

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

The aggregate intrinsic value of TB-PIUs that vested was $2.3 million for the nine months ended September 30, 2024.

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

Deferred Share Awards

During the nine months ended September 30, 2024, non-employee Trustees were granted 8,796 deferred share awards with an aggregate grant date fair value of $217,000 ($24.66 per award). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee).

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income (loss) available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances.  Our computation of diluted EPS is similar except that:

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$36,085	$(216,187)	$103,808	$(107,121)
Income attributable to share-based compensation awards for basic EPS	(127)	(992)	(385)	(1,093)
Numerator for basic EPS on net income (loss) attributable to common shareholders	35,958	(217,179)	103,423	(108,214)
Adjustment to income attributable to share-based compensation awards for diluted EPS	23	—	66	—
Numerator for diluted EPS on net income (loss) attributable to common shareholders	$35,981	$(217,179)	$103,489	$(108,214)

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,314	112,196	112,279	112,170
Dilutive effect of share-based compensation awards	696	—	566	—
Denominator for diluted EPS (common shares)	113,010	112,196	112,845	112,170

Basic EPS attributable to common shareholders	$0.32	$(1.94)	$0.92	$(0.96)
Diluted EPS attributable to common shareholders	$0.32	$(1.94)	$0.92	$(0.96)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Conversion of common units	1,696	1,520	1,675	1,508
Conversion of redeemable noncontrolling interests	747	882	873	980

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards for the three months ended September 30, 2024 and 2023 of 436,000 and 423,000, respectively, and for the nine months ended September 30, 2024 and 2023 of 433,000 and 411,000, respectively;
>weighted average TB-PIUs for the three months ended September 30, 2024 and 2023 of 229,000 and 171,000, respectively, and for the nine months ended September 30, 2024 and 2023 of 221,000 and 174,000, respectively;

>weighted average vested PIUs for the three months ended September 30, 2024 and 2023 of 223,000 and 170,000, respectively, and for the nine months ended September 30, 2024 and 2023 of 212,000 and 148,000, respectively; and
>weighted average PB-PIUs for the three months ended September 30, 2024 and 2023 of 718,000 and 608,000, respectively, and for the nine months ended September 30, 2024 and 2023 of 740,000 and 636,000, respectively.

Our 5.25% Notes have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three and nine months ended September 30, 2024 and 2023 was less than the exchange price applicable to that period.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2024, management believes that it is reasonably possible that we could recognize a loss of up to $4.8 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $25 million as of September 30, 2024. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2024, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2024, we:

>finished the period with our portfolio 93.1% occupied and 94.8% leased;
>achieved a tenant retention rate of 84.3%, which was driven by strong leasing demand for space in our Defense/IT Portfolio; and
>expanded our Defense/IT Portfolio by acquiring:
>6841 Benjamin Franklin Drive, a 202,000 square foot property in Columbia, Maryland that was 56% leased, for a purchase price of $15.0 million on March 15, 2024;
>3900 Rogers Road, an 80,000 square foot property in San Antonio, Texas that was vacant on the acquisition date and subsequently leased in full, for a purchase price of $17.0 million on September 26, 2024; and
>365 acres of land near Des Moines, Iowa for $32.0 million on September 27, 2024 that we believe could be developed into approximately 3.3 million square feet of data center shell space.

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

We refer to the measures “annualized rental revenue,” “tenant retention rate,” “investment space leasing” and “vacant space leasing” in this Quarterly Report on Form 10-Q. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of annualized rental revenue excludes the effect of lease incentives. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period; we include the effect of early renewals in this measure. Investment space leasing represents vacant space leased within two years of the shell completion date for development properties or the acquisition date for operating property acquisitions. Vacant space leasing represents our vacated second-generation space leased and vacant space leased in development properties and operating property acquisitions after two years from such properties’ shell completion or acquisition date.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	September 30, 2024	December 31, 2023
Occupancy rates at period end
Total	93.1%	94.2%
Defense/IT Portfolio:
Fort Meade/BW Corridor	94.9%	96.4%
NoVA Defense/IT	90.5%	88.9%
Lackland Air Force Base	93.0%	100.0%
Navy Support	83.3%	87.4%
Redstone Arsenal	94.7%	97.5%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.0%	96.2%
Other	73.4%	73.2%
Annualized rental revenue per occupied square foot at period end	$35.37	$34.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2023	23,859	22,470
Vacated upon lease expiration (1)	—	(429)
Occupancy for new leases	—	376
Development placed in service	174	100
Acquisition	282	112
Other changes	1	(3)
September 30, 2024	24,316	22,626
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2024, we leased 2.5 million square feet, including: 2.1 million square feet of renewal leasing (representing a tenant retention rate of 84.3%); 387,000 square feet of vacant space leasing; and 90,000 square feet of investment space leasing.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure, which includes: real estate revenues and property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). The table below reconciles net income (loss), the most directly comparable GAAP measure, to NOI from real estate operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$37,397	$(221,207)	$107,475	$(109,167)
Construction contract and other service revenues	(16,662)	(11,949)	(63,523)	(42,012)
Depreciation and other amortization associated with real estate operations	38,307	37,620	114,819	112,215
Construction contract and other service expenses	16,127	11,493	61,746	40,249
Impairment losses	—	252,797	—	252,797
General, administrative, leasing and other expenses	11,416	10,576	35,195	31,424
Interest expense	20,376	17,798	61,760	50,759
Interest and other income, net	(3,324)	(2,529)	(10,330)	(6,928)
Gain on sales of real estate	—	—	—	(49,392)
Equity in (income) loss of unconsolidated entities	(85)	68	(180)	21
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	1,844	1,675	5,319	4,988
Income tax expense	130	152	312	467
NOI from real estate operations	$105,526	$96,494	$312,593	$285,421

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
>acquired properties; and
>disposed properties.

Our Same Property pool consisted of 189 properties, comprising 91.4% of our portfolio’s square footage as of September 30, 2024. This pool of properties changed from the pool used for purposes of comparing 2023 and 2022 in our 2023 Annual Report on Form 10-K due to the addition of seven properties placed in service and 100% operational on or before January 1, 2023 and two properties owned through a UJV that was formed in 2022.

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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income (loss) reported on the consolidated statements of operations is provided in Note 12 to our consolidated financial statements.

Comparison of Statements of Operations for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$172,563	$156,607	$15,956
Construction contract and other service revenues	16,662	11,949	4,713
Total revenues	189,225	168,556	20,669
Operating expenses
Property operating expenses	68,881	61,788	7,093
Depreciation and amortization associated with real estate operations	38,307	37,620	687
Construction contract and other service expenses	16,127	11,493	4,634
Impairment losses	—	252,797	(252,797)
General, administrative, leasing and other expenses	11,416	10,576	840
Total operating expenses	134,731	374,274	(239,543)
Interest expense	(20,376)	(17,798)	(2,578)
Interest and other income, net	3,324	2,529	795
Equity in income (loss) of unconsolidated entities	85	(68)	153
Income tax expense	(130)	(152)	22
Net income (loss)	$37,397	$(221,207)	$258,604

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$159,088	$151,546	$7,542
Lease termination revenue, net	931	748	183
Collectability loss provisions included in lease revenue	(25)	(13)	(12)
Other property revenue	1,987	1,308	679
Same Property total revenues	161,981	153,589	8,392
Developed properties placed in service	7,586	1,008	6,578
Acquired properties	953	—	953
Dispositions, net of retained interest in newly-formed UJVs	(4)	—	(4)
Other	2,047	2,010	37
	172,563	156,607	15,956
Property operating expenses
Same Property	(64,735)	(59,786)	(4,949)
Developed properties placed in service	(1,726)	(176)	(1,550)
Acquired properties	(501)	—	(501)
Dispositions, net of retained interest in newly-formed UJVs	(36)	(1)	(35)
Other	(1,883)	(1,825)	(58)
	(68,881)	(61,788)	(7,093)

UJV NOI allocable to COPT Defense
Same Property	1,405	1,236	169
Retained interest in newly-formed UJVs	439	439	—
	1,844	1,675	169

NOI from real estate operations
Same Property	98,651	95,039	3,612
Developed properties placed in service	5,860	832	5,028
Acquired properties	452	—	452
Dispositions, net of retained interest in newly-formed UJVs	399	438	(39)
Other	164	185	(21)
	$105,526	$96,494	$9,032

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$91,138	$87,809	$3,329
Other	7,513	7,230	283
	$98,651	$95,039	$3,612

Same Property rent statistics
Average occupancy rate	93.6%	93.5%	0.1%
Average straight-line rent per occupied square foot (1)	$6.95	$6.81	$0.14
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Property pool was due in large part to additional revenue in the current period resulting from increased rental and occupancy rates;
>developed properties placed in service reflects the effect of eight properties placed in service in 2023 and 2024;
>acquired properties includes two operating office properties acquired in 2024; and
>dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023.

NOI from Service Operations

	For the Three Months Ended September 30,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$16,662	$11,949	$4,713
Construction contract and other service expenses	(16,127)	(11,493)	(4,634)
NOI from service operations	$535	$456	$79

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

Comparison of Statements of Operations for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$506,311	$463,241	$43,070
Construction contract and other service revenues	63,523	42,012	21,511
Total revenues	569,834	505,253	64,581
Operating expenses
Property operating expenses	199,037	182,808	16,229
Depreciation and amortization associated with real estate operations	114,819	112,215	2,604
Construction contract and other service expenses	61,746	40,249	21,497
Impairment losses	—	252,797	(252,797)
General, administrative, leasing and other expenses	35,195	31,424	3,771
Total operating expenses	410,797	619,493	(208,696)
Interest expense	(61,760)	(50,759)	(11,001)
Interest and other income, net	10,330	6,928	3,402
Gain on sales of real estate	—	49,392	(49,392)
Equity in income (loss) of unconsolidated entities	180	(21)	201
Income tax expense	(312)	(467)	155
Net income (loss)	$107,475	$(109,167)	$216,642

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery (loss) provisions	$469,139	$449,934	$19,205
Lease termination revenue, net	2,587	3,028	(441)
Collectability recovery (loss) provisions included in lease revenue	93	(1,013)	1,106
Other property revenue	4,628	3,635	993
Same Property total revenues	476,447	455,584	20,863
Developed properties placed in service	21,710	1,596	20,114
Acquired properties	2,087	—	2,087
Dispositions, net of retained interest in newly-formed UJVs	(4)	401	(405)
Other	6,071	5,660	411
	506,311	463,241	43,070
Property operating expenses
Same Property	(187,722)	(177,312)	(10,410)
Developed properties placed in service	(4,494)	(394)	(4,100)
Acquired properties	(1,194)	—	(1,194)
Dispositions, net of retained interest in newly-formed UJVs	(31)	(57)	26
Other	(5,596)	(5,045)	(551)
	(199,037)	(182,808)	(16,229)

UJV NOI allocable to CDP
Same Property	4,001	3,713	288
Retained interest in newly-formed UJVs	1,318	1,275	43
	5,319	4,988	331

NOI from real estate operations
Same Property	292,726	281,985	10,741
Developed properties placed in service	17,216	1,202	16,014
Acquired properties	893	—	893
Dispositions, net of retained interest in newly-formed UJVs	1,283	1,619	(336)
Other	475	615	(140)
	$312,593	$285,421	$27,172

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$270,938	$260,167	$10,771
Other	21,788	21,818	(30)
	$292,726	$281,985	$10,741

Same Property rent statistics
Average occupancy rate	93.5%	93.0%	0.5%
Average straight-line rent per occupied square foot (1)	$20.70	$20.33	$0.37
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above, refer to our explanation for the three-month periods.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$63,523	$42,012	$21,511
Construction contract and other service expenses	(61,746)	(40,249)	(21,497)
NOI from service operations	$1,777	$1,763	$14

Construction contract and other service revenue and expenses increased in the current period due primarily to a higher volume of construction activity for one of our tenants.

Impairment Losses

Refer to our explanation for the three-month periods.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs (for acquisitions classified as business combinations); gain or loss on early extinguishment of debt; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished, via conveyance of such properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; and executive transition costs associated with named executive officers. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income or loss is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$37,397	$(221,207)	$107,475	$(109,167)
Real estate-related depreciation and amortization	38,307	37,620	114,819	112,215
Impairment losses on real estate	—	252,797	—	252,797
Gain on sales of real estate	—	—	—	(49,392)
Depreciation and amortization on UJVs allocable to COPT Defense	756	806	2,311	2,412
FFO	76,460	70,016	224,605	208,865
FFO allocable to other noncontrolling interests	(985)	(1,059)	(2,805)	(3,006)
Basic FFO allocable to share-based compensation awards	(617)	(481)	(1,803)	(1,427)
Basic FFO available to common share and common unit holders	74,858	68,476	219,997	204,432
Redeemable noncontrolling interests	—	—	1,446	(58)
Diluted FFO adjustments allocable to share-based compensation awards	47	36	141	112
Diluted FFO available to common share and common unit holders	74,905	68,512	221,584	204,486
Executive transition costs	69	82	227	330
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(1)	(1)	(3)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$74,974	$68,593	$221,810	$204,813

Weighted average common shares	112,314	112,196	112,279	112,170
Conversion of weighted average common units	1,696	1,520	1,675	1,508
Weighted average common shares/units - Basic FFO per share	114,010	113,716	113,954	113,678
Dilutive effect of share-based compensation awards	696	429	566	422
Redeemable noncontrolling interests	—	—	873	51
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	114,706	114,145	115,393	114,151

Diluted EPS	$0.32	$(1.94)	$0.92	$(0.96)
Diluted FFO per share	$0.65	$0.60	$1.92	$1.79
Diluted FFO per share, as adjusted for comparability	$0.65	$0.60	$1.92	$1.79

Denominator for diluted EPS	113,010	112,196	112,845	112,170
Weighted average common units	1,696	1,520	1,675	1,508
Redeemable noncontrolling interests	—	—	873	51
Dilutive effect of additional share-based compensation awards	—	429	—	422
Denominator for diluted FFO per share and as adjusted for comparability	114,706	114,145	115,393	114,151

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2024 (in thousands):

Development	$123,867
Tenant improvements on operating properties (1)	37,478
Capital improvements on operating properties	17,352
Acquisition of operating properties (2)	24,996
$203,693
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.
(2)Excludes intangible assets associated with the acquisition.

Cash Flows

Net cash flow from operating activities increased $20.2 million when comparing the nine months ended September 30, 2024 and 2023 due primarily to the effects of increased cash flow from real estate operations resulting from the growth of our operating portfolio, which was partially offset by higher cash paid for interest expense due in large part to our 5.25% Notes issued in September 2023.

Net cash flow used in investing activities increased $127.3 million when comparing the nine months ended September 30, 2024 and 2023 due primarily to proceeds from properties sold in the prior period (which included our sale of a 90% interest in three data center shells), which was partially offset by decreased cash paid for properties in development or held for future development.

Net cash flow used in financing activities in the nine months ended September 30, 2024 was $134.5 million, and included primarily the following:

>repayments of debt borrowings during the period of $29.5 million; and
>dividends to common shareholders of $98.6 million.

Net cash flow provided by financing activities in the nine months ended September 30, 2023 was $81.0 million, and included primarily the following:

>net proceeds of debt borrowings during the period of $182.2 million, which included the net effect of our issuance of the 5.25% Notes and a net paydown of borrowings under our Revolving Credit Facility using proceeds from the notes issuance and from property sales; and
>dividends to common shareholders of $95.1 million.

Supplemental Guarantor Information

As of September 30, 2024, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of September 30, 2024, we had $34.5 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of September 30, 2024.

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
>property development costs;
>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $35 million during the remainder of 2024);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2024 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2024, we expect to spend $55 million to $65 million on costs for properties actively under development, most of which was contractually obligated as of September 30, 2024, and had no debt balloon payments maturing. In addition, we expect to continue to actively develop additional properties. We expect to fund these costs using, in part, available cash flow from operations and any excess available cash and cash equivalents, with the balance funded using borrowings under our Revolving Credit Facility, at least initially.

Beyond 2024, we expect to continue to actively develop properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded primarily using borrowings under our Revolving Credit Facility, at least initially.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2024, we were compliant with these covenants.

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

The following table sets forth as of September 30, 2024 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Fixed rate debt (1)	$320	$1,302	$436,140	$—	$345,000	$1,400,000	$2,182,762
Weighted average interest rate	3.22%	3.23%	2.38%	—%	5.25%	2.58%	2.96%
Variable rate debt (2)	$135	$22,415	$210,160	$—	$—	$—	$232,710
Weighted average interest rate (3)	6.85%	6.90%	6.52%	—%	—%	—%	6.56%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $24.6 million.
(2)As of September 30, 2024, maturities in 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, both subject to certain conditions.
(3)The amounts reflected above used interest rates as of September 30, 2024 for variable-rate debt.

The fair value of our debt was $2.2 billion as of September 30, 2024.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $77 million as of September 30, 2024.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2024 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would not have changed in the nine months ended September 30, 2024 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended September 30, 2024, we issued 40,000 common shares in exchange for 40,000 CDPLP common units in accordance with CDPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our trustees or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 S-K under the Exchange Act).

Item 6.           Exhibits

(a)    Exhibits.

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

COPT DEFENSE PROPERTIES

Date:	November 4, 2024	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	November 4, 2024	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer