Form 10-K
period 2024-12-31
COPT DEFENSE PROPERTIES
filed 2025-02-21
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of COPT Defense Properties was approximately $2.4 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of June 28, 2024 and the number of outstanding shares as of June 30, 2024. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of COPT Defense Properties’ outstanding common shares, $0.01 par value. At February 5, 2025, 112,699,445 of COPT Defense Properties’ common shares were outstanding.

Portions of the proxy statement of COPT Defense Properties for its 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
Form 10-K

Forward-Looking Statements

This Form 10-K contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Additionally, documents we subsequently file with the Securities and Exchange Commission (“SEC”) and incorporated by reference will contain forward-looking statements.

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

PART I
Item 1. Business

General
COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of December 31, 2024, our Defense/IT Portfolio included:

>195 operating properties totaling 22.4 million square feet comprised of 16.5 million square feet in 164 office properties and 5.9 million square feet in 31 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>four properties under development (two office properties and two data center shells) that will total approximately 606,000 square feet upon completion; and
>approximately 1,020 acres of land controlled that we believe could be developed into approximately 11.0 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2024.

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

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2024, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after we file such material with the SEC. In addition, we have made available on our Internet website under the heading “Corporate Governance” the charters for our Board of Trustees’ Audit, Compensation, Investment and Nominating and Corporate Governance Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

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

Defense/IT Strategy: We focus on owning, operating and developing Defense/IT Portfolio properties, which as of December 31, 2024 accounted for 195 of our 203 properties, representing 90.3% of our annualized rental revenue (“ARR”), and we control developable land to accommodate future growth in this portfolio. The properties in this portfolio are adjacent to, or contain, their demand drivers, whose activities pertain more to knowledge and technology (i.e., research and development and other highly-technical defense and security areas) rather than to force structure (i.e., troops) and weapon system mass production. Demand drivers for our Defense/IT Portfolio include:

>high-priority facilities and missions of USG organizations and agencies supporting defense and national security activities, such as intelligence, surveillance, reconnaissance, missile defense, cybersecurity, space exploration, research and development and advanced weapons systems testing and engineering, in Maryland, Northern Virginia, Washington, DC, Huntsville, Alabama and San Antonio, Texas; and
>data center shells developed in response to demand driven by advancements in cloud computing and Artificial Intelligence. Our data center shells in operations or under development as of December 31, 2024 were located in Northern Virginia, one of the largest data center markets in the world due in large part to its central location along the United States’ Eastern Seaboard, robust fiber connectivity infrastructure and access to reliable and affordable utilities required to support operations.

Due to this business strategy, our Defense/IT Portfolio has certain distinguishing characteristics relative to typical commercial office properties, including:

>proximity to demand drivers, which is generally preferred, and often required, for tenants to execute their missions;
>demand that is driven by, and correlated with, national security spending for activities occurring in the properties’ respective demand drivers, which we believe supports higher tenant retention and less susceptibility to the effects of overall economic conditions than typical office properties;
>higher likelihood of significant tenant investments in properties for unique needs, such as Sensitive Compartmented Information Facility (“SCIF”), critical power supply, access control and operational redundancy, which we believe may make tenants unable, or less likely, to relocate;
>ability of many of the properties leased to the USG to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and
>higher preponderance of tenants who require their employees to work in the properties for security purposes, which we believe makes them less susceptible to remote work trends.

Our Defense/IT Portfolio’s data center shells are properties leased to tenants to be operated as data centers in which we provide tenants with only the land, core building and basic power, while the tenants fund the costs for the critical power, fiber connectivity and data center infrastructure.  We typically enter into long-term leases for these properties prior to commencing development, with triple-net structures, rent escalators and multiple extension options. Additionally, our tenants’ significant funding of the costs to fully power and equip these properties greatly enhances the value of these properties and creates high barriers to exit for such tenants.

We believe that our cross-discipline teams collectively complement our Defense/IT strategy due to:

>well-established relationships with the USG and its contractors, many of whom lease space in more than one of our properties, and in multiple geographic locations in some cases;
>extensive experience in developing:
>high quality office properties;
>secured, specialized space, with the ability to satisfy the USG’s unique needs (including SCIF, ATFP and access control requirements); and
>data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and
>depth of knowledge, specialized skills and credentialed personnel in operating and developing highly-specialized properties with complex space and security-oriented needs.

Other Office Properties: In addition to our Defense/IT Portfolio, we also owned eight other office properties located in the Greater Washington, DC/Baltimore region as of December 31, 2024, representing 9.7% of our ARR. We intend to sell our other office properties when we believe that market conditions and opportunities position us to be able to optimize our return on investment.

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

We aim to develop and operate our portfolio to create healthier work environments and reduce consumption of resources by: (1) developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program, targeting new office properties to meet LEED certification standards or, when not possible, striving to otherwise incorporate LEED criteria into property designs; (2) adopting select property operations practices from the Environmental Protection Agency’s Green Building standards and LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) guidelines for much of our portfolio, including cleaning, recycling, integrated pest management, energy reduction and landscaping practices; (3) investing in building automation systems and high-efficiency heating, ventilation and air conditioning systems and implementing resource conservation practices to reduce energy consumption; and (4) investing in water-saving features. We have participated in the annual Global Real Estate Sustainability Benchmark survey, which is widely recognized for measuring the environmental, social and governance (“ESG”) performance of real estate companies and funds, and earned an overall score of “Green Star” on the survey in each of the last 10 years, representing the highest quadrant of achievement.

Property Investment Strategy: We expand our portfolio of operating properties primarily through property development in support of our Defense/IT strategy, and we have significant land holdings adjacent to, or containing, demand drivers that we believe can further support that growth while serving as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment. While we typically prefer properties to be significantly leased prior to commencing development, we develop properties ahead of completed leasing in certain locations where we believe that consistent demand and high occupancy rates warrant building of inventory to accommodate future anticipated USG and contractor demand. To a lesser extent, we may also pursue growth through acquisitions, seeking to execute such transactions at attractive yields and below replacement cost.

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
>recycling proceeds from sales of interests in properties, including through joint venture structures for certain investments, to fund property investment activities and/or reduce overall debt;
>paying dividends at a level that is at least sufficient for us to maintain our REIT status; and
>continuously evaluating the ability of our capital resources to accommodate our plans for growth.

Industry Segments
As of December 31, 2024, our operations included the following reportable segments: Defense/IT Portfolio and Other. Our Defense/IT Portfolio segment included the following sub-segments:

>Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”);
>Northern Virginia Defense/IT Locations (“NoVA Defense/IT”);
>Lackland Air Force Base in San Antonio, Texas;
>locations serving the U.S. Navy (“Navy Support”). Properties in this sub-segment as of December 31, 2024 were proximate to the Washington Navy Yard in Washington, DC, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia;
>Redstone Arsenal in Huntsville, Alabama; and

>data center shells in Northern Virginia.

As of December 31, 2024: our Defense/IT Portfolio segment included 195 of our operating properties, representing 91.3% of our square feet in operations, and all of our properties under development were for this segment; and our Other segment included our remaining eight operating properties, representing 8.7% of our square feet in operations.

For information relating to our reportable segments, refer to Note 13 to our consolidated financial statements, which are included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Human Capital

Our Workforce: As of December 31, 2024, our workforce was comprised of 427 employees based in Maryland, where we are headquartered, Virginia, Washington, DC, Alabama and Texas. Our workforce has varying expertise, and includes:

>Building Technicians (175 employees), of which approximately 35% were of minority race. Building technicians are skilled trades professionals who perform mechanical and operating systems maintenance and otherwise service our properties; and
>Office Staff (252 employees), of which approximately 56% were female and approximately 30% of minority race, including:
>Operations Management (83 employees): Property managers and support staff who service our tenant customer needs.
>Asset Management and Leasing (11 employees): Customer-facing leaders who drive the financial performance of our assets.
>Development and Construction (31 employees): Project managers and support staff who drive our development pipeline and interior design.
>Finance and Accounting (70 employees): Professionals who manage our financial activities.
>Company Support Functions (46 employees): Includes Human Resources, Investor Relations, Legal, Marketing, Information Technology, Facility Security and Corporate Administrative Support.
>Senior Leadership (11 employees): Our business line and Company leaders, including our Named Executive Officers, who interface with our Board of Trustees and shareholders and manage our business strategy, functional activities, risk and overall success.

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

We believe in equal opportunity, engagement and ethics. All employees must adhere to our Code of Business Conduct and Ethics. We survey our workforce annually to measure employee engagement and identify opportunities for further improvement, which we believe has helped us to achieve annual “great workplace” honors for over a decade.

Compensation Program: Our compensation philosophy is driven by accountability, which results in a pay-for-performance structure. Our compensation program includes: base salary; an annual cash bonus program based on the achievement of individual, business unit and company objectives; health and wellbeing benefits; a retirement savings plan with a company match; financially-supported learning programs; and employee recognition programs. We also grant common equity to all new full-time employees and provide our senior management team and high performers with the ability to earn additional grants to align their interests with those of our shareholders and to incent retention.

Wellbeing and Safety: We view wellbeing as including four facets: Life, Mind, Body and Giving. We design programs to support each of these facets. We directly incent wellbeing engagement through a points-driven program each year. Employees who achieve a points threshold receive reductions in medical premiums or contributions to their health savings accounts. We believe this program enhances employee engagement and reduces medical costs.

Safety is a key part of our employee wellbeing. Recognizing this, we conduct job-tailored safety training on an ongoing basis. We also monitor our workers’ compensation claims to measure the effectiveness of our safety program.

Talent Development: We aim to attract, retain and develop our top talent throughout the employment cycle to enhance our present and future workforce. During 2024, our workforce size increased by approximately 4%, with 83 new hires and 66 departures, including 10 retirements, representing an attrition rate of approximately 15.5% total, or 13.1% without retirements.

We offer robust learning programs to all employees, including educational assistance for college-level and vocational degree programs. We cover employee expenses for licenses and certifications, management and leadership courses, key skills training and industry and professional conferences. Further, we offer Company-sponsored internship and mentorship programs to facilitate teaching and learning from others.

Community Engagement: We encourage employee engagement with our communities to enhance our citizenship and facilitate personal growth and wellbeing. We provide a platform for our employees to engage with our communities by contributing time, effort, money and expertise. This includes providing employees eight hours or more of paid time per year to engage in volunteer activities to serve our community directly in a company-organized team or individual format. Our employees select community non-profits for Corporate giving grants and for volunteer time contributions. We empower our employees to become involved and fuel our success in community partnerships.

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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2024 included in a separate section at the end of this report beginning on page F-1.

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

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States, real estate industry as a whole or local markets in which our properties are located, including the impact of high unemployment, inflation or deflation, constrained credit and shortages of goods or services. Such conditions could potentially be triggered by geopolitical or other world events. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or at all or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could disrupt the operations or profitability of our business or increase the level of risk that we may not be able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all, or to execute dispositions of our properties on a satisfactory time frame or on satisfactory terms, if at all.

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

We may be adversely affected by developments concerning our major tenants, including the USG and its contractors, or the defense installations or missions from which demand for our Defense/IT Portfolio’s properties is driven. As of December 31, 2024, our 10 largest tenants accounted for 63.8% of our total ARR, the three largest of these tenants accounted for 50.5%, and the USG, our largest tenant, accounted for 35.9%. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We further define ARR in Item 7 of this Annual Report on Form 10-K.

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

As of December 31, 2024, 90.3% of our ARR was from our Defense/IT Portfolio. A temporary or permanent reduction in government spending targeting the activities of the USG or its contractors in this portfolio’s demand drivers could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties whose demand rely on such activities. In addition, uncertainty regarding the potential for future government spending for such activities could also decrease or delay leasing activity from existing or new tenants engaged in these activities.

Our future ability to fuel growth through data center shell development may be adversely affected should we suffer a loss of future development opportunities with our data center shell customer or are unable to locate suitable developable land. Data center shells have been a growth driver for our Defense/IT Locations strategy. Since 2013, we have developed 31 data center shells in Northern Virginia totaling 5.9 million square feet for a Fortune 100 Company cloud computing customer, and we had an additional two under development totaling 418,000 square feet for that tenant as of December 31, 2024. Historically, these properties have also garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures at favorable profit margins, and to apply the proceeds towards other development opportunities. Our ability to continue to use data center shell development as a growth driver and possible future source of capital may be limited if our cloud computing customer no longer chooses to allocate development opportunities to us or if we are unable to acquire suitable land for development.

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

We may encounter a significant decline in the value of our real estate. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property or property type, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand for space, increases in interest rates and decreases in market rental rates and/or market values of real estate assets. If our real estate assets significantly decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us and our ability, or willingness, to execute plans to sell properties.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants; some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the acquisition of land and commercial properties with many entities, including other publicly-traded REITs and large private equity-backed entities and funds; competitors for such acquisitions may have substantially greater financial resources than ours, or may be willing to accept lower returns on their investments or incur higher leverage.

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

We may be unable to successfully execute our plans to develop additional properties. Although the majority of our investments are in operating properties, we also develop and redevelop properties, including some that are not fully pre-leased. When we develop or redevelop properties, we assume a number of risks, including, but not limited to, the risk of: actual costs exceeding our budgets; conditions or events occurring that delay or preclude our ability to complete the project as originally planned or at all; projected leasing not occurring as expected or at all, or occurring at lower than expected rental rates; and not being able to fund property development activities.

We may suffer adverse effects from acquisitions of commercial real estate properties. We may pursue acquisitions of existing commercial real estate properties as part of our property investment strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.

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

We may be subject to possible environmental liabilities. We are subject to various federal, state and local environmental laws, including air and water quality, hazardous or toxic substances and health and safety. These laws can impose liability on current and prior property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for, or even aware of, the release of the hazardous substances. Uninsured costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons. Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility; anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws.

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

We may be adversely affected by the impact of climate-related risks. We may be adversely affected by extreme weather events, such as heavy rainstorms, hurricanes, floods and tornadoes, which could result in significant property damage and make it more difficult for us to obtain affordable insurance coverage in the future. Longer term, we could also face the potential for more frequent or destructive severe weather events and shifts in temperature and precipitation amounts. Such events could adversely affect our properties in a number of ways, including, but not limited to: declining demand for space; our ability to operate them effectively and profitably; their valuations; and our ability to sell them or use them as collateral for future debt.

We may be adversely affected by legislation and regulatory changes relating to combating climate change. We may be adversely affected by legislation and regulatory changes aimed at combating climate change. For example, the State of Maryland enacted legislation that will subject our properties in the state (approximately half of our portfolio at year end) to future energy performance standards (with potential monetary penalties for failing to meet such standards), building code changes and other requirements. In order to meet these performance standards and other requirements, we expect that we will need to make additional investments in building systems for new and existing properties. Other jurisdictions in which our properties are located have also either enacted similar legislation or are considering doing so in the future. We believe that our future additional capital investments and potential fees and penalties resulting from the State of Maryland legislation, and other similar federal, state or local laws or regulations in the future, could potentially be substantial and may not be recoverable from our tenants. Other risks and uncertainties we may encounter as a result of such laws or regulations include, but are not limited to, limited availability of equipment, contractors and services required to complete the resulting capital improvements and potential future effects of increased electrification requirements, such as increased electricity rates and power grid constraints.

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

Attacks by terrorists or foreign nations or incidents related to social unrest may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas or near military installations. Attacks by terrorists or foreign nations, or incidents related to social unrest, could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack or incident, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future attacks or unrest, and fewer customers may choose to patronize businesses in these areas. This in turn may trigger a decrease in demand for space in these areas that could increase vacancies in our properties and adversely affect property rental rates and valuations.

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

Our business could be adversely affected by a negative audit by the USG. Agencies of the USG, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate parties that provide goods and services to the USG. These agencies review such parties’ performance under contracts, cost structure, internal controls systems and policies and compliance with applicable laws, regulations and standards. Any costs found to be misclassified may be subject to repayment. If an audit or investigation of us were to uncover improper activities associated with our activities for the USG, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Risks Associated with Financing and Other Capital-Related Matters

We are dependent on external sources of capital for growth. Because COPT Defense is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. This requirement may limit the extent to which we are able to fund our investment activities using retained cash flow from operations. Therefore, our ability to fund much of these activities is dependent on our ability to externally generate capital through issuances of new debt, common shares, preferred shares, common or preferred units in CDPLP or sales of interests in properties. These capital sources may not be available to us on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. As of December 31, 2024, we had $2.4 billion in debt with future maturities as set forth in Note 8 to our consolidated financial statements. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT Defense’s shareholders required to maintain COPT Defense’s qualification as a REIT. We are also subject to the risks that:

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

Virtually all of our unsecured debt is cross-defaulted, which means that failure to pay interest or principal on such debt above a threshold value will create a default on certain of our other debt.
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase.

Our operations likely will not generate enough cash flow to repay all of our debt without additional borrowings, equity issuances and/or sales of interests in properties. If we cannot refinance, extend the repayment date of, or otherwise raise funds required to repay debt by its maturity date, we would default on such debt.

Our organizational documents do not limit the amount of indebtedness that we may incur. Therefore, we may incur additional indebtedness and become more highly leveraged, which could harm our financial position.

A downgrade in our credit ratings would materially adversely affect our business and financial condition. Our Senior Notes are currently rated investment grade, with either stable or positive outlooks, by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of our common shares. In addition, since the variable interest rate spread and facility fees on certain of our debt, including our Revolving Credit Facility and a term loan facility, is determined based on our credit ratings, a downgrade in our credit ratings would increase the payments required on such debt.

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

>our ability to compete with other entities, including with other publicly-traded commercial REITs;
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

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of our debt may limit our ability to make some types of payments and distributions in the event of certain default situations. This may limit our ability to make some types of payments, including payments of distributions on common or preferred shares, unless we meet certain financial tests or such payments or distributions are required to maintain COPT Defense’s qualification as a REIT. Furthermore, any new common or preferred equity that we may issue in the future for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

We may experience significant losses and harm to our financial condition if financial institutions holding our cash and cash equivalents file for bankruptcy protection or otherwise failed. We believe that we maintain our cash and cash equivalents with high quality financial institutions. However, we may incur significant losses and harm to our financial condition in the future if we were holding large sums of cash in any of these financial institutions at a time when they filed for bankruptcy protection or otherwise failed.

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

Please refer to Item 1C, Cybersecurity, for disclosure regarding our cybersecurity risk management, strategy and governance.

We may be adversely affected by environmental, social and governance matters. Certain investors and other stakeholders focus on environmental, social and governance matters. If our perceived commitment to environmental, social and governance matters fails to meet the expectations of these investors and other stakeholders, it could adversely affect their willingness to invest in, or otherwise do business with, us.

We may suffer adverse effects from epidemics or pandemics. The occurrence of epidemics or pandemics may adversely affect us in many ways, including, but not limited to:

>disruption of our tenants’ operations, which could adversely affect their ability, or willingness, to sustain their businesses and/or fulfill their lease obligations;
>our ability to maintain occupancy in our properties and obtain new leases for unoccupied space at favorable terms or at all;
>shortages in supply of products or services from vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;
>access to debt and equity capital on attractive terms or at all. Severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund operations, refinance debt or fund planned investments on a timely basis, and may adversely affect the valuation of financial assets and liabilities; and
>our and our tenants’ ability to continue or complete planned development, including the potential for delays in the supply of materials or labor necessary for development.

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

We have certain provisions or statutes that may serve to delay or prevent a transaction or a change in control that would be advantageous to our shareholders from occurring. COPT Defense’s Declaration of Trust limits ownership of its common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. COPT Defense’s Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of our outstanding common and preferred shares. We refer to these restrictions as the “Ownership Limit.” COPT Defense’s Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. These restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

COPT Defense’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our shareholders. We believe that COPT Defense has qualified for taxation as a REIT for federal income tax purposes since 1992. We plan for COPT Defense to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that COPT Defense is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT Defense’s gross income must come from certain sources that are specified in the REIT tax laws. COPT Defense is also required to distribute to shareholders at least 90% of its annual taxable income. The fact that COPT Defense holds most of its assets through CDPLP and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize COPT Defense’s REIT status. Furthermore, Congress and the Internal Revenue Service could make changes to the tax laws and regulations and the courts could issue new rulings that make it more difficult or impossible for COPT Defense to remain qualified as a REIT.

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

We may be adversely impacted by changes in tax laws. At any time, U.S. federal tax laws or the administrative interpretations of those laws may change. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued. In addition, while REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation could result in REITs having fewer tax advantages, and therefore becoming a less attractive investment alternative. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our shareholders.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
(a)    As discussed in Item 1A, Risk Factors, we face risks associated with security breaches and other significant disruptions of our IT networks and related systems that are essential to our business operations. Due to our Defense/IT strategy and the nature of the customers and activities it serves, we may have a heightened likelihood of being targeted for cyber-attacks or -intrusions, including by governments, organizations or persons hostile to the USG.

Our cybersecurity risk management efforts are informed by a cyber risk assessment, a continuous evaluation of our risks and vulnerabilities and risk tolerances. Our processes for assessing, identifying and managing cybersecurity risks are led by our Vice President – Information Technology and Chief Information Officer (our “CIO”), a management-level position reporting directly to our Executive Vice President and Chief Financial Officer (our “CFO”). Our CIO, a Certified Information Systems Security Professional (“CISSP”) with over 20 years of information systems and information security leadership experience, leads our information technology team (“IT team”) members, many of whom have USG security clearances (including our CIO) and include one additional CISSP team member, in supporting our cybersecurity risk management efforts. This team’s efforts are further informed through their participation in external cybersecurity-related panels, industry presentations and advisory boards, tabletop exercises and information-sharing collaborations and partnerships.

Our IT team executes a series of preventive, detective and responsive measures aimed towards managing our cybersecurity risks, including the following:

>administering a series of processes and automated tools to monitor and alert for potentially malicious activities and vulnerabilities on our network, systems, applications and devices, with the ability to terminate processes and isolate potential vulnerabilities;
>employing tools and controls to support our efforts in identity and access management, device and user management, and authentication;
>ongoing cybersecurity maintenance activities, including scheduled maintenance time windows for comprehensive system updates to occur, with additional ad hoc updates, monitoring of all Company devices for timeliness of security updates and pushing time-sensitive updates to our system infrastructure and devices, as appropriate;
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

We engage consultants:

>on an ongoing basis for certain aspects of our IT team’s recurring monitoring and alert processes and round-the-clock support, as needed; and
>periodically to perform penetration testing and vulnerability scanning of our systems, websites and properties, run or support tabletop exercises and complete cyber risk-based assessments of us.

Organizationally, we aim to further support the forementioned measures through:

>purchase and contracting controls aimed at preventing our entry into purchases or service arrangements: with entities blocked or banned by OFAC or the Federal Trade Commission; or outside of manufacturer authorized distribution channels; and
>education of our employees, including cybersecurity-related training and periodic reminders regarding potential risks.

Our CIO routinely apprises our CFO regarding cyber risk management activities and provides updates and data, as needed, to our executive team to facilitate decisions regarding our cyber risk posture and related considerations regarding our enterprise risk management assessment. Our CIO and CFO provide to the Audit Committee of our Board of Trustees: quarterly updates on our cybersecurity risk management strategy and related activities; annual reviews of our cyber risk assessment; and other information as needed to facilitate the committee’s oversight of our cybersecurity risk. Two members of this committee possess technology and cybersecurity experience, which we believe brings valuable insight and perspective to our risk management strategy. Our CIO and CFO also provide an annual review of our cyber risk assessment to our full Board of Trustees.

While to date, we have not experienced cybersecurity events that were individually, or in the aggregate, material, we have developed a cyber-incident response playbook that sets forth our process for responding in the event of certain defined cyber incidents. Under our response protocols, following identification of such an incident, our CIO or other members of the IT team would notify our executive team, which then would notify the Chairman of our Board of Trustees and assemble an Incident Management Team, comprised of certain defined management team members and external consultants, who collectively would assess and monitor the situation and manage internal and external communications.

We also are subject to legal and regulatory requirements that affect our response to cybersecurity-risk management, including the Sarbanes-Oxley Act, state data breach notification requirements and certain requirements under our leases with tenants.

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2024 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Operational Square Feet	Occupancy (1)	ARR (2)	ARR per Occupied Square Foot (2)
Defense/IT Portfolio:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	34	4,286	99.4%	$181,841	$42.66
Howard County, MD	36	3,063	92.4%	85,630	$30.21
Other	23	1,725	95.0%	54,879	$33.35
Fort Meade/BW Corridor Subtotal / Average	93	9,074	96.2%	322,350	$36.88
NoVA Defense/IT	16	2,500	91.7%	89,553	$39.07
Lackland Air Force Base	9	1,143	93.0%	69,367	$60.70
Navy Support	22	1,271	82.6%	31,158	$29.66
Redstone Arsenal	24	2,475	94.5%	60,897	$25.89
Data Center Shells:
Consolidated Properties	7	1,633	100.0%	39,107	$23.95
Unconsolidated Joint Venture Properties	24	4,295	100.0%	7,853	$18.28
Defense/IT Portfolio Subtotal / Average	195	22,391	95.6%	620,285	$35.05
Other	8	2,146	72.8%	66,559	$38.74
Total Operating Properties / Average	203	24,537	93.6%	$686,844	$35.35
Total Consolidated Operating Properties				$678,991
(1)This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2024.
(2)Refer to definition provided in Item 7 of this Annual Report on Form 10-K.

The following table provides certain information about properties that were under, or contractually committed for, development as of December 31, 2024 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Fort Meade/BW Corridor:
400 National Business Parkway Annapolis Junction, MD	138	0%	2Q 26	$41,546	$23,554
Redstone Arsenal:
9700 Advanced Gateway Huntsville, AL	50	73%	1Q 26	7,121	3,917
Data Center Shells:
MP 3 Northern Virginia	225	100%	3Q 25	12,172	99,628
Southpoint Phase 2 Bldg B Northern Virginia	193	100%	4Q 25	6,602	58,398
Subtotal / Average	418	100%		18,774	158,026
Total Under Development	606	75%		$67,441	$185,497
(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about land that we owned or controlled as of December 31, 2024, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Portfolio land owned/controlled for future development:
Fort Meade/BW Corridor:
National Business Park (Annapolis Junction, MD)	144	1,483
Howard County, MD	19	290
Other	126	1,338
Total Fort Meade/BW Corridor	289	3,111
NoVA Defense/IT	29	1,171
Navy Support	38	64
Redstone Arsenal (1)	295	3,350
Data Center Shells (2)	365	3,300
Total Defense/IT Portfolio land owned/controlled for future development	1,016	10,996
Other land owned/controlled	53	1,538
Total Land Owned/Controlled	1,069	12,534
(1)This land is owned by the USG and is controlled under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Lease payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.
(2)Represents land acquired in September 2024.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2024 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”) (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	ARR of Expiring Leases (1)	Percentage of Total ARR Expiring (1)	Total ARR of Expiring Leases Per Occupied Square Foot (1)
2025	2,980	$131,582	19.2%	$44.12
2026	2,307	73,396	10.7%	$38.50
2027	2,060	63,147	9.2%	$36.40
2028	3,157	102,608	14.9%	$35.85
2029	3,218	74,826	10.9%	$32.13
2030	1,888	46,280	6.7%	$30.92
2031	1,063	19,179	2.8%	$28.47
2032	283	9,036	1.3%	$31.89
2033	661	26,558	3.9%	$40.19
2034	1,576	37,700	5.5%	$30.24
2035	1,271	42,142	6.1%	$33.15
2036	1,089	13,139	1.9%	$31.61
2037	102	9,768	1.4%	$94.77
2038	569	14,986	2.2%	$26.33
2039	483	10,706	1.6%	$22.16
2040	254	6,592	1.0%	$25.87
2041 (2)	—	4,936	0.7%	$—
2063 (2)	—	137	—%	$—
2072 (2)	—	126	—%	$—
Total	22,961	$686,844	100.0%	$35.35
(1)Refer to definition provided in Item 7 of this Annual Report on Form 10-K.
(2)Includes only ground leases.

With regard to the leases reported above as expiring in 2025, we believe that the weighted average ARR per occupied square foot for such leases as of December 31, 2024, on average, approximated current market rents for the related space, with specific results varying by market.

Item 3. Legal Proceedings

(a)    We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

(b)    None.

Item 4. Mine Safety Disclosures

Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Our common shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “CDP”. The number of holders of record of our common shares was 446 as of February 5, 2025. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2019 in our common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index and the Office Property Sector of the FTSE All Equity REITs Index of the National Association of Real Estate Investment Trusts (“Nareit”) (the “Office Sector Index”):

	Period Ended
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
COPT Defense Properties	$100	$93	$104	$100	$104	$131
S&P 500 Index	$100	$118	$152	$125	$158	$197
Office Sector Index	$100	$82	$100	$62	$63	$77

Shares Authorized for Issuance Under Equity Compensation Plans

For the information required by Item 5 (a) related to shares authorized for issuance under equity compensation plans, you should refer to our definitive proxy statement relating to the 2025 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

(b)    Not applicable

(c)    None.

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

Overview

In 2024, we:

>achieved year end occupancy of 93.6% for our total portfolio and 95.6% for our Defense/IT Portfolio;
>completed strong leasing in our operating portfolio, with our highest tenant retention rate in over 20 years and vacant space leased during the year exceeding space vacated upon lease expirations;
>placed into service space in three properties that were substantially leased and commenced development of two additional properties;
>acquired operating properties for the first time in nine years to add supply to highly-leased business parks;
>replenished our supply of land to support future data center shell development; and
>ended the year with no significant debt maturing until 2026 and most of our Revolving Credit Facility’s borrowing capacity available.

Our business is driven by our Defense/IT Portfolio segment, which as of year end represented 91.3% of our property square footage and 90.3% of our ARR. We believe that the critical nature of the activities served by this segment’s properties has helped fuel strong demand for space, enabling the segment to consistently achieve year end occupancy of at least 93% in recent years. In 2024, our Defense/IT Portfolio:

>increased its Same Property pool’s average occupancy from 95.0% in 2023 to 95.8% in 2024, ending the year 96.4% occupied;

>achieved a near-record tenant retention rate of 88.6%, with average increases in rent per renewed square foot of 1.0% for cash rents (with a compound annual growth rate of 2.8%) and 8.9% for straight-line rents; and
>leased 388,000 of its vacant space, which exceeded the expiring lease square footage that was vacated.

Demand for secure space was strong, which we believe was bolstered in part by the nation’s challenges associated with global conflicts and the continued need to boost cybersecurity capabilities, and enabled us to improve lease economics by increasing cash rental rates, with fewer rent concessions. We believe that this demand drove our strong retention rate for the properties in this segment, along with the following unique advantages associated with our Defense/IT strategy: proximity of the properties to the demand drivers they serve; prevalence of significant investments in high security improvements, which may make tenants unable, or less likely, to relocate; and the high level of technical proficiency and credentials of our operations team (many of whom are credentialed) charged with managing these spaces. Our Defense/IT Portfolio also benefited from continued defense budget appropriation increases, with bipartisan support in recent years. As global threats to our national security and that of our allies continue to evolve and, in some cases, escalate, we believe that defense spending for the critical missions that our portfolio supports, such as intelligence, surveillance and cyber, will continue to be considered vital for the foreseeable future.

Strong Defense/IT Portfolio demand coupled with limited vacancy drove our need to invest in additional space, which we addressed in 2024 by:

>acquiring vacant space in two operating properties, including:
>6841 Benjamin Franklin Drive, a 202,000 square foot property in Columbia, Maryland that was 56% leased, for a purchase price of $15.0 million on March 15, 2024; and
>3900 Rogers Road, an 80,000 square foot property in San Antonio, Texas that was vacant on the acquisition date and subsequently leased in full to the USG, for a purchase price of $17.0 million on September 26, 2024.
We believe that these acquisitions provided space that was needed to service existing demand and were completed at substantial discounts to replacement cost; and
>developing space in new properties, including:
>399,000 square feet placed in service during the year in three properties that were 83% leased as of year end in our Data Center Shells and Redstone Arsenal sub-segments; and
>606,000 square feet under development at year end in four properties that were 75% leased, including: two fully-leased data center shells scheduled to be placed in service in 2025; and one property each in Fort Meade/BW Corridor and Redstone Arsenal on which we commenced development in 2024 ahead of completed leasing to accommodate future anticipated USG and contractor demand; and
>acquiring 365 acres of land near Des Moines, Iowa for $32.0 million on September 27, 2024 that we believe could be developed into approximately 3.3 million square feet of data center shell space in the long term. We believe that significant demand for data center shells exists, fueled in large part by advancements in cloud computing and artificial intelligence, and Des Moines is one of the largest hyperscale data center markets in the United States.

We funded these property investments primarily using excess available cash flow from operations and cash and cash equivalents that we had remaining from our issuance of unsecured senior notes in 2023.

In 2024, our total portfolio also included eight office properties in our Other segment, which as of year end represented 8.7% of our property square footage and 9.7% of our ARR. These properties, which have experienced a challenging leasing environment for several years, had an average occupancy rate of 72.7% in 2024. We do not consider these properties to be strategic holdings since they do not align with our Defense/IT strategy. While we intend to sell them when market conditions and opportunities position us to optimize our return on investment, we did not initiate plans for sales in 2024 due in large part to the effects of increased interest rates and debt availability on potential buyers.

Our 2024 year end occupancy rate decreased (relative to 2023) from 94.2% to 93.6% for our total portfolio and from 96.2% to 95.6% for our Defense/IT Portfolio due primarily to the vacant space that we acquired and placed in service in 2024 to feed demand in highly-leased business parks. Conversely, the 2024 year end occupancy rate of our Same Property pool (which excludes the effect of properties acquired and placed in service) increased (relative to 2023) from 93.8% to 94.1% for our total portfolio and from 96.0% to 96.4% for the Defense/IT Portfolio component due to lease commencements on vacant space leasing and strong tenant retention (86.0% for the total portfolio and 88.6% for the Defense/IT Portfolio). As of December 31, 2024, we had scheduled lease expirations for 3.0 million square feet in 2025, representing 13.0% of our total occupied square feet and 19.2% of our total ARR, including:

>2.8 million square feet in our Defense/IT Portfolio segment, a high proportion of which we expect to renew due to the unique retention advantages associated with our Defense/IT strategy discussed above; and
>144,000 square feet in our Other segment, the renewal of which we believe was highly uncertain.

Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

As of December 31, 2024, we ended the year with:

>no significant debt maturing until 2026;
>$525.0 million in available borrowing capacity under our Revolving Credit Facility;
>no variable-rate debt exposure, including the effect of interest rate swaps;
>only 2.9% of our outstanding debt encumbered by properties; and
>the ability to fund the equity portion of our investing activities with cash flow from operations for the foreseeable future.

Economically, we believe that the:

>rate of cost increases that we observed or experienced in recent years subsided to a more normalized level, and therefore did not significantly affect us in 2024;
>lingering effects of instability in debt and equity markets also did not significantly affect us in 2024 since we had sufficient liquidity to fund our forecasted investing and financing activities through at least 2025 and virtually no variable-rate debt exposure. However, constraints in commercial debt availability and elevated interest rates were not conducive to proper valuations from potential buyers of properties in our Other segment. In early 2026, we have $400.0 million in unsecured senior notes with a stated interest rate of 2.25% maturing that we will need to repay; to the extent that we refinance this debt with new unsecured fixed-rate debt, we expect it would be at a higher interest rate; and
>continued prevalence of remote- and flexible-work arrangements that have adversely effected the United States office real estate industry in recent years has not significantly affected us due to our Defense/IT strategy, which results in a higher preponderance of tenants who require their employees to work in the properties for security purposes. However, the properties in our Other segment continued to experience a challenging lease environment.

For our 2024 results of operations:

>our diluted earnings per share increased from a loss of $(0.67) per share in 2023 to earnings of $1.23 per share in 2024, and our net income increased from a loss of $(74.3) million in 2023 to income of $143.9 million in 2024 due primarily to $252.8 million in impairment losses that we recognized in 2023 on six operating properties in our Other segment and a parcel of other land that we control;
>net operating income (“NOI”) from real estate operations, our segment performance measure, increased $34.9 million, or 9.1%, relative to 2023. This increase was driven primarily by a:
>$19.9 million increase from newly-developed properties placed in service; and
>$14.2 million increase from our Same Properties, which included the effect of increased rental and occupancy rates in our Defense/IT Portfolio; and
>diluted funds from operations per share, as adjusted for comparability increased 6.2% and the numerator for that measure increased $20.9 million, or 7.6%, relative to 2023 due primarily to increased NOI from real estate operations in 2024, offset in part by higher interest expense.

Additional disclosure comparing our 2024 and 2023 results of operations is provided below.

We discuss significant factors contributing to changes in our net income or loss between 2024 and 2023 in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

>how we expect to generate and obtain cash for short and long-term capital needs; and
>material cash requirements for known contractual and other obligations.

We refer to the measures “ARR”, “tenant retention rate”, “investment space leasing” and “vacant space leasing” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. ARR is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of ARR excludes the effect of lease incentives. We consider ARR to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. In instances in which we report ARR per occupied square foot, the measure excludes revenue from leases not associated with our buildings. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period, including the effect of early renewals. Investment space leasing represents vacant space leased within two years of the shell completion date for development properties or the acquisition date for operating property acquisitions. Vacant space leasing represents our vacated second-generation space leased and vacant space leased in development properties and operating property acquisitions after two years from such properties’ shell completion or acquisition date.

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

For operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures except for amounts reported for ARR, which represent the portion attributable to our ownership interest.

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

Assessment of Lease Term as Lessor

As discussed above, a significant portion of our portfolio is leased to the USG, and the majority of those leases provide for one-year terms, with a series of one-year renewal options (with defined rent escalations upon each renewal), and/or provide for early termination rights. Applicable accounting guidance requires us to recognize minimum rental payments on operating leases, net of rent abatements, on a straight-line basis over the term of each lease. We estimate a tenant’s lease term at the lease commencement date and do not subsequently reassess such term unless the lease is modified. When estimating a tenant’s lease term, we use judgment in contemplating the significance of: any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the tenant based on any existing contract, asset, entity or market-based factors associated with the lease. Factors we consider in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of tenant leasehold improvements or other assets whose value would be impaired by the tenant vacating or discontinuing use of the leased property. For most of our leases with the USG, our estimates of lease term conclude that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably certain as it relates to the expected lease end date. As a result, our recognition of minimum rents on these leases includes the effect of annual rent escalations over our estimate of the lease term (including on one-year renewal options) and our depreciation and amortization of costs incurred on these leases is recognized over the lease term. An over-estimate of the term of these leases by us could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases. We had no significant USG leases with lease terms determined to have been over-estimated during the reporting periods included herein.

Impairment of Long-Lived Assets

We assess the asset groups associated with each of our properties for indicators of impairment quarterly or when circumstances indicate that an asset group may be impaired. If our analyses indicate that the carrying values of certain properties’ asset groups may be impaired, we perform a recoverability analysis for such asset groups. If and when our plans change for a property, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of such property using holding periods that are consistent with our revised plans. In our accounting for impairment of long-lived assets, we estimate property fair values based on contract prices, indicative bids, discounted cash flow analyses or comparable sales analyses. We estimate cash flows used in performing impairment analyses based on our plans for the property and our views of market and economic conditions. Our estimates consider items such as current and future market rental and occupancy rates, estimated operating and capital expenditures, leasing commissions, absorption and hold periods and recent sales data for comparable properties. Most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Our determination of appropriate capitalization or discount rates for use in estimating property fair values also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality, location and other unique attributes of the property.

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

Historically, future market rental and occupancy rates and tenant improvement requirements have tended to be the most variable assumptions in our impairment analyses of properties to be held and used; while changes in these assumptions can significantly affect our estimates of property undiscounted future cash flows in our recoverability analyses, such changes historically have not usually resulted in impairment losses since the resulting recoverability analyses still have tended to exceed the carrying value of the property asset groups. Historically, our recognition of impairment losses has most often occurred due to changes in our estimates of future cash flows resulting from a change in our plans for a property, such as a decision by us to sell or shorten our expected holding period for a property or to not develop a property. Changes in the estimated future cash flows due to changes in our plans for a property or significant changes in our views regarding property market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses that could be substantial.

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties based on percentage of ARR:

	Percentage of ARR of Operating Properties for 20 Largest Tenants as of December 31,
Tenant (1)	2024	2023	2022
USG	35.9%	35.9%	35.5%
Fortune 100 Company	9.8%	8.7%	8.4%
General Dynamics Corporation	4.8%	5.0%	5.1%
Northrop Grumman Corporation	2.2%	2.3%	2.4%
The Boeing Company	2.1%	2.3%	2.4%
CACI International Inc	2.1%	2.3%	2.4%
Peraton Corp.	2.0%	2.0%	2.1%
Booz Allen Hamilton, Inc.	1.8%	1.8%	1.9%
Fortune 100 Company	1.7%	1.8%	1.9%
Morrison & Foerster, LLP	1.4%	1.5%	1.4%
CareFirst Inc.	1.4%	1.4%	1.5%
KBR, Inc.	1.1%	1.2%	1.2%
Amentum Holdings, LLC	1.1%	N/A	N/A
Yulista Holding, LLC	1.0%	1.1%	1.1%
AT&T Corporation	1.0%	1.0%	1.1%
Mantech International Corp.	1.0%	1.0%	1.0%
University System of Maryland	0.9%	0.9%	N/A
Wells Fargo & Company	0.9%	1.0%	1.1%
Lockheed Martin Corporation	0.8%	NA	N/A
Miles and Stockbridge, P.C.	0.8%	1.0%	1.1%
RTX Corporation	N/A	1.1%	1.1%
Jacobs Engineering Group Inc.	N/A	1.0%	1.0%
The MITRE Corporation	N/A	N/A	0.8%
Subtotal of 20 largest tenants	73.8%	74.3%	74.5%
All remaining tenants	26.2%	25.7%	25.5%
Total	100.0%	100.0%	100.0%
Total ARR	$686,844	$646,660	$609,700
(1)Includes affiliated organizations where applicable.

Concentration of Properties by Segment

The table below sets forth the segment allocation of our ARR (square feet in thousands):

	Percentage of ARR as of December 31,			Operational Square Feet as of December 31,
Region	2024	2023	2022	2024	2023	2022
Defense/IT Portfolio:
Fort Meade/BW Corridor	47.0%	47.7%	46.8%	9,074	8,880	8,695
NoVA Defense/IT	13.0%	12.8%	13.3%	2,500	2,501	2,499
Lackland Air Force Base	10.1%	9.5%	9.9%	1,143	1,062	1,060
Navy Support	4.5%	5.2%	5.4%	1,271	1,273	1,262
Redstone Arsenal	8.9%	8.8%	7.6%	2,475	2,300	2,070
Data Center Shells	6.8%	5.8%	6.7%	5,928	5,703	5,283
Total Defense/IT Portfolio	90.3%	89.8%	89.7%	22,391	21,719	20,869
Other	9.7%	10.2%	10.3%	2,146	2,140	2,137
	100.0%	100.0%	100.0%	24,537	23,859	23,006

Occupancy and Leasing

The tables below set forth occupancy information (excluding our Wholesale Data Center that we sold on January 25, 2022):

	December 31,
	2024	2023	2022
Occupancy rates at period end
Total	93.6%	94.2%	92.7%
Defense/IT Portfolio:
Fort Meade/BW Corridor	96.2%	96.4%	92.7%
NoVA Defense/IT	91.7%	88.9%	90.0%
Lackland Air Force Base	93.0%	100.0%	100.0%
Navy Support	82.6%	87.4%	89.8%
Redstone Arsenal	94.5%	97.5%	89.9%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Portfolio	95.6%	96.2%	94.1%
Other	72.8%	73.2%	78.8%
ARR per occupied square foot at year end	$35.35	$34.14	$33.16

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2023	23,859	22,470
Vacated upon lease expiration (1)	—	(506)
Occupancy for new leases	—	563
Development placed in service	399	325
Acquisitions	282	112
Other changes	(3)	(3)
December 31, 2024	24,537	22,961
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

With regard to changes in occupancy from December 31, 2023 to December 31, 2024:

>Lackland Air Force Base: Decreased due to the acquisition of 3900 Rogers Road, which was vacant at the time of acquisition and subsequently leased in full with occupancy commencing in 2025;
>Navy Support: Decreased due primarily to tenant space down-sizings at two of our properties. As of December 31, 2024 we had scheduled lease expirations in 2025 for 166,000 square feet, or 15.8%, of this sub-segment’s occupied square feet, most of which we expect to renew;
>Redstone Arsenal: Decreased due primarily to vacant space placed into service in a newly-developed property to accommodate future anticipated demand in a highly-leased business park; and
>Other: Decreased due to vacated space resulting from a 49.4% tenant retention rate, the effect of which outweighed lease commencements on vacant space leased. As of December 31, 2024 we had scheduled lease expirations in 2025 for 144,000 square feet, or 9.2%, of this sub-segment’s occupied square feet, the renewal of which we believed was uncertain.

In 2024, we leased 3.2 million square feet, including the following:

>2.6 million square feet in renewed leases, representing a tenant retention rate of 86.0%. Most of these lease renewals were for our Defense/IT Portfolio, which had a retention rate of 88.6%, while our Other segment had a retention rate of 49.4%. The cash rents for our renewals (totaling $35.26 per square foot) increased on average by approximately 0.6% and the straight-line rents (totaling $35.47 per square foot) increased on average by approximately 8.6% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 3.9 years, with average escalations per year of 2.4%, and the per annum average committed costs associated with completing the leasing was approximately $2.79 per square foot;
>500,000 square feet of vacant space leased, most of which for our Defense/IT Portfolio. The cash rents of this leasing totaled $35.23 per square foot and the straight-line rents totaled $36.26 per square foot; these leases had a weighted average lease term of approximately 7.7 years, with average escalations per year of 2.5%, and the per annum average committed costs associated with completing this leasing was approximately $11.60 per square foot; and
>124,000 square feet of investment space in our Defense/IT Portfolio, with weighted average lease terms of 8.2 years, including our leasing of 3900 Rogers Road subsequent to its acquisition.

Lease Expirations

The table below sets forth as of December 31, 2024 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with GAAP for our properties by segment/sub-segment in terms of percentage of ARR:

	Expiration of ARR of Operating Properties
	2025	2026	2027	2028	2029	Thereafter	Total
Defense/IT Portfolio:
Fort Meade/BW Corridor	10.1%	6.0%	5.5%	9.6%	4.4%	11.4%	47.0%
NoVA Defense/IT	0.3%	0.3%	0.9%	2.5%	3.7%	5.2%	13.0%
Lackland Air Force Base (1)	6.7%	1.9%	0.0%	0.0%	0.0%	1.5%	10.1%
Navy Support	0.6%	1.1%	1.4%	0.4%	0.4%	0.6%	4.5%
Redstone Arsenal	0.8%	0.4%	0.7%	0.2%	1.1%	5.8%	8.9%
Data Center Shells	0.0%	0.1%	0.1%	0.1%	0.3%	6.2%	6.8%
Other	0.6%	0.9%	0.6%	2.2%	1.0%	4.4%	9.7%
Total	19.2%	10.7%	9.2%	14.9%	10.9%	35.1%	100.0%
(1)Includes scheduled lease expirations in 2025 totaling $46.2 million in ARR on 703,000 square feet that we expect to renew.

The weighted average lease term as of December 31, 2024 was approximately five years. We believe that the weighted average ARR per occupied square foot for leases expiring in 2025, on average, approximated current market rents for the related space, with specific results varying by segment/sub-segment.

Results of Operations

For a discussion of our results of operations comparison for 2023 and 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 22, 2024.

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

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Net income (loss)	$143,942	$(74,347)
Construction contract and other service revenues	(75,550)	(60,179)
Depreciation and other amortization associated with real estate operations	153,640	148,950
Construction contract and other service expenses	73,265	57,416
Impairment losses	—	252,797
General, administrative, leasing and other expenses	47,038	42,769
Interest expense	82,151	71,142
Interest and other income, net	(12,661)	(12,587)
Gain on sales of real estate	—	(49,392)
Equity in (income) loss of unconsolidated entities	(397)	261
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	7,217	6,659
Income tax expense	288	588
NOI from real estate operations	$418,933	$384,077

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

>Same Property, which we define as properties stably owned and 100% operational throughout the two years being compared. For further discussion of the concept of “operational,” refer to the Properties section of Note 2 of the consolidated financial statements;
>developed properties placed into service that were not 100% operational throughout the two years being compared;

>acquired properties; and
>disposed properties.

Our Same Property pool consisted of 189 properties, comprising 90.6% of our portfolio’s square footage as of December 31, 2024. This pool of properties changed from the pool used for purposes of comparing 2023 and 2022 in our 2023 Annual Report on Form 10-K due to the addition of seven properties placed in service and 100% operational on or before January 1, 2023 and two properties owned through a UJV that was formed in 2022.

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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to income (loss) from continuing operations reported on the consolidated statements of operations is provided in Note 13 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2024 and 2023

	For the Years Ended December 31,
	2024	2023	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$677,717	$624,803	$52,914
Construction contract and other service revenues	75,550	60,179	15,371
Total revenues	753,267	684,982	68,285
Operating expenses
Property operating expenses	266,001	247,385	18,616
Depreciation and amortization associated with real estate operations	153,640	148,950	4,690
Construction contract and other service expenses	73,265	57,416	15,849
Impairment losses	—	252,797	(252,797)
General, administrative, leasing and other expenses	47,038	42,769	4,269
Total operating expenses	539,944	749,317	(209,373)
Interest expense	(82,151)	(71,142)	(11,009)
Interest and other income, net	12,661	12,587	74
Gain on sales of real estate	—	49,392	(49,392)
Equity in income (loss) of unconsolidated entities	397	(261)	658
Income tax expense	(288)	(588)	300
Net income (loss)	$143,942	$(74,347)	$218,289

NOI from Real Estate Operations

	For the Years Ended December 31,
	2024	2023	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$629,389	$604,397	$24,992
Lease termination revenue, net	3,451	3,745	(294)
Collectability loss provisions included in lease revenue	(3,157)	(1,313)	(1,844)
Other property revenue	6,241	4,832	1,409
Same Property total revenues	635,924	611,661	24,263
Developed properties placed in service	30,488	5,079	25,409
Acquired properties	3,024	—	3,024
Dispositions, net of retained interest in newly-formed UJVs	(3)	401	(404)
Other	8,284	7,662	622
	677,717	624,803	52,914
Property operating expenses
Same Property	(250,314)	(239,768)	(10,546)
Developed properties placed in service	(6,222)	(705)	(5,517)
Acquired properties	(1,833)	—	(1,833)
Dispositions, net of retained interest in newly-formed UJVs	(31)	(56)	25
Other	(7,601)	(6,856)	(745)
	(266,001)	(247,385)	(18,616)

UJV NOI allocable to COPT Defense
Same Property	5,459	4,946	513
Retained interests in newly-formed UJVs	1,758	1,713	45
	7,217	6,659	558

NOI from real estate operations
Same Property	391,069	376,839	14,230
Developed properties placed in service	24,266	4,374	19,892
Acquired properties	1,191	—	1,191
Dispositions, net of retained interest in newly-formed UJVs	1,724	2,058	(334)
Other	683	806	(123)
	$418,933	$384,077	$34,856

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$361,642	$348,707	$12,935
Other	29,427	28,132	1,295
	$391,069	$376,839	$14,230

Same Property rent statistics
Average occupancy rate	93.6%	93.2%	0.4%
Average straight-line rent per occupied square foot (1)	$27.74	$27.17	$0.57
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the years set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Property pool was due in large part to additional revenue in 2024 resulting from increased rental and occupancy rates;
>developed properties placed in service reflects the effect of nine properties placed in service in 2024 and 2023;
>acquired properties includes two operating office properties acquired in 2024; and
>dispositions, net of retained interest in newly-formed UJVs reflects the effect of our sale of 90% of our interests in three data center shells in 2023.

NOI from Service Operations

	For the Years Ended December 31,
	2024	2023	Variance
	(in thousands)
Construction contract and other service revenues	$75,550	$60,179	$15,371
Construction contract and other service expenses	(73,265)	(57,416)	(15,849)
NOI from service operations	$2,285	$2,763	$(478)

Construction contract and other service revenues and expenses increased in 2024 due to a higher volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Impairment Losses

As part of our closing process for the three months ended September 30, 2023, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment. As a result of this process, we shortened the expected holding periods for six operating properties in our Other segment and a parcel of land located in Baltimore, Maryland, Northern Virginia and Washington, DC. We determined that the carrying amount of the properties would not likely be recovered from the undiscounted cash flows from the operations and sales of the properties over the shortened holding periods. Accordingly, we recognized impairment losses of $252.8 million on these properties during 2023.

General, Administrative, Leasing and Other Expenses

Our general, administrative, leasing and other expenses increased in large part due to compensation-related expenses, including the effects of the resignation of our Chief Operating Officer in early 2023 and hiring of his replacement in late 2023 and higher incentive compensation awards in 2024 in recognition of the Company’s performance.

Our general, administrative, leasing and other expenses are reported net of amounts capitalized for compensation and indirect costs associated with properties, or portions thereof, undergoing development activities. Our capitalized compensation and indirect costs totaled $9.3 million in 2024 and $9.5 million in 2023.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2024	2023	Variance
	(in thousands)
Interest on unsecured senior notes	$67,301	$53,546	$13,755
Interest on mortgage and other secured debt	4,245	5,072	(827)
Interest on unsecured term debt	8,338	8,139	199
Interest on Revolving Credit Facility	5,009	8,341	(3,332)
Interest expense offsets from interest rate swaps	(4,330)	(3,900)	(430)
Amortization of deferred financing costs	2,708	2,580	128
Other interest	1,752	1,843	(91)
Capitalized interest	(2,872)	(4,479)	1,607
Interest expense	$82,151	$71,142	$11,009

Interest expense increased due primarily to the issuance in September 2023 of our 5.25% Exchangeable Senior Notes due 2028 (“5.25% Notes”).

Our average outstanding debt was $2.4 billion in 2024 and $2.3 billion in 2023, and our weighted average effective interest rate on debt was approximately 3.2% in 2024 and 3.0% in 2023.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of dividends on unrestricted common and deferred shares and distributions to holders of interests in CDPLP to the extent they are dilutive in the respective related non-GAAP per share numerators divided by (2) the respective non-GAAP measures.

The table below sets forth the computation of the above stated measures for 2024 and 2023 and provides reconciliations from the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2024	2023
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$143,942	$(74,347)
Real estate-related depreciation and amortization	153,640	148,950
Impairment losses on real estate	—	252,797
Gain on sales of real estate	—	(49,392)
Depreciation and amortization on UJVs allocable to COPT Defense	3,056	3,217
FFO	300,638	281,225
FFO allocable to other noncontrolling interests	(3,855)	(3,978)
Basic FFO allocable to share-based compensation awards	(2,417)	(1,940)
Basic FFO available to common share and common unit holders	294,366	275,307
Redeemable noncontrolling interests	1,963	(58)
Diluted FFO adjustments allocable to share-based compensation awards	188	150
Diluted FFO available to common share and common unit holders	296,517	275,399
Executive transition costs	285	518
Diluted FFO comparability adjustments allocable to share-based compensation awards	(2)	(4)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$296,800	$275,913

Weighted average common shares	112,296	112,178
Conversion of weighted average common units	1,672	1,509
Weighted average common shares/units - Basic FFO per share	113,968	113,687
Dilutive effect of share-based compensation awards	603	424
Redeemable noncontrolling interests	842	38
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,413	114,149

Diluted EPS	$1.23	$(0.67)
Diluted FFO per share	$2.57	$2.41
Diluted FFO per share, as adjusted for comparability	$2.57	$2.42

Denominator for diluted EPS	112,899	112,178
Weighted average common units	1,672	1,509
Redeemable noncontrolling interests	842	38
Dilutive effect of additional share-based compensation awards	—	424
Denominator for diluted FFO per share and as adjusted for comparability	115,413	114,149

Dividends on unrestricted common and deferred shares	$132,628	$127,978
Distributions on unrestricted common units	1,987	1,725
Dividends and distributions on restricted shares and units	1,000	828
Dividends and distributions for net income payout ratio	$135,615	$130,531

Dividends on unrestricted common and deferred shares	$132,628	$127,978
Distributions on unrestricted common units	1,987	1,725
Dividends and distributions for FFO payout ratio	134,615	129,703
Dividends and distributions adjustments for dilution	(6)	(7)
Dividends and distributions for diluted non-GAAP payout ratios	$134,609	$129,696

Net income payout ratio	94.2%	N/A
FFO payout ratio	44.8%	46.1%
Diluted FFO payout ratio	45.4%	47.1%
Diluted FFO payout ratio, as adjusted for comparability	45.4%	47.0%

Property Additions

The table below sets forth the major components of our additions to properties for 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	Variance
	(in thousands)
Properties in development or held for future development	$153,306	$248,790	$(95,484)
Tenant improvements on operating properties (1)	57,496	58,315	(819)
Capital improvements on operating properties	28,294	25,976	2,318
Acquisition of operating properties (2)	24,996	—	24,996
	$264,092	$333,081	$(68,989)
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.
(2)Excludes intangible assets associated with acquisitions.

 Cash Flows

Net cash flow from operating activities increased $54.7 million, or 19.8%, from 2023 to 2024 due primarily to the effects of the growth of our operating portfolio, along with an increase in interest income on investing receivables received in 2024, and partially offset by higher cash paid for interest expense on our 5.25% Notes issued in September 2023.

Net cash flow used in investing activities increased $121.4 million from 2023 to 2024 due primarily to proceeds from properties sold in 2023 (which included our sale of a 90% interest in three data center shells), which was partially offset by decreased cash paid for properties in development or held for future development.

Net cash flow used in financing activities in 2024 was $169.7 million, and included primarily the following:

>net repayments of debt borrowings during the period of $30.0 million; and
>dividends to common shareholders of $131.8 million.

Net cash flow provided by financing activities in 2023 was $46.3 million, and included primarily the following:

>net proceeds from debt borrowings during the period of $181.4 million, which included the net effect of our issuance of the 5.25% Notes and a net paydown of borrowings under our Revolving Credit Facility using proceeds from the notes issuance and from property sales; and
>dividends to common shareholders of $127.2 million.

Supplemental Guarantor Information

As of December 31, 2024, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of December 31, 2024, we had $38.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties.  The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $525.0 million as of December 31, 2024.

Our senior unsecured debt is rated investment grade, with either stable or positive outlooks, by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common shares and, to a lesser extent, preferred shares.

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
>property development costs;
>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $100 million in 2025);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations in 2025 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

In 2025, we expect to spend $180 million to $220 million on costs for properties actively under development, most of which was contractually obligated as of December 31, 2024, and have $22.1 million in debt balloon payments maturing in 2025 that we expect to extend to 2026. In 2025 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations and any excess available cash and cash equivalents, with the balance funded, at least initially, using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2024, we were compliant with these covenants.

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

The following table sets forth as of December 31, 2024 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Fixed-rate debt (1)	$1,302	$436,140	$—	$345,000	$400,000	$1,000,000	$2,182,442
Weighted average interest rate	3.23%	2.38%	—%	5.25%	2.00%	2.81%	2.96%
Variable-rate debt (2)	$22,415	$210,160	$—	$—	$—	$—	$232,575
Weighted average interest rate (3)	6.19%	5.87%	—%	—%	—%	—%	5.90%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.3 million.
(2)As of December 31, 2024, maturities in 2025 included $22.1 million that may be extended to 2027 and 2026 included $75.0 million that may be extended to 2027 and $125.0 million that may be extended to 2028, all subject to certain conditions.
(3)The amounts reflected above used interest rates as of December 31, 2024 for variable-rate debt.

The fair value of our debt was $2.2 billion as of December 31, 2024 and 2023.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $72 million as of December 31, 2024 and $82 million as of December 31, 2023.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2024 and 2023 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $34,000 in 2024 and $764,000 in 2023 if the applicable variable index rate was 1% higher. Interest expense in 2024 was less sensitive to a change in interest rates than 2023 due primarily to our having no variable-rate debt outstanding for most of 2024, including the effect of interest rate swaps.

Item 8. Financial Statements and Supplementary Data

(a)    This item is included in a separate section at the end of this report beginning on page F-1.

(b)    Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a)    Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on pages F-3 through F-4.

(c)    Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)    Not applicable

(b)    Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our trustees or executive officers entered into, modified, terminated or had in place contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 S-K under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

(a)    Not applicable
(b)    Not applicable

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2025 Annual Meeting of our Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

With respect to Item 10, Directors, Executive Officers and Corporate Governance, we note that our Policy Statement on Securities Trading governs transactions in our securities by our trustees, officers and employees, and promotes compliance with the laws and rules applicable thereto. The Policy Statement on Securities Trading is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

10.3.3*	Second Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Current Report on Form 8-K dated May 14, 2024 and incorporated herein by reference).
10.3.4*
Third Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Registration Statement on Form S-8 dated May 20, 2024 and incorporated herein by reference).

10.4.1*
Form of COPT Defense Properties 2024 Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference).

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

10.8*
Letter Agreement, dated December 1, 2023, between COPT Defense Properties, COPT Defense Properties L.P. and Britt A. Snider (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

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

10.15.1
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

10.16
Indenture, dated September 12, 2023, among the Issuer, the Guarantor and U.S. Bank Trust Company, National Association (filed with the Company’s Current Report on Form 8-K dated September 12, 2023 and incorporated herein by reference).

10.17
Registration Rights Agreement, dated as of September 12, 2023, among Corporate Office Properties, L.P., Corporate Office Properties Trust and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated September 12, 2023 and incorporated herein by reference).

19.1	COPT Defense Properties Policy Statement on Securities Trading (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
22.1	List of Subsidiary Issuers of Guaranteed Securities (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

97.1*	Incentive-based Compensation Recovery Policy (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(c)    Not applicable.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPT DEFENSE PROPERTIES

Date:	February 21, 2025	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 21, 2025	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 21, 2025
(Stephen E. Budorick)	(Principal Executive Officer)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 21, 2025
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Matthew T. Myers	Senior Vice President, Chief Accounting Officer	February 21, 2025
(Matthew T. Myers)	and Controller (Principal Accounting Officer)
/s/ Robert L. Denton, Sr.	Chairman of the Board and Trustee	February 21, 2025
(Robert L. Denton, Sr.)
/s/ Thomas F. Brady	Trustee	February 21, 2025
(Thomas F. Brady)
/s/ Philip L. Hawkins	Trustee	February 21, 2025
(Philip L. Hawkins)
/s/ Letitia A. Long	Trustee	February 21, 2025
(Letitia A. Long)
/s/ Essye B. Miller	Trustee	February 21, 2025
(Essye B. Miller)
/s/ Raymond L. Owens	Trustee	February 21, 2025
(Raymond L. Owens)
/s/ C. Taylor Pickett	Trustee	February 21, 2025
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 21, 2025
(Lisa G. Trimberger)

COPT DEFENSE PROPERTIES AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of COPT Defense Properties:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of COPT Defense Properties and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Determination of the Expected Lease End Date for United States Government Leases with One-Year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, lease revenue from continuing operations for the year ended December 31, 2024 was $671.4 million and a significant portion of the Company’s leases are with the United States Government, which represented 27% of the fixed lease revenues for the year ended December 31, 2024. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease.

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
February 21, 2025
We have served as the Company’s auditor since 1997.

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Properties, net:
Operating properties, net	$3,353,477	$3,246,806
Projects in development or held for future development	277,049	256,872
Total properties, net	3,630,526	3,503,678
Property - operating lease right-of-use assets	55,760	41,296
Cash and cash equivalents	38,284	167,820
Investment in unconsolidated real estate joint ventures	39,360	41,052
Accounts receivable, net	42,234	48,946
Deferred rent receivable	161,438	149,237
Lease incentives, net	64,013	61,331
Deferred leasing costs (net of accumulated amortization of $44,060 and $41,448, respectively)	71,268	70,057
Investing receivables (net of allowance for credit losses of $2,792 and $2,377, respectively)	69,680	81,512
Prepaid expenses and other assets, net	81,628	82,037
Total assets	$4,254,191	$4,246,966
Liabilities and equity
Liabilities:
Debt, net	$2,391,755	$2,416,287
Accounts payable and accrued expenses	126,031	133,315
Rents received in advance and security deposits	38,560	35,409
Dividends and distributions payable	33,909	32,644
Deferred revenue associated with operating leases	39,752	29,049
Property - operating lease liabilities	49,240	33,931
Other liabilities	14,377	18,996
Total liabilities	2,693,624	2,699,631
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,974	23,580
Equity:
Shareholders’ equity:
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,703,460 at December 31, 2024 and 112,555,352 at December 31, 2023)	1,127	1,126
Additional paid-in capital	2,494,369	2,489,989
Cumulative distributions in excess of net income	(1,003,401)	(1,009,318)
Accumulated other comprehensive income	988	2,115
Total shareholders’ equity	1,493,083	1,483,912
Noncontrolling interests in subsidiaries:
Common units in COPT Defense Properties, L.P. (“CDPLP”)	28,935	25,502
Other consolidated entities	14,575	14,341
Noncontrolling interests in subsidiaries	43,510	39,843
Total equity	1,536,593	1,523,755
Total liabilities, redeemable noncontrolling interests and equity	$4,254,191	$4,246,966
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Lease revenue	$671,366	$619,847	$580,169
Other property revenue	6,351	4,956	4,229
Construction contract and other service revenues	75,550	60,179	154,632
Total revenues	753,267	684,982	739,030
Operating expenses
Property operating expenses	266,001	247,385	227,430
Depreciation and amortization associated with real estate operations	153,640	148,950	141,230
Construction contract and other service expenses	73,265	57,416	149,963
General, administrative, leasing and other expenses	47,038	42,769	38,991
Impairment losses	—	252,797	—
Total operating expenses	539,944	749,317	557,614
Interest expense	(82,151)	(71,142)	(61,174)
Interest and other income, net	12,661	12,587	9,070
Gain on sales of real estate	—	49,392	19,250
Loss on early extinguishment of debt	—	—	(609)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	143,833	(73,498)	147,953
Equity in income (loss) of unconsolidated entities	397	(261)	1,743
Income tax expense	(288)	(588)	(447)
Income (loss) from continuing operations	143,942	(74,347)	149,249
Discontinued operations	—	—	29,573
Net income (loss)	143,942	(74,347)	178,822
Net (income) loss attributable to noncontrolling interests:
Common units in CDPLP	(2,694)	1,306	(2,603)
Other consolidated entities	(2,319)	(428)	(3,190)
Net income (loss) attributable to common shareholders	$138,929	$(73,469)	$173,029

Basic earnings per common share: (1)
Income (loss) from continuing operations	$1.23	$(0.67)	$1.28
Discontinued operations	—	—	0.26
Net income (loss) attributable to common shareholders	$1.23	$(0.67)	$1.54
Diluted earnings per common share: (1)
Income (loss) from continuing operations	$1.23	$(0.67)	$1.27
Discontinued operations	—	—	0.26
Net income (loss) attributable to common shareholders	$1.23	$(0.67)	$1.53

(1)    Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$143,942	$(74,347)	$178,822
Other comprehensive (loss) income
Unrealized income on interest rate derivatives	3,087	3,827	4,730
Reclassification adjustments on interest rate derivatives recognized in interest expense	(4,330)	(3,900)	996
Total other comprehensive (loss) income	(1,243)	(73)	5,726
Comprehensive income (loss)	142,699	(74,420)	184,548
Comprehensive (income) loss attributable to noncontrolling interests	(4,897)	995	(6,389)
Comprehensive income (loss) attributable to common shareholders	$137,802	$(73,425)	$178,159

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2021 (112,327,533 common shares outstanding)	$1,123	$2,481,539	$(856,863)	$(3,059)	$34,335	$1,657,075
Redemption of common units	—	—	—	—	(513)	(513)
Share-based compensation (96,360 shares issued, net of redemptions)	1	4,098	—	—	5,435	9,534
Redemption of vested equity awards	—	(1,230)	—	—	—	(1,230)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,273	—	—	(1,273)	—
Comprehensive income	—	—	173,029	5,130	3,582	181,741
Dividends	—	—	(123,674)	—	—	(123,674)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,883)	(1,883)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	436	—	—	—	436
Balance at December 31, 2022 (112,423,893 common shares outstanding)	1,124	2,486,116	(807,508)	2,071	39,652	1,721,455
Redemption of common units	—	—	—	—	(731)	(731)
Share-based compensation (131,459 shares issued, net of redemptions)	2	4,157	—	—	4,961	9,120
Redemption of vested equity awards	—	(1,251)	—	—	—	(1,251)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,039	—	—	(1,039)	—
Comprehensive (loss) income	—	—	(73,469)	44	(3,449)	(76,874)
Dividends	—	—	(128,341)	—	—	(128,341)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,190)	(2,190)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(72)	—	—	—	(72)
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at December 31, 2023 (112,555,352 common shares outstanding)	1,126	2,489,989	(1,009,318)	2,115	39,843	1,523,755
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(1,549)	(1,549)
Share-based compensation (108,108 shares issued, net of redemptions)	1	4,142	—	—	6,825	10,968
Redemption of vested equity awards	—	(1,277)	—	—	—	(1,277)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,371	—	—	(1,371)	—
Comprehensive income (loss)	—	—	138,929	(1,127)	2,935	140,737
Dividends	—	—	(133,012)	—	—	(133,012)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,604)	(2,604)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(394)	—	—	—	(394)
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Revenues from real estate operations received	$700,435	$638,177	$581,139
Construction contract and other service revenues received	72,998	66,027	155,108
Property operating expenses paid	(261,845)	(243,209)	(231,422)
Construction contract and other service expenses paid	(75,204)	(65,335)	(160,497)
General, administrative, leasing and other expenses paid	(34,698)	(33,283)	(32,852)
Interest expense paid	(75,549)	(59,807)	(56,061)
Lease incentives paid	(17,545)	(25,566)	(10,374)
Sales-type lease costs paid	(1,680)	(7,409)	—
Interest and other income received	22,573	5,491	19,327
Income taxes paid	(53)	(37)	—
Other	1,523	1,225	1,457
Net cash provided by operating activities	330,955	276,274	265,825
Cash flows from investing activities
Properties in development or held for future development	(163,648)	(264,834)	(283,147)
Acquisitions of operating properties and related intangible assets	(32,244)	—	—
Tenant improvements on operating properties	(53,691)	(67,113)	(43,606)
Other capital improvements on operating properties	(31,342)	(20,500)	(36,377)
Proceeds from sale of properties	—	189,506	281,071
Non-operating distributions from unconsolidated real estate joint venture	1,198	1,088	26,627
Investing receivables funded	(2,087)	(1,087)	(19,712)
Investing receivables payments received	3,560	11,000	6,000
Leasing costs paid	(12,651)	(16,328)	(13,591)
Other	(105)	(1,355)	(722)
Net cash used in investing activities	(291,010)	(169,623)	(83,457)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	76,000	291,000	852,000
Unsecured senior notes	—	336,375	—
Term loan facility	—	—	125,000
Repayments of debt
Revolving Credit Facility	(76,000)	(427,000)	(717,000)
Term loan facilities	—	—	(300,000)
Scheduled principal amortization	(2,334)	(3,052)	(3,333)
Other debt repayments	(27,649)	(15,902)	—
Deferred financing costs paid	—	(1,030)	(6,506)
Common share dividends paid	(131,840)	(127,178)	(123,645)
Distributions paid to redeemable noncontrolling interests	(2,266)	(2,686)	(3,396)
Other	(5,583)	(4,263)	(6,295)
Net cash (used in) provided by financing activities	(169,672)	46,264	(183,175)
Net (decrease) increase in cash and cash equivalents and restricted cash	(129,727)	152,915	(807)
Cash and cash equivalents and restricted cash
Beginning of year	169,424	16,509	17,316
End of year	$39,697	$169,424	$16,509

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$143,942	$(74,347)	$178,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	156,015	151,395	143,593
Impairment losses	—	252,797	—
Amortization of deferred financing costs and net debt discounts	6,818	5,574	4,737
Change in net deferred rent receivable and liability	(1,190)	(5,495)	(19,288)
Gain on sales of real estate	—	(49,392)	(47,814)
Share-based compensation	10,443	8,544	8,789
Other	12,052	(4,826)	10,682
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,498	(5,618)	(2,436)
(Increase) decrease in lease incentives and prepaid expenses and other assets, net	(2,688)	(4,851)	2,130
Decrease in accounts payable, accrued expenses and other liabilities	(4,086)	(2,900)	(11,144)
Increase (decrease) in rents received in advance and security deposits	3,151	5,393	(2,246)
Net cash provided by operating activities	$330,955	$276,274	$265,825
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of year	$167,820	$12,337	$13,262
Restricted cash at beginning of year	1,604	4,172	4,054
Cash and cash equivalents and restricted cash at beginning of year	$169,424	$16,509	$17,316

Cash and cash equivalents at end of year	$38,284	$167,820	$12,337
Restricted cash at end of year	1,413	1,604	4,172
Cash and cash equivalents and restricted cash at end of year	$39,697	$169,424	$16,509
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,721)	$(22,700)	$(11,453)
Recognition of operating lease right-of-use assets and related lease liabilities	$19,570	$8,718	$683
Recognition of finance lease right-of-use assets and related lease liabilities	$—	$434	$—
Investment in unconsolidated real estate joint ventures retained in property disposition	$—	$21,121	$6,738
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(1,243)	$(73)	$5,236
Dividends/distributions payable	$33,909	$32,644	$31,400
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$538	$—	$—
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(1,371)	$(1,039)	$(1,273)
Increase (decrease) in redeemable noncontrolling interests and decrease (increase) in equity to adjust for changes in fair value of redeemable noncontrolling interests	$394	$72	$(436)
Reclassification of redeemable noncontrolling interests to equity	$—	$2,670	$—

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of December 31, 2024, our Defense/IT Portfolio included (all references to number of properties, square footage and acres are unaudited):

>195 operating properties totaling 22.4 million square feet comprised of 16.5 million square feet in 164 office properties and 5.9 million square feet in 31 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>four properties under development (two office properties and two data center shells) that will total approximately 606,000 square feet upon completion; and
>approximately 1,020 acres of land controlled that we believe could be developed into approximately 11.0 million square feet.

We also owned eight other operating properties totaling 2.1 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2024.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT Defense is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development and construction services primarily for our properties but also for third parties, most of which are tenants. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2024, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We report properties disposed or classified as held for sale as discontinued operations when the disposition represents a strategic shift having a major effect on our operations and financial results (such as a disposition of a reportable segment or sub-segment or major line of business). For discontinued operations, we classify for all periods presented the associated: assets as held for sale on our consolidated balance sheets; and results of operations as discontinued operations on our consolidated statements of operations (including interest expense on debt specifically identifiable to such components).

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price and direct transaction-related costs to tangible and intangible assets and liabilities associated with such acquisitions based on their relative fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We recognize an estimate of our expected credit losses on these items as an allowance or as a separate liability in the case of off-balance sheet credit exposures. The allowance represents the portion that we do not expect to collect (or loss we expect to incur in the case of off-balance sheet credit exposures) due to credit over the contractual life based on available information relevant to assessing the collectability of cash flows, which includes consideration of past events, current conditions and reasonable and supportable forecasts of future economic conditions (including consideration of asset- or borrower-specific factors). The allowance for expected credit losses reflects the risk of loss, even when that risk is remote. An allowance for credit losses is measured and recorded upon the initial recognition of a financial asset (or off-balance sheet credit exposure),

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

regardless of whether it is originated or purchased. We update our estimate of expected losses quarterly, considering any cash receipts and changes in risks or assumptions, with resulting adjustments recognized as credit loss expense or recoveries on our consolidated statements of operations (included in the line entitled “interest and other income, net”).

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

Intangible assets on property acquisitions consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$124,806	$121,091	$3,715	$124,884	$121,424	$3,460
Tenant relationship value	53,788	48,008	5,780	53,953	50,987	2,966
Above-market leases	14,865	13,914	951	13,718	13,558	160
Other	1,333	1,081	252	1,333	1,067	266
	$194,792	$184,094	$10,698	$193,888	$187,036	$6,852

Deferred Financing Costs

We defer costs of financing arrangements and recognize such costs as interest expense over the related debt terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early or significantly modified. We include deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we include on our consolidated balance sheets in the line entitled “prepaid expenses and other assets, net”.

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

Construction Contract and Other Service Revenues

We enter into construction contracts to complete various design and construction services primarily for our USG tenants. The revenues and expenses from these services include primarily subcontracted costs that are reimbursed to us by our customers along with a fee. These services are an ancillary component of our overall operations, with small operating margins relative to the revenue. We review each contract to determine the performance obligations and allocate the transaction price based on the standalone selling price, as discussed further below. We recognize revenue under these contracts as services are performed in an amount that reflects the consideration we expect to receive in exchange for those services. Our performance obligations are satisfied over time as work progresses. Revenue recognition is determined using the input method based on costs incurred as of a point in time relative to the total estimated costs at completion to measure progress towards satisfying our performance obligations. We believe incurred costs of work performed best depicts the transfer of control of the services being transferred to the customer.

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

Our timing of revenue recognition for construction contracts generally differs from the timing of invoicing to customers. We recognize construction contract revenue as we satisfy our performance obligations. Payment terms and conditions vary by contract type. Under most of our contracts, we bill customers monthly, as work progresses, in accordance with the contract terms, with payment due in 30 days, although customers occasionally pay in advance of services being provided. We have determined that our contracts generally do not include a significant financing component. The timing of our customer invoicing is for convenience purposes, rather than to provide or receive financing. Additionally, the timing of transfer of our services is often at the discretion of the customer.

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

Share-Based Compensation
We issue four forms of share-based compensation: restricted COPT Defense common shares (“restricted shares”), profit interest units (“PIUs”) (time-based and performance-based), deferred share awards (also known as restricted share units) and performance share units (also known as performance share awards) (“PSUs”). We account for share-based compensation based on the fair value of awards on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We recognize share-based compensation associated with awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in development and redevelopment activities.

We compute the fair value of restricted shares, time-based PIUs (“TB-PIUs”) and deferred share awards based on the fair value of COPT Defense common shares on the grant date. We compute the fair value of performance-based PIUs (“PB-PIUs”) and PSUs using a Monte Carlo model. Significant assumptions used for that model include the following: the baseline common share value determined based on market value on the grant date; the risk-free interest rate determined based on the U.S. Treasury yield curve in effect at the time of grant; and expected volatility determined based on historical volatility of COPT Defense’s common shares.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT Defense’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Ordinary income	100.0%	51.0%	68.2%
Long-term capital gain	—%	49.0%	31.8%
Return of capital	—%	—%	—%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on COPT Defense’s common shares during each of those years except for the dividends paid on January 15, 2025 and January 18, 2024 (with a record date of December 31, 2024 and December 29, 2023, respectively), which were allocated for federal income tax purposes to 2024 and 2023, respectively.

We distributed all of COPT Defense’s REIT taxable income in 2024, 2023 and 2022 and, as a result, did not incur federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $249 million higher than the amount reported on our consolidated balance sheet as of December 31, 2024, which was primarily related to differences in basis for net properties and deferred rent receivable.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes, excluding state income tax, is included in general, administrative, leasing and other expenses and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

Recent Accounting Pronouncements

Effective for this 2024 Annual Report on Form 10-K, we adopted guidance issued by the Financial Accounting Standard Board (“FASB”) aimed at improving reportable segment disclosure requirements by requiring disclosure of incremental segment information on an annual and interim basis. The guidance was applied retrospectively to all periods presented. Our adoption of this guidance resulted in our reporting of certain additional segment disclosures, including information regarding our chief operating decision maker under the guidance and segment expenses, but otherwise did not affect our consolidated financial statements.

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

In November 2024, the FASB issued guidance requiring disaggregated disclosure of specified information about certain expense categories included in expense line items on the consolidated statements of operations in the notes to the financial statements. This guidance is effective for us for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance will be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any and all prior periods presented in the financial statements. We are currently assessing the application of this guidance on our future consolidated financial statements.

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

Recurring Fair Value Measurements

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of December 31, 2024 and 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Assets: (1)
Interest rate derivatives	$—	$1,315	$—	$1,315

December 31, 2023:
Assets: (1)
Interest rate derivatives	$—	$2,558	$—	$2,558
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$495,707	$482,964
Buildings and improvements	4,395,063	4,164,004
Less: Accumulated depreciation	(1,537,293)	(1,400,162)
Operating properties, net	$3,353,477	$3,246,806
In 2024, we acquired the following operating office properties:

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2023 Impairments

As part of our closing process for the three months ended September 30, 2023, we conducted our quarterly review of our portfolio of long-lived assets to be held and used for indicators of impairment. As a result of this process, we shortened the expected holding periods for six operating properties in our Other segment and a parcel of land located in Baltimore, Maryland, Northern Virginia and Washington, DC. We determined that the carrying amount of the properties would not likely be recovered from the undiscounted cash flows from the operations and sales of the properties over the shortened holding periods. Accordingly, we recognized impairment losses of $252.8 million on these properties in 2023.

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

2022 Dispositions and Discontinued Operations

On January 25, 2022, we sold 9651 Hornbaker Road in Manassas, Virginia, our sole wholesale data center investment, for $222.5 million, resulting in a gain on sale of $28.6 million. This property, which is included in our Other reportable segment, is reported herein as discontinued operations. The table below sets forth the property’s results of operations included in discontinued operations on our consolidated statement of operations and its operating and investing cash flows included on our consolidated statement of cash flows for the year ended December 31, 2022 (in thousands):

Revenues from real estate operations	$1,980
Property operating expenses	(971)
Gain on sale of real estate	28,564
Discontinued operations	$29,573

Cash flows from operating activities	$5,757
Cash flows from investing activities	$220,565

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

	For the Years Ended December 31,
Lease revenue	2024	2023	2022 (1)
Fixed	$513,461	$478,585	$453,907
Variable	157,905	141,262	126,262
	$671,366	$619,847	$580,169
(1)Excludes lease revenue from discontinued operations of which $1.5 million was fixed and $527,000 was variable.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A significant concentration of our lease revenue from continuing operations was earned from our largest tenant, the USG, including 37% of our total lease revenue in 2024, 2023 and 2022 and 27% of our fixed-lease revenue in 2024, 2023 and 2022. Our lease revenue from the USG in 2024, 2023 and 2022 was earned primarily from properties in the Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”), Lackland Air Force Base and Northern Virginia Defense/IT (“NoVA Defense/IT”) reportable sub-segments (see Note 13).

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2024
Year Ending December 31,	Operating leases	Sales-type leases
2025	$498,617	$960
2026	446,927	960
2027	399,742	960
2028	329,686	960
2029	267,860	960
Thereafter	1,073,432	675
Total contractual payments	$3,016,264	5,475
Less: Amount representing interest		(988)
Net investment in sales-type leases (1)		$4,487
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

Lessee Arrangements

As of December 31, 2024, our balance sheet included $58.3 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating. The land leases have long durations with remaining terms ranging from 24 to 76 years (excluding extension options). As of December 31, 2024, our right-of-use assets included:

>$17.4 million for land in a business park in Huntsville, Alabama under 25 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 38 to 50 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
>$17.0 million for data center space in Phoenix, Arizona with a remaining term of three years;
>$9.3 million for land underlying operating office properties in Washington, DC under two leases with remaining terms of approximately 75 years;
>$6.3 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 24 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
>$5.9 million for land in a research park in College Park, Maryland under four leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 58 to 69 years; and
>$2.0 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 43 years, all of the rent on which was previously paid.

The table below sets forth our property right-of-use assets and property lease liabilities on our consolidated balance sheets (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2024	2023
Right-of-use assets
Operating leases - Property	Property - operating right-of-use assets	$55,760	$41,296
Finance leases - Property	Prepaid expenses and other assets, net	2,491	2,565
Total right-of-use assets		$58,251	$43,861
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$49,240	$33,931
Finance leases - Property	Other liabilities	391	415
Total lease liabilities		$49,631	$34,346

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 38 years and a weighted average discount rate of 7.3%, while our finance leases had a weighted average remaining lease term of eight years and a weighted average discount rate of 9.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Years Ended December 31,
Lease cost		2024	2023	2022
Operating lease cost
Property leases - fixed	Property operating expenses	$7,845	$6,955	$4,114
Property leases - variable	Property operating expenses	246	66	65
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	74	76	31
Interest on lease liabilities	Interest expense	37	42	—
		$8,202	$7,139	$4,210

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,002	$6,056	$3,355
Operating cash flows for finance leases	$37	$42	$—
Financing cash flows for finance leases	$24	$20	$—

Payments on property leases were due as follows (in thousands):

	December 31, 2024
Year Ending December 31,	Operating Leases	Finance Leases
2025	$7,910	$63
2026	8,192	65
2027	8,392	67
2028	2,812	69
2029	2,068	71
Thereafter	152,110	226
Total lease payments	181,484	561
Less: Amount representing interest	(132,244)	(170)
Lease liability	$49,240	$391

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		December 31, 2024
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$732,101	$34,879	$76,706	$22,166
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	133,576	—	5,377	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	97,941	56,018	50,057	47,435
				$963,618	$90,897	$132,140	$69,601
(1)As discussed below, we fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Each of these joint ventures is engaged in the development and/or operation of real estate. We consolidate these joint ventures because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of their properties; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant. With regard to these joint ventures:

>for LW Redstone Company, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million, excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 7. We had advanced $74.3 million to the City through December 31, 2024 to fund such costs. We have funded additional development costs through equity contributions to the extent that third party financing was not obtained, and expect to continue to do so in the future.  Our partner was credited with $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. Cash flows are generally distributed to the partners as follows: (1) debt service on member loans; (2) cumulative preferred returns of 13.5% on our partner’s invested capital; (3) cumulative preferred returns of 13.5% on our invested capital; (4) return of our invested capital; (5) return of our partner’s invested capital; and (6) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 2.6 million square feet of construction commencement through December 31, 2024. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in CDPLP;
>for Stevens Investors, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners had the right to require us to acquire some or all of their interests for fair value until June 2023; accordingly, we classified the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets until such rights expired in June 2023. We and our partners each have the right to acquire each other’s interests at fair value beginning in December 2023. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in CDPLP; and
>for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our capital contributions used to fund infrastructure costs and 10% preferred return thereon; (3) the partners’ capital contributions used to fund all other costs and 10% preferred return thereon in proportion to their respective accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

We disclose the activity of our redeemable noncontrolling interests in Note 10.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment as of December 31 (1),
Entity				2024	2023
Redshift (2)	1/10/2023	10%	3	$20,921	$21,053
BREIT COPT DC JV LLC	6/20/2019	10%	9	9,584	10,629
Quark (2)	12/14/2022	10%	2	6,706	6,727
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,149	2,643
B RE COPT DC JV II LLC (3)	10/30/2020	10%	8	(3,409)	(2,777)
			24	$35,951	$38,275
(1)Included $39.4 million and $41.1 million reported in “investment in unconsolidated real estate joint ventures” and $3.4 million and $2.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
(2)Formed in connection with transactions described further in Note 4.
(3)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.7 million as of December 31, 2024 and $6.8 million as of December 31, 2023 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

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

7.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2024	2023
Notes receivable from the City of Huntsville	$69,241	$77,022
Other investing loans receivable	3,231	6,867
Amortized cost basis	72,472	83,889
Allowance for credit losses	(2,792)	(2,377)
Investing receivables, net	$69,680	$81,512

The balances above include accrued interest receivable, net of allowance for credit losses, of $3.2 million as of December 31, 2024 and $6.0 million as of December 31, 2023.

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

Our other investing loan receivable as of December 31, 2024 carries an effective interest rate of 14.0% and matures in 2025.

The fair value of these receivables was approximately $72 million as of December 31, 2024 and $84 million as of December 31, 2023.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of December 31,		December 31, 2024

	2024	2023	Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt:
Fixed-rate mortgage debt	$37,130	$66,314	3.82%	June 2026
Variable-rate secured debt	32,471	32,894	SOFR + 0.10% + 1.45% to 1.55% (2)	2025-2026 (3)
Total mortgage and other secured debt	69,601	99,208
Revolving Credit Facility (4)	75,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (5)	October 2026 (4)
Term Loan Facility (4)	124,633	124,291	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (4)
Unsecured Senior Notes: (4)
2.25%, $400,000 aggregate principal	398,699	397,608	2.25% (7)	March 2026
5.25%, $345,000 aggregate principal	337,588	335,802	5.25% (8)	September 2028
2.00%, $400,000 aggregate principal	397,961	397,471	2.00% (9)	January 2029
2.75%, $600,000 aggregate principal	592,330	591,212	2.75% (10)	April 2031
2.90%, $400,000 aggregate principal	395,692	395,265	2.90% (11)	December 2033
Unsecured note payable	251	430	0% (12)	May 2026
Total debt, net	$2,391,755	$2,416,287
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $4.0 million as of December 31, 2024 and $5.3 million as of December 31, 2023.
(2)Including the effect of interest rate swaps that hedge the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of December 31, 2024 was 2.44%; excluding the effect of these swaps, the weighted average interest rate on this debt as of December 31, 2024 was 6.16%.
(3)Most of this debt matures in 2025, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance for each extension period.
(4)Refer to the paragraphs below for further disclosure.
(5)The weighted average interest rate on the Revolving Credit Facility was 5.70% as of December 31, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(6)The interest rate on this loan was 5.95% as of December 31, 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.1 million as of December 31, 2024 and $1.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(8)The carrying value of these notes reflects unamortized commissions totaling $6.6 million as of December 31, 2024 and $8.1 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(9)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.5 million as of December 31, 2024 and $1.8 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(10)The carrying value of these notes reflects unamortized discounts and commissions totaling $6.7 million as of December 31, 2024 and $7.6 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.5 million as of December 31, 2024 and $3.9 million as of December 31, 2023. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(12)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $10,000 as of December 31, 2024 and $32,000 as of December 31, 2023.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of December 31, 2024 was for consolidated real estate joint ventures (see Note 6).

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of CDPLP’s debt may limit its ability to make certain types of payments and distributions to COPT Defense in the event of default or when such payments or distributions may prompt failure of debt covenants, excluding distributions required to maintain COPT Defense’s qualification as a REIT.  As of December 31, 2024, we were compliant with these financial covenants.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2024
2025	$23,717
2026	646,300
2027	—
2028	345,000
2029	400,000
Thereafter	1,000,000
Total	$2,415,017	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $23.3 million.

We capitalized interest costs of $2.9 million in 2024, $4.5 million in 2023 and $6.7 million in 2022.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,122,270	$1,946,905	$2,117,358	$1,876,611
Other fixed-rate debt	37,381	35,841	66,744	63,692
Variable-rate debt	232,104	232,768	232,185	232,270
	$2,391,755	$2,215,514	$2,416,287	$2,172,573

Revolving Credit Facility

On October 26, 2022, we entered into a credit agreement with a group of lenders for an unsecured revolving credit facility with a lender commitment of $600.0 million that replaced our existing unsecured revolving credit facility (the prior facility and new facility are referred to collectively herein as our “Revolving Credit Facility”). The facility matures on October 26, 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. The interest rate on the facility is based on the Secured Overnight Financing Rate (“SOFR”) plus a SOFR index adjustment of 0.10% plus 0.725% to 1.400%, as determined by the credit ratings assigned to CDPLP by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies. As of December 31, 2024, the maximum borrowing capacity under this facility totaled $600.0 million, of which $525.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $78.3 million in 2024 and $133.3 million in 2023. The weighted average interest rate on our Revolving Credit Facility was 6.29% in 2024 and 6.17% in 2023, excluding the effect of interest rate swaps that hedge the risk of interest rate changes.

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

In addition to the term loan discussed above, we also had a term loan with an outstanding balance of $300.0 million as of December 31, 2021 that we repaid in 2022.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unsecured Senior Notes

On September 12, 2023, we issued $345.0 million of 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in proceeds, after deducting the initial purchasers’ commissions, but before other offering expenses, of $336.4 million. The notes mature on September 15, 2028. With regard to the 5.25% Notes:

>prior to the close of business on the business day immediately preceding June 15, 2028, the notes will be exchangeable at the option of the noteholders only in the event of certain circumstances and during certain periods defined under the terms of the notes. On or after June 15, 2028, the notes will be exchangeable at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the principal amount of notes is payable in cash. The remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, is payable in cash, common shares or a combination thereof at our election. The exchange rate of the notes initially equaled 33.3739 of our common shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $29.96 per common share) and is subject to adjustment upon the occurrence of some events, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2024, the exchange rate of the notes equaled 33.4238 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.92 per common share);
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
>the notes are unconditionally guaranteed by COPT Defense; and
>the table below sets forth interest expense recognized on the notes (in thousands):

	For the Years Ended December 31,
	2024	2023
Interest expense at stated interest rate	$18,113	$5,484
Interest expense associated with amortization of debt discount and issuance costs	1,560	500
Total	$19,673	$5,984

We may redeem our 2.25% Senior Notes due 2026 (the “2.25% Notes”), 2.00% Senior Notes due 2029 (the “2.00% Notes”), 2.75% Senior Notes due 2031 (the “2.75% Notes”) and 2.90% Senior Notes due 2033 (the “2.90% Notes”) in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted, on a semi-annual basis at an adjusted treasury rate plus a spread (35 basis points for the 2.25% Notes, 20 basis points for the 2.00% Notes, 25 basis points for the 2.75% Notes and 25 basis points for the 2.90% Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after a defined date (February 15, 2026 for the 2.25% Notes, November 15, 2028 for the 2.00% Notes, January 15, 2031 for the 2.75% Notes and September 1, 2033 for the 2.90% Notes), the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT Defense.

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2024	2023
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	$550	$681
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	181	222
$22,175	(1)	0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	197	1,084
$10,400	(2)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	387	571
						$1,315	$2,558
(1)The notional amount of this instrument is scheduled to amortize to $22.1 million.
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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2024	2023
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$1,315	$2,558

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives			Amount of Income (Loss) Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2024	2023	2022	2024	2023	2022
Interest rate derivatives	$3,087	$3,827	$4,730	$4,330	$3,900	$(996)

Based on the fair value of our derivatives as of December 31, 2024, we estimate that approximately $1.2 million of gains will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2024, we were not in default with any of these provisions.  As of December 31, 2024, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interests

As discussed further in Note 6, redeemable noncontrolling interests on our consolidated balance sheets included the ownership interests of our partners in LW Redstone Company, LLC, and until June 2023 also included Stevens Investors, LLC, due to the partners’ rights to require us to acquire their interests. Effective in June 2023, these rights expired for our Stevens Investors, LLC partners, which resulted in our reclassification of their interests from redeemable noncontrolling interests to the noncontrolling interests in subsidiaries section of equity. The table below sets forth the activity for redeemable noncontrolling interests (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Beginning balance	$23,580	$26,293	$26,898
Distributions to noncontrolling interests	(1,962)	(2,569)	(2,976)
Net income attributable to noncontrolling interests	1,962	2,454	2,807
Adjustment for changes in fair value of interests	394	72	(436)
Reclassification of Stevens Investors, LLC interests to equity	—	(2,670)	—
Ending balance	$23,974	$23,580	$26,293

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

11.    Equity

Preferred Shares

As of December 31, 2024, we had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Common Shares

In May 2022, we entered into an at-the-market (“ATM”) stock offering program under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of December 31, 2024, we had not issued any shares under the ATM Program.

In 2024, a CDPLP limited partner converted 40,000 common units in CDPLP for an equal number of common shares.

We declared dividends per common share of $1.18 in 2024 and $1.14 in 2023 and $1.10 in 2022.

We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described in Note 2 and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of CDPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of the credit agreement underlying our Revolving Credit Facility and unsecured term loan; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of this agreement.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, we adopted the 2017 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders, and we amended the plan in November 2018 and May 2024. We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 6.9 million (increased from 3.4 million shares as a result of the amendment in May 2024) of our common shares to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, PIUs, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 11, 2027. Shares for the plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
General, administrative, leasing and other expenses	$9,031	$7,255	$7,643
Property operating expenses	1,412	1,289	1,147
Capitalized to development activities	525	576	847
Share-based compensation cost	$10,968	$9,120	$9,637

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for awards to our executives and non-employee Trustees and 8% to 9% for awards to all other employees.

As of December 31, 2024, unrecognized compensation costs related to unvested awards included:

>$5.5 million on restricted shares expected to be recognized over a weighted average period of approximately three years;
>$4.7 million on PB-PIUs expected to be recognized over a weighted average performance period of approximately two years;
>$3.4 million on TB-PIUs expected to be recognized over a weighted average period of approximately two years; and
>$76,000 on deferred share awards expected to be recognized through May 2025.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for 2022, 2023 and 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	334,573	$26.22
Granted	186,515	$26.50
Forfeited	(43,420)	$26.47
Vested	(152,585)	$26.39
Unvested as of December 31, 2022	325,083	$26.27
Granted	220,336	$25.38
Forfeited	(39,474)	$26.03
Vested	(152,490)	$26.09
Unvested as of December 31, 2023	353,455	$25.82
Granted	184,477	$25.58
Forfeited	(25,152)	$26.20
Vested	(159,766)	$25.85
Unvested as of December 31, 2024	353,014	$25.65
Unvested shares as of December 31, 2024 that are expected to vest	315,582	$25.61

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $4.0 million in 2024, $3.8 million in 2023 and $4.0 million in 2022.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

TB-PIUs

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as common units but carry no redemption rights. The following table summarizes TB-PIUs activity under our share-based compensation plan for 2022, 2023 and 2024:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	163,073	$25.99
Granted	101,966	$26.39
Vested	(77,709)	$26.04
Unvested as of December 31, 2022	187,330	$26.19
Granted	123,900	$25.40
Forfeited	(27,182)	$26.46
Vested	(89,633)	$25.95
Unvested as of December 31, 2023	194,415	$25.76
Granted	127,795	$24.57
Vested	(98,271)	$25.63
Unvested as of December 31, 2024	223,939	$25.14
Unvested TB-PIUs as of December 31, 2024 that are expected to vest	222,554	$25.14

The aggregate intrinsic value of TB-PIUs that vested was $2.4 million in 2024, $2.3 million in 2023 and $2.0 million in 2022.

PB-PIUs

We made the following grants of PB-PIUs to senior management team members from 2020 through 2024 (dollars in thousands, except per share data):

Grant Date	Number of PB-PIUs Granted	Grant Date Fair Value	Number of PB-PIUs Outstanding as of December 31, 2024
1/1/2020	176,758	$2,891	—
1/1/2021	227,544	$3,417	—
1/1/2022	231,838	$3,810	192,996
1/1/2023	275,402	$4,343	225,590
1/1/2024	299,766	$5,405	299,766

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles. In addition:

>for PB-PIUs granted in 2024:
>if COPT Defense’s TSR is negative when its TSR’s percentile rank exceeds the 50th percentile, then the earned PB-PIU payout percentage used to arrive at the earned awards would be reduced by 12.5 percentage points, but in no event to a payout percentage of less than 50% of PB-PIUs granted; however, the resulting reduction in earned awards would subsequently be deemed earned awards if COPT Defense’s TSR becomes positive on any date in the calendar year following the end of the performance period; and
>regardless of COPT Defense’s TSR relative to the peer group, no less than 50% (target) of the PB-PIUs granted will be earned if COPT Defense’s TSR is at least 10% and no less than 25% of the PB-PIUs granted will be earned if COPT Defense’s TSR is at least 6%, with linear interpolation if COPT Defense’s TSR is between 6% and 10%; and
>for PB-PIUs granted prior to 2024, if COPT Defense’s TSR is negative, the maximum number of earned awards will be limited to the target level payout percentage.

During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of common units but carry no redemption rights.

Following the end of the performance period, we settle the award by issuing vested PIUs equal to the number of earned awards and either:

>for awards granted in 2024, 2023, 2022 and 2021, issuing additional vested PIUs equal to the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time; or
>for awards granted in 2020, paying cash equal to the excess, if any, of: the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date; over the aggregate distributions made on the PB-PIUs during the performance period.

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
>for the 2021 PB-PIUs issued to employees that vested on December 31, 2023, we issued 211,845 vested PIUs in settlement of the PB-PIUs on February 1, 2024; and
>for the 2022 PB-PIUs issued to employees that vested on December 31, 2024, we issued 212,831 vested PIUs in settlement of the PB-PIUs on February 1, 2025.

We computed grant date fair values for PB-PIUs using Monte Carlo models and recognize these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PB-PIUs granted in 2022, 2023 and 2024 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU at Target-Level Award	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2022	$32.87	$27.97	31.7%	0.98%
1/1/2023	$31.54	$25.94	35.0%	4.28%
1/1/2024	$36.06	$25.63	25.9%	4.13%

In 2023, 126,890 PB-PIUs were forfeited due to an award recipient’s resignation.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred Share Awards

We made the following grants of deferred share awards to non-employee Trustees in 2022, 2023 and 2024 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Award
2022	6,771	$166	$24.50
2023	9,046	$215	$23.75
2024	8,796	$217	$24.66

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). We did not have any award settlements in 2022, 2023 or 2024.

13.    Information by Business Segment

We organize our portfolio of operating properties into reportable segments based primarily on their location and secondarily on their physical characteristics and use. We have the following reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort Meade/BW Corridor; NoVA Defense/IT; Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville, Alabama); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the fourth quarter of 2024, we retrospectively reclassified to our Other reportable segment a property that we sold in January 2022 and previously reported as a separate reportable segment referred to as Wholesale Data Center.

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes real estate revenues and other segment items, which is comprised of: property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). Property operating expenses represent costs associated with operating our properties, including property taxes, ground rents, utilities, property management, insurance, repairs and exterior and interior maintenance, as well as associated labor and indirect costs.

FASB guidance on segment reporting uses the term chief operating decision maker to define a function responsible for allocating resources to and assessing the performance of the segments of a public entity. Our President and Chief Executive Officer served as our chief operating decision maker for each of the periods included herein. Our chief operating decision maker uses budget to actual comparisons of:

>NOI from real estate operations to assess the performance of our segments; and
>operating expense information on a consolidated basis and for our Same Property pool (defined as our properties stably owned and 100% operational throughout both the current and prior year) to manage expenses associated with operating our properties.

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” (which were included in our data center shells sub-segment and totaled $36.0 million, $38.3 million and $20.0 million as of December 31, 2024, 2023 and 2022, respectively). In the third quarter of 2024, we retrospectively changed our segment assets definition to include deficit investment balances in UJVs owning operating properties.

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Year Ended December 31, 2024
Revenues from real estate operations	$314,411	$86,034	$67,837	$32,628	$69,317	$37,190	$607,417	$70,300	$677,717
Other segment items:
Property operating expenses	(107,128)	(36,059)	(37,169)	(15,146)	(24,185)	(6,124)	(225,811)	(40,190)	(266,001)
UJV NOI allocable to COPT Defense	—	—	—	—	—	7,217	7,217	—	7,217
Total other segment items	(107,128)	(36,059)	(37,169)	(15,146)	(24,185)	1,093	(218,594)	(40,190)	(258,784)
NOI from real estate operations	$207,283	$49,975	$30,668	$17,482	$45,132	$38,283	$388,823	$30,110	$418,933
Additions to long-lived assets	$64,023	$27,205	$17,098	$10,128	$7,253	$—	$125,707	$20,078	$145,785
Transfers from non-operating properties	$3,910	$1,016	$10	$352	$60,872	$65,314	$131,474	$5,456	$136,930
Segment assets at December 31, 2024	$1,445,236	$494,881	$199,166	$162,855	$601,430	$488,429	$3,391,997	$318,650	$3,710,647

Year Ended December 31, 2023
Revenues from real estate operations	$290,061	$80,413	$67,254	$32,638	$55,131	$27,444	$552,941	$71,862	$624,803
Other segment items:
Property operating expenses	(99,788)	(31,593)	(36,616)	(14,614)	(19,148)	(2,703)	(204,462)	(42,923)	(247,385)
UJV NOI allocable to COPT Defense	—	—	—	—	—	6,659	6,659	—	6,659
Total other segment items	(99,788)	(31,593)	(36,616)	(14,614)	(19,148)	3,956	(197,803)	(42,923)	(240,726)
NOI from real estate operations	$190,273	$48,820	$30,638	$18,024	$35,983	$31,400	$355,138	$28,939	$384,077
Additions to long-lived assets	$54,564	$19,041	$62	$5,785	$20,949	$—	$100,401	$17,227	$117,628
Transfers from non-operating properties	$64,264	$4,136	$166	$2,651	$86,868	$115,052	$273,137	$2,671	$275,808
Segment assets at December 31, 2023	$1,446,164	$490,104	$188,847	$163,818	$554,803	$430,075	$3,273,811	$312,728	$3,586,539

Year Ended December 31, 2022
Revenues from real estate operations	$273,790	$73,985	$62,911	$32,754	$38,593	$35,722	$517,755	$68,623	$586,378
Other segment items:
Property operating expenses	(97,727)	(26,635)	(32,301)	(14,001)	(15,600)	(4,372)	(190,636)	(37,765)	(228,401)
UJV NOI allocable to COPT Defense	—	—	—	—	—	4,327	4,327	—	4,327
Total other segment items	(97,727)	(26,635)	(32,301)	(14,001)	(15,600)	(45)	(186,309)	(37,765)	(224,074)
NOI from real estate operations	$176,063	$47,350	$30,610	$18,753	$22,993	$35,677	$331,446	$30,858	$362,304
Additions to long-lived assets	$48,443	$11,102	$—	$3,801	$3,405	$—	$66,751	$37,775	$104,526
Transfers from non-operating properties	$69,771	$1,882	$1,290	$6,420	$158,831	$179,522	$417,716	$704	$418,420
Segment assets at December 31, 2022	$1,387,517	$488,277	$194,481	$169,119	$453,543	$461,011	$3,153,948	$553,863	$3,707,811

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Segment revenues from real estate operations	$677,717	$624,803	$586,378
Construction contract and other service revenues	75,550	60,179	154,632
Less: Revenues from discontinued operations (Note 4)	—	—	(1,980)
Total revenues	$753,267	$684,982	$739,030

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Segment property operating expenses	$266,001	$247,385	$228,401
Less: Property operating expenses from discontinued operations (Note 4)	—	—	(971)
Total property operating expenses	$266,001	$247,385	$227,430

 The following table reconciles UJV NOI allocable to COPT Defense to equity in income (loss) of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
UJV NOI allocable to COPT Defense	$7,217	$6,659	$4,327
Less: Income from UJVs allocable to COPT Defense attributable to depreciation and amortization expense, interest expense and gain on early extinguishment of debt	(6,820)	(6,917)	(3,145)
Add: Equity in (loss) income of unconsolidated non-real estate entities	—	(3)	561
Equity in income (loss) of unconsolidated entities	$397	$(261)	$1,743

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

	For the Years Ended December 31,
	2024	2023	2022
Construction contract and other service revenues	$75,550	$60,179	$154,632
Construction contract and other service expenses	(73,265)	(57,416)	(149,963)
NOI from service operations	$2,285	$2,763	$4,669

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
NOI from real estate operations	$418,933	$384,077	$362,304
NOI from service operations	2,285	2,763	4,669
Depreciation and other amortization associated with real estate operations	(153,640)	(148,950)	(141,230)
Impairment losses	—	(252,797)	—
General, administrative, leasing and other expenses	(47,038)	(42,769)	(38,991)
Interest expense	(82,151)	(71,142)	(61,174)
Interest and other income, net	12,661	12,587	9,070
Gain on sales of real estate	—	49,392	19,250
Loss on early extinguishment of debt	—	—	(609)
Equity in income (loss) of unconsolidated entities	397	(261)	1,743
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	(7,217)	(6,659)	(4,327)
Income tax expense	(288)	(588)	(447)
Revenues from real estate operations from discontinued operations (Note 4)	—	—	(1,980)
Property operating expenses from discontinued operations (Note 4)	—	—	971
Income (loss) from continuing operations	$143,942	$(74,347)	$149,249

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	As of December 31,
	2024	2023
Segment assets	$3,710,647	$3,586,539
Operating properties lease liabilities included in segment assets	49,631	34,346
Investment in UJV deficit balance included in segment assets	3,409	2,776
Non-operating property assets	277,147	258,299
Other assets	213,357	365,006
Total consolidated assets	$4,254,191	$4,246,966

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes. In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, gain on sales of real estate, loss on early extinguishment of debt and equity in income (loss) of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general, administrative, leasing and other expenses, interest and other income, net, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

14.      Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Construction contract revenue:
FFP	$36,073	$30,846	$15,119
GMP	32,002	18,178	129,149
Cost-plus fee	5,875	9,843	8,320
Other	1,600	1,312	2,044
	$75,550	$60,179	$154,632

We derived 98% of our construction contract revenue from the USG in 2024, 88% in 2023 and 90% in 2022.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We recognized an insignificant amount of revenue in 2024, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Beginning balance	$10,500	$7,618
Ending balance	$8,828	$10,500

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Beginning balance	$15,086	$22,331
Ending balance	$17,050	$15,086

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Beginning balance	$4,176	$2,867
Ending balance	$2,016	$4,176
Portion of beginning balance recognized in revenue during the year	$2,290	$326

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2024 that will be recognized as revenue in future periods was $34.5 million, all of which we expect to recognize in 2025.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of December 31, 2024 and 2023. We had credit loss recoveries on construction contracts receivable and unbilled construction revenue of $740,000 in 2022 and no significant credit loss expense or recoveries in 2024 or 2023.

15.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses in 2022, 2023 and 2024 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2021	$1,599	$1,057	$913	$3,569
Net credit loss expense (recoveries) (3)	1,195	(279)	(645)	271
December 31, 2022	2,794	778	268	3,840
Credit loss recoveries (3)	(417)	(79)	(115)	(611)
Write-offs	—	(33)	—	(33)
December 31, 2023	2,377	666	153	3,196
Net credit loss expense (recoveries) (3)	415	46	(78)	383
Write-offs	—	(97)	—	(97)
December 31, 2024	$2,792	$615	$75	$3,482
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of December 31, 2024 and 2023 included $60,000 and $87,000, respectively, in the line entitled “accounts receivable, net” and $15,000 and $66,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of December 31, 2024 (in thousands):

	Origination Year
	2019 and Earlier	2020	2021	2022	2023	2024	Total
Investing receivables:
Credit risk classification:
Investment grade	$54,997	$2,719	$10,878	$—	$647	$—	$69,241
Non-investment grade	—	—	—	3,231	—	—	3,231
Total	$54,997	$2,719	$10,878	$3,231	$647	$—	$72,472

Tenant notes receivable:
Credit risk classification:
Investment grade	$573	$30	$—	$—	$—	$—	$603
Non-investment grade	4	1,316	—	—	—	425	1,745
Total	$577	$1,346	$—	$—	$—	$425	$2,348
Gross write-offs during the year ended December 31, 2024	$97	$—	$—	$—	$—	$—	$97

Sales-type lease receivable:
Credit risk classification:
Investment grade	$—	$4,487	$—	$—	$—	$—	$4,487

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2024.

None of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date.

Tenant notes receivable on nonaccrual status as of December 31, 2024 and 2023 were not significant. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the years ended December 31, 2024, 2023 and 2022.

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

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs and deferred share awards and the if-converted method for exchangeable debt (including our 5.25% Notes), common units, redeemable noncontrolling interests, PB-PIUs and vested PIUs and deferred share awards not previously settled by common share issuances.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Income (loss) from continuing operations	$143,942	$(74,347)	$149,249
(Income) loss from continuing operations attributable to noncontrolling interests	(5,013)	878	(5,372)
Income from continuing operations attributable to share-based compensation awards for basic EPS	(510)	(1,199)	(451)
Numerator for basic EPS from continuing operations attributable to common shareholders	$138,419	$(74,668)	$143,426
Redeemable noncontrolling interests	—	—	(169)
Adjustment to income from continuing operations attributable to share-based compensation awards for diluted EPS	89	—	78
Numerator for diluted EPS from continuing operations attributable to common shareholders	$138,508	$(74,668)	$143,335
Discontinued operations	—	—	29,573
Discontinued operations attributable to noncontrolling interests	—	—	(421)
Income from discontinued operations attributable to share-based compensation awards for diluted EPS	—	—	(90)
Numerator for diluted EPS on net income (loss) attributable to common shareholders	$138,508	$(74,668)	$172,397

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	112,296	112,178	112,073
Dilutive effect of redeemable noncontrolling interests	—	—	116
Dilutive effect of share-based compensation awards	603	—	431
Denominator for diluted EPS (common shares)	112,899	112,178	112,620

Basic EPS attributable to common shareholders:
Income (loss) from continuing operations	$1.23	$(0.67)	$1.28
Discontinued operations	—	—	0.26
Net income (loss)	$1.23	$(0.67)	$1.54
Diluted EPS attributable to common shareholders:
Income (loss) from continuing operations	$1.23	$(0.67)	$1.27
Discontinued operations	—	—	0.26
Net income (loss)	$1.23	$(0.67)	$1.53

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2024	2023	2022
Conversion of common units	1,672	1,509	1,454
Conversion of redeemable noncontrolling interests	842	969	866

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards of 434,000 for 2024, 416,000 for 2023 and 399,000 for 2022;
>weighted average TB-PIUs of 223,000 for 2024, 175,000 for 2023 and 187,000 for 2022;
>weighted average vested PIUs of 215,000 for 2024 and 154,000 for 2023; and
>weighted average PB-PIUs of 629,000 for 2023.

As discussed in Note 8, our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the years ended December 31, 2024 and 2023 was less than the exchange price applicable to those periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2024, management believes that it is reasonably possible that we could recognize a loss of up to $4.9 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

Environmental

We are subject to various federal, state and local environmental regulations related to our property ownership and operations.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

In connection with a lease and subsequent sale in prior periods of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate most of any potential future losses that may result from these indemnification agreements.

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $25 million as of December 31, 2024. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2024, we do not expect any such future fundings will be required.

Corporate Office Properties Trust and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$—	$6,720	$31,215	$31,887	$6,720	$63,102	$69,822	$(39,347)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	71,180	108	—	71,288	71,288	(7,700)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	—	—	20,533	241	—	20,774	20,774	(6,092)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	—	—	19,593	4,359	—	23,952	23,952	(5,701)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	427	364	3,536	3,900	(1,985)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	—	—	22,389	11,794	—	34,183	34,183	(7,987)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,775	11,615	—	61,390	61,390	(27,471)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,769	1,197	2,130	18,966	21,096	(7,305)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	11,996	—	54,460	54,460	(25,127)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	6,876	1,906	14,499	16,405	(10,092)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	4,996	2,917	17,255	20,172	(12,210)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	7,034	2,517	17,102	19,619	(12,476)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	5,924	3,684	13,441	17,125	(10,100)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	2,743	905	6,363	7,268	(4,066)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	8,433	1,386	14,009	15,395	(7,632)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	14,962	2,847	26,948	29,795	(15,830)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	7,302	2,484	17,052	19,536	(12,646)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	3,389	950	7,253	8,203	(2,606)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	6,413	3,507	36,590	40,097	(17,042)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	2,995	3,407	27,162	30,569	(13,892)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	7,169	2,398	16,707	19,105	(10,822)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	7,395	3,731	23,348	27,079	(13,205)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,577	187	—	1,577	187	1,764	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	5,813	1,572	13,988	15,560	(9,477)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	8,355	1,615	16,713	18,328	(9,584)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	10,714	3,436	25,116	28,552	(16,346)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	13,137	20,753	47,566	13,137	68,319	81,456	(40,781)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	18,568	4,415	38,933	43,348	(26,087)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	9,591	5,753	23,206	28,959	(13,122)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(7,783)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(30)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(48)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	75	393	3,398	3,791	(629)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(500)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	1,143	613	3,725	4,338	(2,358)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	3,736	1,856	11,161	13,017	(6,049)	2000	12/28/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,674	522	3,764	4,286	(1,924)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,481	688	5,341	6,029	(3,442)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,715	773	5,809	6,582	(3,801)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	906	436	2,648	3,084	(1,632)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	4,762	26,046	34,717	4,762	60,763	65,525	(50,069)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	3,729	21,500	28,740	3,729	50,240	53,969	(35,257)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	895	134	2,606	2,740	(1,016)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	1,402	593	113	1,995	2,108	(813)	2010	9/14/2007
2100 L Street (O)	Washington, DC	—	41,935	74,965	—	41,935	74,965	116,900	(8,426)	2020	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,336	3,583	—	10,919	10,919	(3,759)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,657	1,422	8,376	9,798	(5,120)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,278	5,791	3,085	1,278	8,876	10,154	(5,966)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	3,061	1,094	8,099	9,193	(5,307)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,160	10,419	12,011	2,160	22,430	24,590	(11,076)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	706	692	3,757	4,449	(2,690)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	4,704	21,487	23,603	4,704	45,090	49,794	(27,845)	1985	3/19/2015
2600 Park Tower Drive (O)	Vienna, VA	—	20,263	34,443	17,535	20,263	51,978	72,241	(13,133)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	9,191	2,098	26,525	28,623	(14,958)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	8,523	1,737	23,789	25,526	(15,503)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	7,198	2,251	28,809	31,060	(17,607)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	3,257	3,863	32,529	36,392	(17,427)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	5,706	4,611	20,303	24,914	(12,575)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	10,659	8,737	42,271	51,008	(27,592)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	—	—	2,501	762	—	3,263	3,263	(3,093)	2009	8/7/2015
300 Secured Gateway (O)	Huntsville, AL	—	—	64,356	32	—	64,388	64,388	(1,986)	2023	3/23/2010
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	3,702	1,517	62,867	64,384	(24,050)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	8,015	2,648	37,702	40,350	(15,247)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	5,353	3,411	30,270	33,681	(15,864)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	3,901	3,260	26,493	29,753	(12,963)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,365	1,422	28,573	29,995	(10,521)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	50,750	706	2,372	51,456	53,828	(9,550)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,530	7,230	261	33,760	34,021	(15,607)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	—	3,138	27,797	30,935	(7,169)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	—	1,254	7,741	8,995	(2,180)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	279	2,748	38,435	41,183	(12,332)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	568	2,185	28,994	31,179	(13,784)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	156	2,067	21,779	23,846	(9,301)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	1,901	2,605	24,728	27,333	(11,611)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	62	1,656	23,080	24,736	(8,271)	2010	6/29/2006
340th Trail (L)	Van Meter, IA	—	32,852	419	—	32,852	419	33,271	—	(6)	9/27/2024
3900 Rogers Road (O)	San Antonio, TX	—	2,932	14,101	—	2,932	14,101	17,033	(88)	2005	9/26/2024
400 National Business Parkway (O)	Annapolis Junction, MD	—	—	41,547	—	—	41,547	41,547	—	(7)	6/29/2006
4000 Market Street (O)	Huntsville, AL	5,835	—	9,198	2,162	—	11,360	11,360	(1,666)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	2,997	1,831	26,254	28,085	(9,010)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	5,080	—	8,046	26	—	8,072	8,072	(1,118)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	31,607	4,364	2,370	35,971	38,341	(8,289)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	4,562	1,852	26,125	27,977	(8,672)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	1,861	817	3,444	4,261	(2,577)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,229	405	2,848	3,253	(2,161)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	315	434	4,137	4,571	(2,774)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	418	344	1,308	1,652	(792)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	2,697	1,309	6,203	7,512	(4,564)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	2,884	2,272	16,692	18,964	(5,819)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	27,338	123	—	27,461	27,461	(2,376)	2020	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	3,016	1,406	8,812	10,218	(5,497)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	5,164	1,200	12,363	13,563	(6,500)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	1,355	1,878	12,913	14,791	(5,991)	2004	8/14/2002
5300 Redstone Gateway (O)	Huntsville, AL	—	—	19,001	—	—	19,001	19,001	(392)	2024	3/23/2010
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	35,639	41	2,035	35,680	37,715	(5,925)	2017	6/29/2006
550 National Business Parkway (O)	Annapolis Junction, MD	—	2,678	44,027	—	2,678	44,027	46,705	(1,298)	2023	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	2,376	—	22,448	22,448	(9,156)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	985	—	5,535	5,535	(2,425)	2007	3/8/2006
560 National Business Parkway (O)	Annapolis Junction, MD	—	2,193	55,484	—	2,193	55,484	57,677	(3,047)	2022	6/29/2006
5801 University Research Court (O)	College Park, MD	10,400	—	17,431	162	—	17,593	17,593	(3,158)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	18,067	—	22,771	3,675	—	26,446	26,446	(10,782)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	19,114	—	31,906	1,112	—	33,018	33,018	(12,415)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,542	35	—	8,577	8,577	(852)	2020	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	7,636	54,053	—	7,636	54,053	61,689	(4,263)	2021	6/29/2006
6200 Redstone Gateway (O)	Huntsville, AL	—	—	51,343	—	—	51,343	51,343	(2,849)	2022	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	11,262	1,755	18,281	20,036	(11,758)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,693	1,624	897	14,317	15,214	(5,801)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	3,413	2,683	26,652	29,335	(12,411)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	8,321	1,242	13,290	14,532	(7,669)	1990	12/31/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	14,624	1,753	48,714	50,467	(17,021)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,698	449	7,737	8,186	(4,923)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	7,035	2,807	26,133	28,940	(16,920)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	4,209	10,544	1,424	14,753	16,177	(4,110)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	535	675	2,246	2,921	(855)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	6,070	1,263	18,531	19,794	(12,881)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	4,253	890	7,814	8,704	(5,817)	1991	12/31/1998
6841 Benjamin Franklin Drive (O)	Columbia, MD	—	5,429	2,534	1,697	5,429	4,231	9,660	(567)	2008	3/15/2024
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	13,156	3,545	23,072	26,617	(15,179)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	28,278	3,223	3,596	31,501	35,097	(14,899)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	10,516	3,131	22,619	25,750	(14,394)	1999	5/31/2002
7000 Redstone Gateway (O)	Huntsville, AL	—	—	10,036	30	—	10,066	10,066	(458)	2022	3/23/2010
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,560	2,058	9,653	11,711	(6,068)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	2,902	729	5,996	6,725	(4,125)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,707	902	7,391	8,293	(5,314)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	4,017	919	7,780	8,699	(5,221)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	10,077	1,829	21,900	23,729	(12,159)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	12,983	17	—	13,000	13,000	(1,164)	2021	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	49,926	34,620	20,487	84,546	105,033	(38,340)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	3,187	1,350	7,546	8,896	(4,927)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	837	704	5,537	6,241	(2,503)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	3,067	1,104	6,585	7,689	(4,841)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	4,236	1,342	11,384	12,726	(5,690)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	1,824	1,032	5,253	6,285	(2,620)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	16,232	1,821	20,620	22,441	(4,463)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,609	2,732	11,615	14,347	(6,810)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,624	1,283	5,720	7,003	(3,387)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	57	1,788	7,326	9,114	(2,031)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	206	—	8,554	8,554	(2,273)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	5,908	4,089	28,538	32,627	(15,880)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	345	1,367	21,764	23,131	(6,129)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	5,263	1,479	11,563	13,042	(7,203)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	2,313	972	6,201	7,173	(3,808)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	93	—	9,316	9,316	(2,231)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	7,729	1,565	10,845	12,410	(6,398)	1990	4/28/1999
7500 Advanced Gateway (O)	Huntsville, AL	—	—	18,665	97	—	18,762	18,762	(2,138)	2020	3/23/2010

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
7600 Advanced Gateway (O)	Huntsville, AL	—	—	13,752	28	—	13,780	13,780	(1,514)	2020	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	—	3,825	34,176	2,055	3,825	36,231	40,056	(13,148)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,892	2,185	6,387	81,077	87,464	(24,179)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	27,166	1,675	4,857	28,841	33,698	(7,003)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	28,157	203	—	28,360	28,360	(1,964)	2021	3/23/2010
8100 Rideout Road (O)	Huntsville, AL	—	—	35,591	3	—	35,594	35,594	(544)	2024	3/23/2010
8200 Rideout Road (O)	Huntsville, AL	—	—	45,903	3	—	45,906	45,906	(3,138)	2022	3/23/2010
8300 Rideout Road (O)	Huntsville, AL	—	—	52,633	6	—	52,639	52,639	(3,672)	2022	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	27,314	59	—	27,373	27,373	(2,765)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	8,084	2,317	20,726	23,043	(11,072)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	3,443	1,510	7,207	8,717	(4,749)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,848	1,718	9,128	10,846	(6,173)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,600	2,003	20,042	22,045	(14,579)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	11,260	—	18,470	12	—	18,482	18,482	(2,363)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	4,442	1,165	9,214	10,379	(6,534)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	8,106	1,156	12,543	13,699	(7,281)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	3,610	1,215	8,471	9,686	(6,123)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,533	922	6,281	7,203	(3,990)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	8,846	939	12,602	13,541	(6,868)	1983	4/30/1998
9700 Advanced Gateway (O)	Huntsville, AL	—	—	7,021	—	—	7,021	7,021	—	(7)	3/23/2010
Arundel Preserve (L)	Hanover, MD	—	13,352	10,799	—	13,352	10,799	24,151	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	—	6,000	54	—	6,054	6,054	(54)	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	2,866	7,271	2,371	2,866	9,642	12,508	(8,142)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,725	—	6,387	3,725	10,112	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	8,677	—	705	8,677	9,382	(542)	2022	3/24/2004
M Square Research Park (L)	College Park, MD	—	—	3,254	—	—	3,254	3,254	—	(6)	1/29/2008
MP 3 (O)	Northern Virginia	—	9,038	3,134	—	9,038	3,134	12,172	—	(7)	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	15,554	25,740	—	15,554	25,740	41,294	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	134	—	1,755	134	1,889	—	(6)	9/14/2007
NoVA Office A (O)	Chantilly, VA	—	2,096	46,849	—	2,096	46,849	48,945	(11,607)	2015	7/18/2002
NoVA Office B (O)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(7,656)	2016	7/18/2002
NoVA Office C (O)	Chantilly, VA	—	7,751	85,774	—	7,751	85,774	93,525	(6,647)	2021	7/18/2002
NoVA Office D (O)	Chantilly, VA	—	6,587	40,559	—	6,587	40,559	47,146	(7,516)	2017	7/2/2013
Oak Grove A (O)	Northern Virginia	—	12,866	42,090	—	12,866	42,090	54,956	(4,333)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	41,621	—	12,866	41,621	54,487	(4,951)	2019	11/1/2018
Oak Grove C (O)	Northern Virginia	—	11,741	79,004	—	11,741	79,004	90,745	(5,300)	2022	11/1/2018

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
Oak Grove D (O)	Northern Virginia	—	11,741	78,391	—	11,741	78,391	90,132	(4,041)	2022	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	6,985	1,637	12,485	14,122	(6,974)	1974/1985	12/14/2000
Patriot Ridge (L)	Springfield, VA	—	18,517	14,650	—	18,517	14,650	33,167	—	(6)	3/10/2010
Project EL (O)	Confidential-USA	—	7,190	46,922	—	7,190	46,922	54,112	(4,055)	2021	1/20/2006
Project EX (O)	Confidential-USA	—	13,010	19,107	—	13,010	19,107	32,117	(2,754)	2018	7/16/2008
PS A (O)	Northern Virginia	—	4,078	54,767	—	4,078	54,767	58,845	(1,876)	2023	1/27/2005
PS B (O)	Northern Virginia	—	3,468	47,630	—	3,468	47,630	51,098	(1,238)	2023	1/27/2005
Redstone Gateway (L)	Huntsville, AL	—	—	36,810	66	—	36,876	36,876	(2)	(6)	3/23/2010
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(17,354)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(428)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(755)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	53	1,964	21,231	23,195	(7,526)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	73	1,964	21,371	23,335	(7,543)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(7,498)	2015	6/14/2005
Southpoint Phase 2 Bldg A (O)	Northern Virginia	—	4,404	56,542	—	4,404	56,542	60,946	(205)	2024	7/24/2019
Southpoint Phase 2 Bldg B (O)	Northern Virginia	—	3,752	2,850	—	3,752	2,850	6,602	—	(7)	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	8,667	3,759	—	8,667	3,759	12,426	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	1,140	258	—	1,398	1,398	(200)	Various	Various
		$69,756	$611,802	$3,744,901	$811,116	$611,802	$4,556,017	$5,167,819	$(1,537,293)
(1)A legend for the Property Type follows: (O) = Office or data center shell property; (L) = Land held or pre-development; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $75.0 million, term loan facilities of $124.6 million, unsecured senior notes of $2.1 billion, unsecured notes payable of $251,000, and deferred financing costs, net of premiums, on the remaining loans of $155,000.
(3)The aggregate cost of these assets for federal income tax purposes was approximately $3.9 billion as of December 31, 2024.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2024.
(7)Under development as of December 31, 2024.

The following table summarizes our changes in cost of properties for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Beginning balance	$4,903,840	$4,986,537	$4,959,709
Acquisitions of operating properties (1)	24,996	—	—
Improvements and other additions	239,096	333,081	350,702
Sales (2)	—	(162,981)	(323,874)
Impairments (3)	—	(252,797)	—
Other dispositions	(113)	—	—
Ending balance	$5,167,819	$4,903,840	$4,986,537

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2024	2023	2022
Beginning balance	$1,400,162	$1,273,448	$1,234,908
Depreciation expense	137,224	132,728	124,803
Sales (2)	—	(6,014)	(86,263)
Other dispositions	(93)	—	—
Ending balance	$1,537,293	$1,400,162	$1,273,448

(1)Includes acquisitions of two operating properties, as described in Note 4 to our consolidated financial statements. This amount excludes intangible assets associated with acquisitions.
(2)Includes sales of our wholesale data center and ownership interests in data center shells through newly-formed unconsolidated real estate joint ventures, as described in Note 4 to our consolidated financial statements.
(3)Includes impairment recognized on six operating properties and a parcel of land, as described in Note 4 to our consolidated financial statements.