Form 10-Q
period 2025-03-31
COPT DEFENSE PROPERTIES
filed 2025-05-01
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of April 21, 2025, 112,880,922 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Properties, net
Operating properties, net	$3,343,341	$3,353,477
Projects in development or held for future development	300,141	277,049
Total properties, net	3,643,482	3,630,526
Property - operating lease right-of-use assets	54,374	55,760
Cash and cash equivalents	24,292	38,284
Investment in unconsolidated real estate joint ventures	38,960	39,360
Accounts receivable, net	45,924	42,234
Deferred rent receivable	165,968	161,438
Lease incentives, net	64,260	64,013
Deferred leasing costs (net of accumulated amortization of $43,253 and $44,060, respectively)	71,468	71,268
Investing receivables (net of allowance for credit losses of $3,362 and $2,792, respectively)	78,430	69,680
Prepaid expenses and other assets, net	63,153	81,628
Total assets	$4,250,311	$4,254,191
Liabilities and equity
Liabilities
Debt, net	$2,412,670	$2,391,755
Accounts payable and accrued expenses	98,039	126,031
Rents received in advance and security deposits	41,624	38,560
Dividends and distributions payable	35,208	33,909
Deferred revenue associated with operating leases	38,915	39,752
Property - operating lease liabilities	48,216	49,240
Other liabilities	13,809	14,377
Total liabilities	2,688,481	2,693,624
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	23,539	23,974
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,882,315 at March 31, 2025 and 112,703,460 at December 31, 2024)	1,129	1,127
Additional paid-in capital	2,492,454	2,494,369
Cumulative distributions in excess of net income	(1,003,120)	(1,003,401)
Accumulated other comprehensive income	403	988
Total shareholders’ equity	1,490,866	1,493,083
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	32,745	28,935
Other consolidated entities	14,680	14,575
Noncontrolling interests in subsidiaries	47,425	43,510
Total equity	1,538,291	1,536,593
Total liabilities, redeemable noncontrolling interest and equity	$4,250,311	$4,254,191

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Lease revenue	$175,308	$165,433
Other property revenue	2,289	1,230
Construction contract and other service revenues	10,259	26,603
Total revenues	187,856	193,266
Operating expenses
Property operating expenses	72,040	66,746
Depreciation and amortization associated with real estate operations	39,359	38,351
Construction contract and other service expenses	9,705	26,007
General, administrative, leasing and other expenses	12,156	11,747
Total operating expenses	133,260	142,851
Interest expense	(20,504)	(20,767)
Interest and other income, net	1,568	4,122
Gain on sales of real estate	300	—
Income before equity in income of unconsolidated entities and income taxes	35,960	33,770
Equity in income of unconsolidated entities	371	69
Income tax expense	(103)	(168)
Net income	36,228	33,671
Net income attributable to noncontrolling interests
Common units in CDPLP	(726)	(608)
Other consolidated entities	(762)	(454)
Net income attributable to common shareholders	$34,740	$32,609

Earnings per common share
Net income attributable to common shareholders - basic	$0.31	$0.29
Net income attributable to common shareholders - diluted	$0.31	$0.29

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$36,228	$33,671
Other comprehensive (loss) income
Unrealized (loss) income on interest rate derivatives	(80)	2,981
Reclassification adjustments on interest rate derivatives recognized in interest expense	(562)	(1,180)
Total other comprehensive (loss) income	(642)	1,801
Comprehensive income	35,586	35,472
Comprehensive income attributable to noncontrolling interests	(1,431)	(1,129)
Comprehensive income attributable to common shareholders	$34,155	$34,343

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Redemption of common units	—	—	—	—	(1,180)	(1,180)
Share-based compensation (85,509 shares issued, net of redemptions)	—	1,158	—	—	1,652	2,810
Redemption of vested equity awards	—	(1,039)	—	—	—	(1,039)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(3,255)	—	—	3,255	—
Comprehensive income	—	—	32,609	1,734	660	35,003
Dividends	—	—	(33,255)	—	—	(33,255)
Distributions to owners of common units in CDPLP	—	—	—	—	(655)	(655)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	615	—	—	—	615
Balance at March 31, 2024 (112,640,861 common shares outstanding)	$1,126	$2,487,468	$(1,009,964)	$3,849	$43,567	$1,526,046

For the Three Months Ended March 31, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (11,589 shares)	—	156	—	—	(156)	—
Redemption of common units	—	—	—	—	(313)	(313)
Share-based compensation (167,266 shares issued, net of redemptions)	2	1,057	—	—	1,883	2,942
Redemption of vested equity awards	—	(1,125)	—	—	—	(1,125)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(2,438)	—	—	2,438	—
Comprehensive income	—	—	34,740	(585)	826	34,981
Dividends	—	—	(34,459)	—	—	(34,459)
Distributions to owners of common units in CDPLP	—	—	—	—	(756)	(756)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	435	—	—	—	435
Balance at March 31, 2025 (112,882,315 common shares outstanding)	$1,129	$2,492,454	$(1,003,120)	$403	$47,425	$1,538,291

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Revenues from real estate operations received	$171,405	$173,830
Construction contract and other service revenues received	22,223	11,445
Property operating expenses paid	(69,145)	(58,314)
Construction contract and other service expenses paid	(12,403)	(18,894)
General, administrative, leasing and other expenses paid	(13,242)	(11,828)
Interest expense paid	(20,499)	(20,996)
Lease incentives paid	(8,719)	(6,578)
Other	2,456	2,325
Net cash provided by operating activities	72,076	70,990
Cash flows from investing activities
Properties in development or held for future development	(34,886)	(39,932)
Acquisitions of operating properties and related intangible assets	—	(15,210)
Tenant improvements on operating properties	(14,484)	(7,946)
Other capital improvements on operating properties	(6,939)	(13,084)
Investing receivables funded	(9,259)	(886)
Leasing costs paid	(4,363)	(2,666)
Other	385	813
Net cash used in investing activities	(69,546)	(78,911)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	87,000	—
Repayments of debt
Revolving Credit Facility	(67,000)	—
Scheduled principal amortization	(461)	(769)
Common share dividends paid	(33,279)	(32,104)
Other	(2,441)	(3,546)
Net cash used in financing activities	(16,181)	(36,419)
Net decrease in cash and cash equivalents and restricted cash	(13,651)	(44,340)
Cash and cash equivalents and restricted cash
Beginning of period	39,697	169,424
End of period	$26,046	$125,084

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Reconciliation of net income to net cash provided by operating activities
Net income	$36,228	$33,671
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	39,901	38,959
Amortization of deferred financing costs and net debt discounts	1,718	1,699
Change in net deferred rent receivable and liability	(5,290)	496
Gain on sales of real estate	(300)	—
Share-based compensation	2,854	2,645
Other	980	(178)
Changes in operating assets and liabilities
Increase in accounts receivable	(3,628)	(1,303)
Decrease (increase) in lease incentives and prepaid expenses and other assets, net	15,971	(2,498)
Decrease in accounts payable, accrued expenses and other liabilities	(19,422)	(4,649)
Increase in rents received in advance and security deposits	3,064	2,148
Net cash provided by operating activities	$72,076	$70,990
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$38,284	$167,820
Restricted cash at beginning of period	1,413	1,604
Cash and cash equivalents and restricted cash at beginning of period	$39,697	$169,424

Cash and cash equivalents at end of period	$24,292	$123,144
Restricted cash at end of period	1,754	1,940
Cash and cash equivalents and restricted cash at end of period	$26,046	$125,084
Supplemental schedule of non-cash investing and financing activities
Decrease in accrued capital improvements, leasing and other investing activity costs	$(9,503)	$(19,113)
Recognition of operating right-of-use assets and related lease liabilities	$—	$277
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(642)	$1,801
Dividends/distributions payable	$35,208	$33,906
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$156	$—
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$2,438	$3,255
Decrease in redeemable noncontrolling interest and increase in equity to adjust for changes in fair value of redeemable noncontrolling interest	$(435)	$(615)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of March 31, 2025, our Defense/IT Portfolio included:

>198 operating properties totaling 22.6 million square feet comprised of 16.6 million square feet in 167 office properties and 5.9 million square feet in 31 single-tenant data center shells. We owned 24 of these data center shells through unconsolidated real estate joint ventures;
>five properties under development (three office properties and two data center shells), including one partially-operational property, that will total approximately 756,000 square feet upon completion; and
>approximately 1,010 acres of land controlled that we believe could be developed into approximately 10.8 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of March 31, 2025.

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

Equity interests in CDPLP are in the form of common and preferred units. As of March 31, 2025, COPT Defense owned 97.3% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2024 Annual Report on Form 10-K.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

Effective for this quarterly report on Form 10-Q, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) aimed at reducing complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Our adoption of this guidance did not change the accounting for any of our share-based compensation award types, and therefore did not affect our consolidated financial statements.

In December 2023, the FASB issued guidance to improve income tax disclosures. This guidance requires enhanced annual disclosures primarily related to existing rate reconciliation and income taxes paid disclosure requirements and is effective for us for our 2025 annual reporting. Early adoption is permitted. We expect to apply this guidance prospectively. We are currently assessing the application of this guidance but do not expect it to materially affect our future related disclosures.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of March 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2025 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (1)
Interest rate derivatives	$—	$673	$—	$673
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$495,707	$495,707
Buildings and improvements	4,420,056	4,395,063
Less: Accumulated depreciation	(1,572,422)	(1,537,293)
Operating properties, net	$3,343,341	$3,353,477

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

	For the Three Months Ended March 31,
Lease revenue	2025	2024
Fixed	$131,691	$126,198
Variable	43,617	39,235
	$175,308	$165,433

Lessee Arrangements

As of March 31, 2025, our balance sheet included $56.8 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2025	December 31, 2024
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$54,374	$55,760
Finance leases - Property	Prepaid expenses and other assets, net	2,473	2,491
Total right-of-use assets		$56,847	$58,251
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$48,216	$49,240
Finance leases - Property	Other liabilities	384	391
Total lease liabilities		$48,600	$49,631

As of March 31, 2025, our operating leases had a weighted average remaining lease term of 38 years and a weighted average discount rate of 7.3%, while our finance leases had a weighted average remaining lease term of eight years and a weighted average discount rate of 9.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease cost		2025	2024
Operating lease cost
Property leases - fixed	Property operating expenses	$2,266	$1,859
Property leases - variable	Property operating expenses	27	34
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	19	19
Interest on lease liabilities	Interest expense	9	9
		$2,321	$1,921

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,903	$1,724
Operating cash flows for finance leases	$9	$9
Financing cash flows for finance leases	$7	$6

Payments on property leases were due as follows (in thousands):

	March 31, 2025
Year Ending December 31,	Operating Leases	Finance Leases
2025 (1)	$6,011	$47
2026	8,192	65
2027	8,392	67
2028	2,812	69
2029	2,068	71
Thereafter	152,110	226
Total lease payments	179,585	545
Less: Amount representing interest	(131,369)	(161)
Lease liability	$48,216	$384
(1)Represents the nine months ending December 31, 2025.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		March 31, 2025
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$733,288	$34,517	$74,044	$22,100
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	141,648	—	8,375	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	99,842	55,364	49,932	47,123
				$974,778	$89,881	$132,351	$69,223
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2025	December 31, 2024
Redshift JV LLC	1/10/2023	10%	3	$20,885	$20,921
BREIT COPT DC JV LLC	6/20/2019	10%	9	9,327	9,584
Quark JV LLC	12/14/2022	10%	2	6,681	6,706
B RE COPT DC JV III LLC	6/2/2021	10%	2	2,067	2,149
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(3,895)	(3,409)
			24	$35,065	$35,951
(1)Included $39.0 million and $39.4 million reported in “investment in unconsolidated real estate joint ventures” and $3.9 million and $3.4 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.6 million as of March 31, 2025 and $6.7 million as of December 31, 2024 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Notes receivable from the City of Huntsville	$69,990	$69,241
Other investing loans receivable	11,802	3,231
Amortized cost basis	81,792	72,472
Allowance for credit losses	(3,362)	(2,792)
Investing receivables, net	$78,430	$69,680

The balances above include accrued interest receivable, net of allowance for credit losses, of $833,000 as of March 31, 2025 and $3.2 million as of December 31, 2024.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable as of March 31, 2025 carry effective interest rates ranging from 12.0% to 14.0% and mature by early 2026.

The fair value of these receivables was approximately $82 million as of March 31, 2025 and $72 million as of December 31, 2024.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		March 31, 2025
	March 31, 2025	December 31, 2024
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Fixed-rate mortgage debt	$36,863	$37,130	3.82%	June 2026
Variable-rate secured debt	32,360	32,471	SOFR + 0.10% + 1.45% to 1.55% (2)	2026 (3)
Total mortgage and other secured debt	69,223	69,601
Revolving Credit Facility	95,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,719	124,633	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	398,975	398,699	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal (9)	338,049	337,588	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	398,085	397,961	2.00% (11)	January 2029
2.75%, $600,000 aggregate principal	592,613	592,330	2.75% (12)	April 2031
2.90%, $400,000 aggregate principal	395,801	395,692	2.90% (13)	December 2033
Unsecured note payable	205	251	0% (14)	May 2026
Total debt, net	$2,412,670	$2,391,755
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $3.6 million as of March 31, 2025 and $4.0 million as of December 31, 2024.
(2)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of March 31, 2025 was 5.07%; excluding the effect of this swap, the weighted average interest rate on this debt as of March 31, 2025 was 5.95%.
(3)Most of this debt may be extended by a 12-month period at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance.
(4)The weighted average interest rate on the Revolving Credit Facility was 5.47% as of March 31, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 5.72% as of March 31, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $835,000 as of March 31, 2025 and $1.1 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(9)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of March 31, 2025, the exchange rate of the notes equaled 33.4486 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.90 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $6.2 million as of March 31, 2025 and $6.6 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.4 million as of March 31, 2025 and $1.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $6.4 million as of March 31, 2025 and $6.7 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.5 million as of March 31, 2025 and December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $7,000 as of March 31, 2025 and $10,000 as of December 31, 2024.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of March 31, 2025 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest expense at stated interest rate	$4,528	$4,528
Interest expense associated with amortization of debt discount and issuance costs	405	382
Total	$4,933	$4,910

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of March 31, 2025, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	March 31, 2025
2025 (1)	$1,381
2026	688,175
2027	—
2028	345,000
2029	400,000
Thereafter	1,000,000
Total	$2,434,556	(2)
(1)Represents the nine months ending December 31, 2025.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $21.9 million.

We capitalized interest costs of $927,000 in the three months ended March 31, 2025 and $589,000 in the three months ended March 31, 2024.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,123,523	$1,964,861	$2,122,270	$1,946,905
Other fixed-rate debt	37,068	35,654	37,381	35,841
Variable-rate debt	252,079	251,764	232,104	232,768
	$2,412,670	$2,252,279	$2,391,755	$2,215,514

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2025	December 31, 2024
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	$283	$550
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	93	181
$10,340	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	297	387
$22,100		0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	—	197
						$673	$1,315
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$673	$1,315

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives		Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024
Interest rate derivatives	$(80)	$2,981	$562	$1,180

Based on the fair value of our derivatives as of March 31, 2025, we estimate that approximately $612,000 of gains will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2025, we were not in default with any of these provisions. As of March 31, 2025, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below sets forth the activity for redeemable noncontrolling interest (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$23,974	$23,580
Distributions to noncontrolling interest	(605)	(468)
Net income attributable to noncontrolling interest	605	469
Adjustments for changes in fair value of interest	(435)	(615)
Ending balance	$23,539	$22,966

We determine the fair value of the interest based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partner from the properties underlying the respective joint venture. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancy projections and estimated operating and development expenditures.

11.    Equity

As of March 31, 2025, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.305 in the three months ended March 31, 2025 and $0.295 in the three months ended March 31, 2024

During the three months ended March 31, 2025, a CDPLP limited partner converted 11,589 common units in CDPLP for an equal number of common shares.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; Redstone Arsenal (in Huntsville, Alabama); and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the first quarter of 2025, we retrospectively reclassified two properties to our Fort Meade/BW Corridor sub-segment from our Other segment.

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

Our chief operating decision maker uses budget to actual comparisons of operating expense information on a consolidated basis and for our Same Property pool (defined as our properties stably owned and 100% operational throughout both the current and prior year) to manage expenses associated with operating our properties.

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” on our consolidated balance sheets (which were included in our data center shells sub-segment and totaled $35.1 million and $37.6 million as of March 31, 2025 and 2024, respectively).

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended March 31, 2025
Revenues from real estate operations	$84,608	$23,162	$16,410	$7,960	$16,422	$10,865	$159,427	$18,170	$177,597
Other segment items:
Property operating expenses	(31,930)	(10,089)	(8,999)	(4,166)	(6,294)	(1,853)	(63,331)	(8,709)	(72,040)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,889	1,889	—	1,889
Total other segment items	(31,930)	(10,089)	(8,999)	(4,166)	(6,294)	36	(61,442)	(8,709)	(70,151)
NOI from real estate operations	$52,678	$13,073	$7,411	$3,794	$10,128	$10,901	$97,985	$9,461	$107,446
Additions to long-lived assets	$8,093	$2,556	$119	$3,666	$3,248	$—	$17,682	$1,733	$19,415
Transfers from non-operating properties	$1,337	$18	$—	$—	$4,266	$3,941	$9,562	$2,774	$12,336
Segment assets at March 31, 2025	$1,441,470	$492,384	$197,349	$163,951	$601,935	$490,998	$3,388,087	$314,871	$3,702,958
Three Months Ended March 31, 2024
Revenues from real estate operations	$78,836	$21,426	$16,411	$8,226	$16,808	$8,457	$150,164	$16,499	$166,663
Other segment items:
Property operating expenses	(28,377)	(9,262)	(8,688)	(3,626)	(5,792)	(943)	(56,688)	(10,058)	(66,746)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,740	1,740	—	1,740
Total other segment items	(28,377)	(9,262)	(8,688)	(3,626)	(5,792)	797	(54,948)	(10,058)	(65,006)
NOI from real estate operations	$50,459	$12,164	$7,723	$4,600	$11,016	$9,254	$95,216	$6,441	$101,657
Additions to long-lived assets	$26,553	$4,491	$—	$598	$672	$—	$32,314	$4,577	$36,891
Transfers from non-operating properties	$1,575	$993	$9	$—	$32,884	$3,075	$38,536	$9	$38,545
Segment assets at March 31, 2024	$1,462,065	$489,544	$187,232	$161,210	$584,790	$431,212	$3,316,053	$309,177	$3,625,230

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Segment revenues from real estate operations	$177,597	$166,663
Construction contract and other service revenues	10,259	26,603
Total revenues	$187,856	$193,266

The following table reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
UJV NOI allocable to COPT Defense	$1,889	$1,740
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense and interest expense	(1,518)	(1,671)
Equity in income of unconsolidated entities	$371	$69

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

	For the Three Months Ended March 31,
	2025	2024
Construction contract and other service revenues	$10,259	$26,603
Construction contract and other service expenses	(9,705)	(26,007)
NOI from service operations	$554	$596

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
NOI from real estate operations	$107,446	$101,657
NOI from service operations	554	596
Depreciation and other amortization associated with real estate operations	(39,359)	(38,351)
General, administrative, leasing and other expenses	(12,156)	(11,747)
Interest expense	(20,504)	(20,767)
Interest and other income, net	1,568	4,122
Gain on sales of real estate	300	—
Equity in income of unconsolidated entities	371	69
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(1,889)	(1,740)
Income tax expense	(103)	(168)
Net income	$36,228	$33,671

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2025	March 31, 2024
Segment assets	$3,702,958	$3,625,230
Operating properties lease liabilities included in segment assets	48,600	33,550
Investment in UJV deficit balance included in segment assets	3,895	2,982
Non-operating property assets	300,241	245,828
Other assets	194,617	325,305
Total consolidated assets	$4,250,311	$4,232,895

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Construction contract revenue
Firm fixed price	$6,277	$10,900
Guaranteed maximum price	2,630	13,640
Cost-plus fee	1,071	1,486
Other	281	577
	$10,259	$26,603

We recognized an insignificant amount of revenue in the three months ended March 31, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$8,828	$10,500
Ending balance	$4,328	$12,734

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$17,050	$15,086
Ending balance	$10,239	$25,857

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$2,016	$4,176
Ending balance	$2,401	$2,783
Portion of beginning balance recognized in revenue during period	$100	$1,487

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2025 that will be recognized as revenue in future periods was $32.0 million, all of which we expect to recognize in the nine months ending December 31, 2025.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of March 31, 2025 and December 31, 2024. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three months ended March 31, 2025 and 2024.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the three months ended March 31, 2025 and 2024 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2024	$2,792	$615	$75	$3,482
Net credit loss expense (recoveries) (3)	570	(10)	(45)	515
March 31, 2025	$3,362	$605	$30	$3,997

December 31, 2023	$2,377	$666	$153	$3,196
Net credit loss expense (recoveries) (3)	(16)	116	(78)	22
March 31, 2024	$2,361	$782	$75	$3,218
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of March 31, 2025 and December 31, 2024 included $14,000 and $60,000, respectively, in the line entitled “accounts receivable, net” and $16,000 and $15,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2025 (in thousands):

	Origination Year
	2020 and Earlier	2021	2022	2023	2024	2025	Total
Investing receivables
Credit risk classification
Investment grade	$57,415	$11,137	$—	$1,438	$—	$—	$69,990
Non-investment grade	—	—	3,214	—	—	8,588	11,802
Total	$57,415	$11,137	$3,214	$1,438	$—	$8,588	$81,792

Tenant notes receivable
Credit risk classification
Investment grade	$589	$—	$—	$—	$—	$—	$589
Non-investment grade	1,285	—	—	—	403	28	1,716
Total	$1,874	$—	$—	$—	$403	$28	$2,305

Sales-type lease receivables
Credit risk classification
Investment grade	$4,327	$—	$—	$—	$—	$—	$4,327

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-

investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2025.

An insignificant portion of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date.

We did not have any tenant notes receivable on nonaccrual status as of March 31, 2025 and December 31, 2024. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three months ended March 31, 2025 and 2024.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	353,014	$25.65
Granted	214,565	$27.03
Forfeited	(5,671)	$25.93
Vested	(116,091)	$25.54
Unvested as of March 31, 2025	445,817	$26.34

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position.

The aggregate intrinsic value of restricted shares that vested was $3.1 million for the three months ended March 31, 2025.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the three months ended March 31, 2025:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	223,939	$25.14
Granted	99,643	$27.03
Vested	(89,000)	$25.45
Unvested as of March 31, 2025	234,582	$25.82

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

The aggregate intrinsic value of TB-PIUs that vested was $2.4 million for the three months ended March 31, 2025.

Performance-Based Awards

On January 1, 2025, we granted certain senior management team members performance-based equity, in the form of either PB-PIUs or performance share units (“PSUs”) as based on the election of the grant recipients. The grant recipients elected to receive, in aggregate, 246,230 PB-PIUs (equal to 200% of the target award) and 20,296 PSUs (equal to 200% of the target award). These grants have a three-year performance period concluding on the earlier of December 31, 2027 or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.

The number of earned awards following the end of the performance period will be determined based on the percentile rank of COPT Defense’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned Award Payout %
75th or greater	200% of target award
50th (target)	100% of target award
25th	50% of target award
Below 25th	0% of target award

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  If COPT Defense’s TSR is negative when its TSR’s percentile rank exceeds the 50th percentile, then the earned award payout percentage used to arrive at the earned awards would be reduced by 25 percentage points, but in no event to a payout percentage of less than 100% of the target award; however, the resulting reduction in earned awards would subsequently be deemed earned awards if COPT Defense’s TSR becomes positive on any date in the calendar year following the end of the performance period. In addition, regardless of COPT Defense’s TSR relative to the peer group, no less than 100% of the target award will be earned if COPT Defense’s TSR is at least 10% and no less than 50% of the target award will be earned if COPT Defense’s TSR is at least 6%, with linear interpolation if COPT Defense’s TSR is between 6% and 10%.

During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of common units but carry no redemption rights.

Following the end of the performance period, we will settle the awards as follows:

>for PB-PIUs, issuing vested PIUs equal to: the number of earned awards; and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time.
>for PSUs, issuing fully-vested COPT Defense shares equal to: the number of earned awards; and the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned awards through the date of settlement had such shares been issued on the grant date, divided by the price of our common shares over a defined period of time.

If a performance period ends due to a sale event or qualified termination, the number of earned awards is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all unvested performance-based awards are forfeited.

These performance-based grants had an aggregate grant date fair value of $5.3 million ($43.33 per target-level award) in the form of PB-PIUs and $444,000 ($43.75 per target-level award) in the form of PSUs, which are being recognized over the performance period. The grant date fair value was computed using a Monte Carlo model that included the following assumptions: baseline common share value of $30.95; expected volatility for common shares of 28.3%; and a risk-free interest rate of 4.5%.

Based on COPT Defense’s TSR relative to its peer group of companies, for the 2022 PB-PIUs issued to executives that vested on December 31, 2024, we issued 212,831 vested PIUs in settlement of the PB-PIUs on February 1, 2025.

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances.  Our computation of diluted EPS is similar except that:

>the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to redeemable noncontrolling interest and share-based compensation awards using the if-converted or treasury stock methods; and
>the numerator is adjusted to add back any changes in income that would result from the assumed conversion into common shares that we add to the denominator.

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs and deferred share awards and the if-converted method for exchangeable debt (including our 5.25% Notes), common units, redeemable noncontrolling interest, PB-PIUs and vested PIUs and deferred share awards not previously settled by common share issuances.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net income attributable to common shareholders	$34,740	$32,609
Income attributable to share-based compensation awards for basic EPS	(167)	(150)
Numerator for basic EPS on net income attributable to common shareholders	34,573	32,459
Adjustment to income attributable to share-based compensation awards for diluted EPS	24	21
Numerator for diluted EPS on net income attributable to common shareholders	$34,597	$32,480

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,383	112,231
Dilutive effect of share-based compensation awards	643	509
Denominator for diluted EPS (common shares)	113,026	112,740

Basic EPS attributable to common shareholders	$0.31	$0.29
Diluted EPS attributable to common shareholders	$0.31	$0.29

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2025	2024
Conversion of common units	2,047	1,625
Conversion of redeemable noncontrolling interest	873	947

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards of 471,000 and 429,000 for the three months ended March 31, 2025 and 2024, respectively;
>weighted average TB-PIUs of 228,000 and 206,000 for the three months ended March 31, 2025 and 2024, respectively; and
>weighted average vested PIUs of 188,000 for the three months ended March 31, 2024.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three months ended March 31, 2025 and 2024 was less than the exchange price applicable to those periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of March 31, 2025, management believes that it is reasonably possible that we could recognize a loss of up to $5.0 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $25 million as of March 31, 2025. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2025, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2025, we:

>finished the period with our portfolio 93.6% occupied and 95.1% leased; and
>achieved a tenant retention rate of 74.9%, all of which was attributable to our Defense/IT Portfolio.

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

We refer to the measures annualized rental revenue (“ARR”), “tenant retention rate,” “investment space leasing” and “vacant space leasing” in this Quarterly Report on Form 10-Q. ARR is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of ARR excludes the effect of lease incentives. We consider ARR to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. In instances in which we report ARR per occupied square foot, the measure excludes revenue from leases not associated with our buildings. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period, including the effect of early renewals. Investment space leasing represents vacant space leased within two years of the shell completion date for development properties or the acquisition date for operating property acquisitions. Vacant space leasing represents our vacated second-generation space leased and vacant space leased in development properties and operating property acquisitions after two years from such properties’ shell completion or acquisition date.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	March 31, 2025	December 31, 2024
Occupancy rates at period end
Total	93.6%	93.6%
Defense/IT Portfolio
Fort Meade/BW Corridor	94.4%	96.2%
NoVA Defense/IT	92.2%	91.7%
Lackland Air Force Base	100.0%	93.0%
Navy Support	81.6%	82.6%
Redstone Arsenal	95.3%	94.5%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.3%	95.6%
Other	74.7%	72.8%
ARR per occupied square foot at period end	$35.63	$35.35

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2024	24,537	22,961
Vacated upon lease expiration (1)	—	(179)
Occupancy for new leases	—	187
Development placed in service	10	10
Other changes	1	—
March 31, 2025	24,548	22,979
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2025, we leased 647,000 square feet, including: 438,000 square feet of renewal leasing (representing a tenant retention rate of 74.9%); 120,000 square feet of vacant space leasing; and 89,000 square feet of investment space leasing.

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

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$36,228	$33,671
Construction contract and other service revenues	(10,259)	(26,603)
Depreciation and other amortization associated with real estate operations	39,359	38,351
Construction contract and other service expenses	9,705	26,007
General, administrative, leasing and other expenses	12,156	11,747
Interest expense	20,504	20,767
Interest and other income, net	(1,568)	(4,122)
Gain on sales of real estate	(300)	—
Equity in income of unconsolidated entities	(371)	(69)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	1,889	1,740
Income tax expense	103	168
NOI from real estate operations	$107,446	$101,657

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

>Same Property, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
>developed properties placed into service that were not 100% operational throughout the current and prior year reporting periods being compared; and
>properties acquired during the current or prior year reporting periods being compared.

Our Same Property pool consisted of 198 properties, comprising 97.2% of our portfolio’s square footage as of March 31, 2025. This pool of properties changed from the pool used for purposes of comparing 2024 and 2023 in our 2024 Annual Report on Form 10-K due to the addition of six properties placed in service and 100% operational on or before January 1, 2024 and three properties owned through a UJV that was formed in 2023.

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

Comparison of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$177,597	$166,663	$10,934
Construction contract and other service revenues	10,259	26,603	(16,344)
Total revenues	187,856	193,266	(5,410)
Operating expenses
Property operating expenses	72,040	66,746	5,294
Depreciation and amortization associated with real estate operations	39,359	38,351	1,008
Construction contract and other service expenses	9,705	26,007	(16,302)
General, administrative, leasing and other expenses	12,156	11,747	409
Total operating expenses	133,260	142,851	(9,591)
Interest expense	(20,504)	(20,767)	263
Interest and other income, net	1,568	4,122	(2,554)
Gain on sales of real estate	300	—	300
Equity in income of unconsolidated entities	371	69	302
Income tax expense	(103)	(168)	65
Net income	$36,228	$33,671	$2,557

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$170,234	$162,013	$8,221
Lease termination revenue, net	834	775	59
Collectability loss provisions included in lease revenue	(2,135)	109	(2,244)
Other property revenue	2,264	1,202	1,062
Same Property total revenues	171,197	164,099	7,098
Developed properties placed in service	2,887	396	2,491
Acquired properties	1,019	162	857
Other	2,494	2,006	488
	177,597	166,663	10,934
Property operating expenses
Same Property	(68,810)	(64,727)	(4,083)
Developed properties placed in service	(415)	(134)	(281)
Acquired properties	(703)	(91)	(612)
Other	(2,112)	(1,794)	(318)
	(72,040)	(66,746)	(5,294)

UJV NOI allocable to COPT Defense
Same Property	1,889	1,740	149

NOI from real estate operations
Same Property	104,276	101,112	3,164
Developed properties placed in service	2,472	262	2,210
Acquired properties	316	71	245
Other	382	212	170
	$107,446	$101,657	$5,789

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$95,197	$94,879	$318
Other	9,079	6,233	2,846
	$104,276	$101,112	$3,164

Same Property rent statistics
Average occupancy rate	94.1%	93.8%	0.3%
Average straight-line rent per occupied square foot (1)	$7.05	$6.84	$0.21
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Properties was due in large part to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher snow removal and utility expenses, the effect of which was mostly offset by increased tenant expense reimbursements and prior year real estate taxes refunded upon appeal. For the increases in our Same Properties by segment, the Defense/IT Portfolio increase was adversely affected by a $2.1 million collectability loss provision, while our Other segment increase included $2.1 million from a refund of prior year real estate taxes, net of related tenant reimbursements, at one of our properties;
>developed properties placed in service reflects the effect of four properties placed in service in 2024 and 2025; and
>acquired properties includes two operating office properties acquired in 2024.

NOI from Service Operations

	For the Three Months Ended March 31,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$10,259	$26,603	$(16,344)
Construction contract and other service expenses	(9,705)	(26,007)	16,302
NOI from service operations	$554	$596	$(42)

Construction contract and other service revenues and expenses decreased in the current period due to a lower volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Interest and Other Income, Net

Interest and other income, net decreased due primarily to interest income earned from excess loan proceeds that we invested in short-term interest-bearing money market accounts in the prior period.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars and shares in thousands, except per share data)
Net income	$36,228	$33,671
Real estate-related depreciation and amortization	39,359	38,351
Gain on sales of real estate	(300)	—
Depreciation and amortization on UJVs allocable to COPT Defense	741	777
FFO	76,028	72,799
FFO allocable to other noncontrolling interests	(1,158)	(836)
Basic FFO allocable to share-based compensation awards	(530)	(587)
Basic FFO available to common share and common unit holders	74,340	71,376
Redeemable noncontrolling interest	—	469
Diluted FFO adjustments allocable to share-based compensation awards	53	47
Diluted FFO available to common share and common unit holders	74,393	71,892
Executive transition costs	—	77
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$74,393	$71,969

Weighted average common shares	112,383	112,231
Conversion of weighted average common units	2,047	1,625
Weighted average common shares/units - Basic FFO per share	114,430	113,856
Dilutive effect of share-based compensation awards	643	509
Redeemable noncontrolling interest	—	947
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,073	115,312

Diluted EPS	$0.31	$0.29
Diluted FFO per share	$0.65	$0.62
Diluted FFO per share, as adjusted for comparability	$0.65	$0.62

Denominator for diluted EPS	113,026	112,740
Weighted average common units	2,047	1,625
Redeemable noncontrolling interest	—	947
Denominator for diluted FFO per share and as adjusted for comparability	115,073	115,312

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2025 (in thousands):

Properties in development or held for future development	$35,428
Tenant improvements on operating properties (1)	10,785
Capital improvements on operating properties	1,872
$48,085
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities increased $1.1 million when comparing the three months ended March 31, 2025 and 2024, which included offsetting changes in the timing of cash flows from real estate operations and third-party construction projects.

Net cash flow used in investing activities decreased $9.4 million when comparing the three months ended March 31, 2025 and 2024 due primarily to the acquisition of an operating property in the prior period.

Net cash flow used in financing activities in the three months ended March 31, 2025 was $16.2 million, and included primarily the following:

>net proceeds from debt borrowings during the period of $19.5 million; and
>dividends to common shareholders of $33.3 million.

Net cash flow used in financing activities in the three months ended March 31, 2024 was $36.4 million, and included primarily the following:

>repayments of debt borrowings during the period of $769,000; and
>dividends to common shareholders of $32.1 million.

Supplemental Guarantor Information

As of March 31, 2025, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of March 31, 2025, we had $24.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $505.0 million as of March 31, 2025.

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
>property development costs;

>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $80 million during the remainder of 2025);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2025 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2025, we expect to spend $150 million to $180 million on costs for properties actively under development, most of which was contractually obligated as of March 31, 2025. During the remainder of 2025 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations and any excess available cash and cash equivalents, with the balance funded, at least initially, using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2025, we were compliant with these covenants.

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

The following table sets forth as of March 31, 2025 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Fixed rate debt (1)	$976	$436,140	$—	$345,000	$400,000	$1,000,000	$2,182,116
Weighted average interest rate	3.23%	2.38%	—%	5.25%	2.00%	2.81%	2.96%
Variable rate debt (2)	$405	$252,035	$—	$—	$—	$—	$252,440
Weighted average interest rate (3)	5.93%	5.66%	—%	—%	—%	—%	5.66%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $21.9 million.
(2)As of March 31, 2025, maturities in 2026 included $116.8 million that may be extended to 2027 and $125.0 million that may be extended to 2028, all subject to certain conditions.
(3)The amounts reflected above used interest rates as of March 31, 2025 for variable-rate debt.

The fair value of our debt was $2.3 billion as of March 31, 2025.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $80 million as of March 31, 2025.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2025 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $73,000 in the three months ended March 31, 2025 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.         Risk Factors

 There have been no material changes to the risk factors included in our 2024 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended March 31, 2025, we issued 11,589 common shares in exchange for 11,589 CDPLP common units in accordance with CDPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 S-K under the Exchange Act).

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION
10.1	Form of COPT Defense Properties Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

10.2	Form of COPT Defense Properties Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

22.1	List of Subsidiary Issuers of Guaranteed Securities (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

COPT DEFENSE PROPERTIES

Date:	May 1, 2025	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	May 1, 2025	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer