Form 10-Q
period 2025-06-30
COPT DEFENSE PROPERTIES
filed 2025-07-31
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of July 21, 2025, 112,927,513 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Properties, net
Operating properties, net	$3,359,676	$3,353,477
Projects in development or held for future development	322,880	277,049
Total properties, net	3,682,556	3,630,526
Property - operating lease right-of-use assets	53,271	55,760
Cash and cash equivalents	21,288	38,284
Investment in unconsolidated real estate joint ventures	38,555	39,360
Accounts receivable, net	43,873	42,234
Deferred rent receivable	171,257	161,438
Lease incentives, net	66,478	64,013
Deferred leasing costs (net of accumulated amortization of $42,538 and $44,060, respectively)	73,342	71,268
Investing receivables (net of allowance for credit losses of $4,566 and $2,792, respectively)	79,300	69,680
Prepaid expenses and other assets, net	57,030	81,628
Total assets	$4,286,950	$4,254,191
Liabilities and equity
Liabilities
Debt, net	$2,438,591	$2,391,755
Accounts payable and accrued expenses	106,749	126,031
Rents received in advance and security deposits	37,799	38,560
Dividends and distributions payable	35,214	33,909
Deferred revenue associated with operating leases	39,325	39,752
Property - operating lease liabilities	47,372	49,240
Other liabilities	12,901	14,377
Total liabilities	2,717,951	2,693,624
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	23,258	23,974
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,929,288 at June 30, 2025 and 112,703,460 at December 31, 2024)	1,129	1,127
Additional paid-in capital	2,495,422	2,494,369
Cumulative distributions in excess of net income	(999,218)	(1,003,401)
Accumulated other comprehensive income	342	988
Total shareholders’ equity	1,497,675	1,493,083
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	33,181	28,935
Other consolidated entities	14,885	14,575
Noncontrolling interests in subsidiaries	48,066	43,510
Total equity	1,545,741	1,536,593
Total liabilities, redeemable noncontrolling interest and equity	$4,286,950	$4,254,191

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Lease revenue	$175,598	$165,619	$350,906	$331,052
Other property revenue	1,859	1,466	4,148	2,696
Construction contract and other service revenues	12,458	20,258	22,717	46,861
Total revenues	189,915	187,343	377,771	380,609
Operating expenses
Property operating expenses	66,915	63,410	138,955	130,156
Depreciation and amortization associated with real estate operations	39,573	38,161	78,932	76,512
Construction contract and other service expenses	11,873	19,612	21,578	45,619
General, administrative, leasing and other expenses	11,911	12,032	24,067	23,779
Total operating expenses	130,272	133,215	263,532	276,066
Interest expense	(20,938)	(20,617)	(41,442)	(41,384)
Interest and other income, net	1,223	2,884	2,791	7,006
Gain on sales of real estate	—	—	300	—
Income before equity in income of unconsolidated entities and income taxes	39,928	36,395	75,888	70,165
Equity in income of unconsolidated entities	355	26	726	95
Income tax expense	(117)	(14)	(220)	(182)
Net income	40,166	36,407	76,394	70,078
Net income attributable to noncontrolling interests
Common units in CDPLP	(846)	(694)	(1,572)	(1,302)
Other consolidated entities	(973)	(599)	(1,735)	(1,053)
Net income attributable to common shareholders	$38,347	$35,114	$73,087	$67,723

Earnings per common share
Net income attributable to common shareholders - basic	$0.34	$0.31	$0.65	$0.60
Net income attributable to common shareholders - diluted	$0.34	$0.31	$0.64	$0.60

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$40,166	$36,407	$76,394	$70,078
Other comprehensive (loss) income
Unrealized income on interest rate derivatives	274	910	194	3,891
Reclassification adjustments on interest rate derivatives recognized in interest expense	(366)	(1,172)	(928)	(2,352)
Total other comprehensive (loss) income	(92)	(262)	(734)	1,539
Comprehensive income	40,074	36,145	75,660	71,617
Comprehensive income attributable to noncontrolling interests	(1,788)	(1,266)	(3,219)	(2,395)
Comprehensive income attributable to common shareholders	$38,286	$34,879	$72,441	$69,222

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2024
Balance at March 31, 2024 (112,640,861 common shares outstanding)	$1,126	$2,487,468	$(1,009,964)	$3,849	$43,567	$1,526,046
Redemption of common units	—	—	—	—	(98)	(98)
Share-based compensation (10,069 shares issued, net of redemptions)	1	962	—	—	1,712	2,675
Redemption of vested equity awards	—	(89)	—	—	—	(89)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,389	—	—	(1,389)	—
Comprehensive income	—	—	35,114	(235)	795	35,674
Dividends	—	—	(33,237)	—	—	(33,237)
Distributions to owners of common units in CDPLP	—	—	—	—	(659)	(659)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	201	—	—	—	201
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506

For the Three Months Ended June 30, 2025
Balance at March 31, 2025 (112,882,315 common shares outstanding)	$1,129	$2,492,454	$(1,003,120)	$403	$47,425	$1,538,291
Redemption of common units	—	—	—	—	(27)	(27)
Share-based compensation (46,973 shares issued, net of redemptions)	—	1,195	—	—	1,958	3,153
Redemption of vested equity awards	—	(84)	—	—	—	(84)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,576	—	—	(1,576)	—
Comprehensive income	—	—	38,347	(61)	1,058	39,344
Dividends	—	—	(34,445)	—	—	(34,445)
Distributions to owners of common units in CDPLP	—	—	—	—	(764)	(764)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	281	—	—	—	281
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Redemption of common units	—	—	—	—	(1,278)	(1,278)
Share-based compensation (95,578 shares issued, net of redemptions)	1	2,120	—	—	3,364	5,485
Redemption of vested equity awards	—	(1,128)	—	—	—	(1,128)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(1,866)	—	—	1,866	—
Comprehensive income	—	—	67,723	1,499	1,455	70,677
Dividends	—	—	(66,492)	—	—	(66,492)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,314)	(1,314)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	816	—	—	—	816
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506

For the Six Months Ended June 30, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (11,589 shares)	—	156	—	—	(156)	—
Redemption of common units	—	—	—	—	(340)	(340)
Share-based compensation (214,239 shares issued, net of redemptions)	2	2,252	—	—	3,841	6,095
Redemption of vested equity awards	—	(1,209)	—	—	—	(1,209)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(862)	—	—	862	—
Comprehensive income	—	—	73,087	(646)	1,884	74,325
Dividends	—	—	(68,904)	—	—	(68,904)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,520)	(1,520)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	716	—	—	—	716
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Revenues from real estate operations received	$345,848	$339,196
Construction contract and other service revenues received	31,384	41,907
Property operating expenses paid	(123,814)	(110,893)
Construction contract and other service expenses paid	(25,223)	(40,710)
General, administrative, leasing and other expenses paid	(20,684)	(19,613)
Interest expense paid	(37,985)	(38,334)
Lease incentives paid	(12,961)	(10,679)
Other	3,407	3,951
Net cash provided by operating activities	159,972	164,825
Cash flows from investing activities
Properties in development or held for future development	(93,224)	(66,945)
Acquisitions of operating properties and related intangible assets	—	(15,210)
Tenant improvements on operating properties	(26,636)	(22,479)
Other capital improvements on operating properties	(10,301)	(18,555)
Investing receivables funded	(9,481)	(887)
Leasing costs paid	(8,906)	(7,994)
Other	(25)	(172)
Net cash used in investing activities	(148,573)	(132,242)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	191,000	—
Repayments of debt
Revolving Credit Facility	(146,000)	—
Scheduled principal amortization	(918)	(1,431)
Other debt repayments	—	(27,649)
Common share dividends paid	(67,718)	(65,335)
Other	(4,077)	(4,989)
Net cash used in financing activities	(27,713)	(99,404)
Net decrease in cash and cash equivalents and restricted cash	(16,314)	(66,821)
Cash and cash equivalents and restricted cash
Beginning of period	39,697	169,424
End of period	$23,383	$102,603

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Reconciliation of net income to net cash provided by operating activities
Net income	$76,394	$70,078
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	79,942	77,684
Amortization of deferred financing costs and net debt discounts	3,435	3,403
Change in net deferred rent receivable and liability	(10,091)	1,417
Gain on sales of real estate	(300)	—
Share-based compensation	5,778	5,209
Other	745	(1,106)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,566)	1,862
Decrease in lease incentives and prepaid expenses and other assets, net	19,637	7,510
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(13,241)	692
Decrease in rents received in advance and security deposits	(761)	(1,924)
Net cash provided by operating activities	$159,972	$164,825
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$38,284	$167,820
Restricted cash at beginning of period	1,413	1,604
Cash and cash equivalents and restricted cash at beginning of period	$39,697	$169,424

Cash and cash equivalents at end of period	$21,288	$100,443
Restricted cash at end of period	2,095	2,160
Cash and cash equivalents and restricted cash at end of period	$23,383	$102,603
Supplemental schedule of non-cash investing and financing activities
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,745)	$(15,180)
Recognition of operating right-of-use assets and related lease liabilities	$302	$2,055
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(734)	$1,539
Dividends/distributions payable	$35,214	$33,908
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$156	$—
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$862	$1,866
Decrease in redeemable noncontrolling interest and increase in equity to adjust for changes in fair value of redeemable noncontrolling interest	$(716)	$(816)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of June 30, 2025, our Defense/IT Portfolio included:

>198 operating properties totaling 22.6 million square feet comprised of 16.7 million square feet in 167 office properties and 5.9 million square feet in 31 single-tenant data center shells. We owned 24 of these data center shells totaling 4.3 million square feet through unconsolidated real estate joint ventures;
>five properties under development (three office properties and two data center shells), including one partially-operational property, that will total approximately 756,000 square feet upon completion; and
>approximately 1,010 acres of land controlled that we believe could be developed into approximately 10.8 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of June 30, 2025.

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

Equity interests in CDPLP are in the form of common and preferred units. As of June 30, 2025, COPT Defense owned 97.2% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Recent Accounting Pronouncements

Effective January 1, 2025, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) aimed at reducing complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Our adoption of this guidance did not change the accounting for any of our share-based compensation award types, and therefore did not affect our consolidated financial statements.

In December 2023, the FASB issued guidance to improve income tax disclosures. This guidance requires enhanced annual disclosures primarily related to existing rate reconciliation and income taxes paid disclosure requirements and is effective for us for our 2025 annual reporting. We expect to apply this guidance prospectively and do not expect it to materially affect our future related disclosures.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of June 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2025 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (1)
Interest rate derivatives	$—	$581	$—	$581
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$495,523	$495,707
Buildings and improvements	4,472,185	4,395,063
Less: Accumulated depreciation	(1,608,032)	(1,537,293)
Operating properties, net	$3,359,676	$3,353,477

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue	2025	2024	2025	2024
Fixed	$136,334	$127,363	$268,025	$253,561
Variable	39,264	38,256	82,881	77,491
	$175,598	$165,619	$350,906	$331,052

Lessee Arrangements

As of June 30, 2025, our balance sheet included $55.7 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2025	December 31, 2024
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$53,271	$55,760
Finance leases - Property	Prepaid expenses and other assets, net	2,454	2,491
Total right-of-use assets		$55,725	$58,251
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$47,372	$49,240
Finance leases - Property	Other liabilities	377	391
Total lease liabilities		$47,749	$49,631

As of June 30, 2025, our operating leases had a weighted average remaining lease term of 39 years and a weighted average discount rate of 7.3%, while our finance leases had a weighted average remaining lease term of eight years and a weighted average discount rate of 9.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost		2025	2024	2025	2024
Operating lease cost
Property leases - fixed	Property operating expenses	$2,271	$1,899	$4,537	$3,758
Property leases - variable	Property operating expenses	27	143	54	177
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	18	18	37	37
Interest on lease liabilities	Interest expense	9	10	18	19
		$2,325	$2,070	$4,646	$3,991

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,917	$3,476
Operating cash flows for finance leases	$18	$19
Financing cash flows for finance leases	$14	$12

Payments on property leases were due as follows (in thousands):

	June 30, 2025
Year Ending December 31,	Operating Leases	Finance Leases
2025 (1)	$4,021	$31
2026	8,217	65
2027	8,418	67
2028	2,838	69
2029	2,094	71
Thereafter	154,000	226
Total lease payments	179,588	529
Less: Amount representing interest	(132,216)	(152)
Lease liability	$47,372	$377
(1)Represents the six months ending December 31, 2025.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		June 30, 2025
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$747,960	$35,266	$77,706	$22,025
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	141,483	—	6,632	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	100,213	54,865	49,198	46,816
				$989,656	$90,131	$133,536	$68,841
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2025	December 31, 2024
Redshift JV LLC	1/10/2023	10%	3	$20,842	$20,921
BREIT COPT DC JV LLC	6/20/2019	10%	9	9,058	9,584
Quark JV LLC	12/14/2022	10%	2	6,675	6,706
B RE COPT DC JV III LLC	6/2/2021	10%	2	1,980	2,149
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(3,823)	(3,409)
			24	$34,732	$35,951
(1)Included $38.6 million and $39.4 million reported in “investment in unconsolidated real estate joint ventures” and $3.8 million and $3.4 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.6 million as of June 30, 2025 and $6.7 million as of December 31, 2024 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Notes receivable from the City of Huntsville	$71,963	$69,241
Other investing loans receivable	11,903	3,231
Amortized cost basis	83,866	72,472
Allowance for credit losses	(4,566)	(2,792)
Investing receivables, net	$79,300	$69,680

The balances above include accrued interest receivable, net of allowance for credit losses, of $2.6 million as of June 30, 2025 and $3.2 million as of December 31, 2024.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable as of June 30, 2025 carry effective interest rates ranging from 12.0% to 14.0% and mature by early 2026.

The fair value of these receivables was approximately $84 million as of June 30, 2025 and $72 million as of December 31, 2024.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		June 30, 2025
	June 30, 2025	December 31, 2024
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Fixed-rate mortgage debt	$36,601	$37,130	3.82%	June 2026
Variable-rate secured debt	32,240	32,471	SOFR + 0.10% + 1.45% to 1.55% (2)	2026 (3)
Total mortgage and other secured debt	68,841	69,601
Revolving Credit Facility	120,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (4)	October 2026 (5)
Term Loan Facility	124,805	124,633	SOFR + 0.10% + 0.850% to 1.700% (6)	January 2026 (7)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	399,253	398,699	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal (9)	338,517	337,588	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	398,209	397,961	2.00% (11)	January 2029
2.75%, $600,000 aggregate principal	592,899	592,330	2.75% (12)	April 2031
2.90%, $400,000 aggregate principal	395,910	395,692	2.90% (13)	December 2033
Unsecured note payable	157	251	0% (14)	May 2026
Total debt, net	$2,438,591	$2,391,755
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $3.3 million as of June 30, 2025 and $4.0 million as of December 31, 2024.
(2)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of June 30, 2025 was 5.04%; excluding the effect of this swap, the weighted average interest rate on this debt as of June 30, 2025 was 5.90%.
(3)Most of this debt may be extended by a 12-month period at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance.
(4)The weighted average interest rate on the Revolving Credit Facility was 5.47% as of June 30, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9 to our consolidated financial statements).
(5)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 5.72% as of June 30, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9 to our consolidated financial statements).
(7)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period.
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $609,000 as of June 30, 2025 and $1.1 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(9)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of June 30, 2025, the exchange rate of the notes equaled 33.4730 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.87 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $5.7 million as of June 30, 2025 and $6.6 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.3 million as of June 30, 2025 and $1.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $6.2 million as of June 30, 2025 and $6.7 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.4 million as of June 30, 2025 and $3.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $4,000 as of June 30, 2025 and $10,000 as of December 31, 2024.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of June 30, 2025 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense at stated interest rate	$4,528	$4,528	$9,056	$9,056
Interest expense associated with amortization of debt discount and issuance costs	410	387	815	769
Total	$4,938	$4,915	$9,871	$9,825

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of June 30, 2025, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	June 30, 2025
2025 (1)	$925
2026	713,175
2027	—
2028	345,000
2029	400,000
Thereafter	1,000,000
Total	$2,459,100	(2)
(1)Represents the six months ending December 31, 2025.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $20.5 million.

We capitalized interest costs of $1.1 million in the three months ended June 30, 2025, $643,000 in the three months ended June 30, 2024, $2.1 million in the six months ended June 30, 2025 and $1.2 million in the six months ended June 30, 2024.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,124,788	$1,988,692	$2,122,270	$1,946,905
Other fixed-rate debt	36,758	35,666	37,381	35,841
Variable-rate debt	277,045	277,062	232,104	232,768
	$2,438,591	$2,301,420	$2,391,755	$2,215,514

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2025	December 31, 2024
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	$258	$550
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	85	181
$10,280	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	238	387
$22,100		0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	—	197
						$581	$1,315
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$581	$1,315

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Interest rate derivatives	$274	$910	$194	$3,891	$366	$1,172	$928	$2,352

Based on the fair value of our derivatives as of June 30, 2025, we estimate that approximately $569,000 of gains will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2025, we were not in default with any of these provisions. As of June 30, 2025, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below sets forth the activity for redeemable noncontrolling interest (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Beginning balance	$23,974	$23,580
Distributions to noncontrolling interest	(1,335)	(939)
Net income attributable to noncontrolling interest	1,335	940
Adjustments for changes in fair value of interest	(716)	(816)
Ending balance	$23,258	$22,765

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

11.    Equity

As of June 30, 2025, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.305 in the three months ended June 30, 2025, $0.295 in the three months ended June 30, 2024, $0.61 in the six months ended June 30, 2025 and $0.59 in the six months ended June 30, 2024

During the six months ended June 30, 2025, a CDPLP limited partner converted 11,589 common units in CDPLP for an equal number of common shares.

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

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” on our consolidated balance sheets (which were included in our data center shells sub-segment and totaled $34.7 million and $36.9 million as of June 30, 2025 and 2024, respectively).

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Redstone Arsenal	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended June 30, 2025
Revenues from real estate operations	$81,337	$22,018	$17,475	$8,258	$18,977	$10,644	$158,709	$18,748	$177,457
Other segment items:
Property operating expenses	(26,897)	(8,858)	(9,241)	(3,856)	(6,160)	(1,783)	(56,795)	(10,120)	(66,915)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,870	1,870	—	1,870
Total other segment items	(26,897)	(8,858)	(9,241)	(3,856)	(6,160)	87	(54,925)	(10,120)	(65,045)
NOI from real estate operations	$54,440	$13,160	$8,234	$4,402	$12,817	$10,731	$103,784	$8,628	$112,412
Additions to long-lived assets	$9,971	$3,263	$98	$2,746	$6,938	$—	$23,016	$3,629	$26,645
Transfers from non-operating properties	$13,896	$(2)	$—	$2	$14,356	$5,325	$33,577	$2,225	$35,802
Three Months Ended June 30, 2024
Revenues from real estate operations	$78,419	$20,601	$16,447	$8,240	$17,017	$9,600	$150,324	$16,761	$167,085
Other segment items:
Property operating expenses	(24,999)	(8,930)	(8,797)	(3,633)	(5,721)	(2,091)	(54,171)	(9,239)	(63,410)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,735	1,735	—	1,735
Total other segment items	(24,999)	(8,930)	(8,797)	(3,633)	(5,721)	(356)	(52,436)	(9,239)	(61,675)
NOI from real estate operations	$53,420	$11,671	$7,650	$4,607	$11,296	$9,244	$97,888	$7,522	$105,410
Additions to long-lived assets	$7,716	$9,914	$—	$1,931	$352	$—	$19,913	$5,670	$25,583
Transfers from non-operating properties	$665	$2	$—	$40	$1,389	$410	$2,506	$1,734	$4,240
Six Months Ended June 30, 2025
Revenues from real estate operations	$165,945	$45,180	$33,885	$16,218	$35,399	$21,509	$318,136	$36,918	$355,054
Other segment items:
Property operating expenses	(58,827)	(18,947)	(18,240)	(8,022)	(12,454)	(3,636)	(120,126)	(18,829)	(138,955)
UJV NOI allocable to COPT Defense	—	—	—	—	—	3,759	3,759	—	3,759
Total other segment items	(58,827)	(18,947)	(18,240)	(8,022)	(12,454)	123	(116,367)	(18,829)	(135,196)
NOI from real estate operations	$107,118	$26,233	$15,645	$8,196	$22,945	$21,632	$201,769	$18,089	$219,858
Additions to long-lived assets	$18,064	$5,819	$217	$6,412	$10,186	$—	$40,698	$5,362	$46,060
Transfers from non-operating properties	$15,233	$16	$—	$2	$18,622	$9,266	$43,139	$4,999	$48,138
Segment assets at June 30, 2025	$1,447,969	$490,419	$195,567	$164,254	$617,563	$494,805	$3,410,577	$316,482	$3,727,059
Six Months Ended June 30, 2024
Revenues from real estate operations	$157,255	$42,027	$32,858	$16,466	$33,825	$18,057	$300,488	$33,260	$333,748
Other segment items:
Property operating expenses	(53,376)	(18,192)	(17,485)	(7,259)	(11,513)	(3,034)	(110,859)	(19,297)	(130,156)
UJV NOI allocable to COPT Defense	—	—	—	—	—	3,475	3,475	—	3,475
Total other segment items	(53,376)	(18,192)	(17,485)	(7,259)	(11,513)	441	(107,384)	(19,297)	(126,681)
NOI from real estate operations	$103,879	$23,835	$15,373	$9,207	$22,312	$18,498	$193,104	$13,963	$207,067
Additions to long-lived assets	$34,269	$14,405	$—	$2,529	$1,024	$—	$52,227	$10,247	$62,474
Transfers from non-operating properties	$2,240	$995	$9	$40	$34,273	$3,485	$41,042	$1,743	$42,785
Segment assets at June 30, 2024	$1,453,287	$493,281	$185,595	$160,195	$580,886	$429,558	$3,302,802	$311,901	$3,614,703

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenues from real estate operations	$177,457	$167,085	$355,054	$333,748
Construction contract and other service revenues	12,458	20,258	22,717	46,861
Total revenues	$189,915	$187,343	$377,771	$380,609

The following table reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
UJV NOI allocable to COPT Defense	$1,870	$1,735	$3,759	$3,475
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense and interest expense	(1,515)	(1,709)	(3,033)	(3,380)
Equity in income of unconsolidated entities	$355	$26	$726	$95

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Construction contract and other service revenues	$12,458	$20,258	$22,717	$46,861
Construction contract and other service expenses	(11,873)	(19,612)	(21,578)	(45,619)
NOI from service operations	$585	$646	$1,139	$1,242

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NOI from real estate operations	$112,412	$105,410	$219,858	$207,067
NOI from service operations	585	646	1,139	1,242
Depreciation and other amortization associated with real estate operations	(39,573)	(38,161)	(78,932)	(76,512)
General, administrative, leasing and other expenses	(11,911)	(12,032)	(24,067)	(23,779)
Interest expense	(20,938)	(20,617)	(41,442)	(41,384)
Interest and other income, net	1,223	2,884	2,791	7,006
Gain on sales of real estate	—	—	300	—
Equity in income of unconsolidated entities	355	26	726	95
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(1,870)	(1,735)	(3,759)	(3,475)
Income tax expense	(117)	(14)	(220)	(182)
Net income	$40,166	$36,407	$76,394	$70,078

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2025	June 30, 2024
Segment assets	$3,727,059	$3,614,703
Operating properties lease liabilities included in segment assets	47,749	34,221
Investment in UJV deficit balance included in segment assets	3,823	3,216
Non-operating property assets	322,935	278,172
Other assets	185,384	289,026
Total consolidated assets	$4,286,950	$4,219,338

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Construction contract revenue
Firm fixed price	$5,536	$10,285	$11,813	$21,185
Guaranteed maximum price	4,824	8,452	7,454	22,092
Cost-plus fee	1,836	1,220	2,907	2,706
Other	262	301	543	878
	$12,458	$20,258	$22,717	$46,861

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Beginning balance	$8,828	$10,500
Ending balance	$4,858	$5,766

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Beginning balance	$17,050	$15,086
Ending balance	$13,016	$22,924

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Beginning balance	$2,016	$4,176
Ending balance	$2,448	$2,512
Portion of beginning balance recognized in revenue during:
Three months ended June 30,	$85	$624
Six months ended June 30,	$185	$2,111

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2025 that will be recognized as revenue in future periods was $23.4 million, all of which we expect to recognize in the six months ending December 31, 2025.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of June 30, 2025 and December 31, 2024. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three and six months ended June 30, 2025 and 2024.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the six months ended June 30, 2025 and 2024 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2024	$2,792	$615	$75	$3,482
Net credit loss expense (recoveries) (3)	1,774	(43)	(29)	1,702
June 30, 2025	$4,566	$572	$46	$5,184

December 31, 2023	$2,377	$666	$153	$3,196
Net credit loss expense (3)	369	76	13	458
June 30, 2024	$2,746	$742	$166	$3,654
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of June 30, 2025 and December 31, 2024 included $13,000 and $60,000, respectively, in the line entitled “accounts receivable, net” and $33,000 and $15,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2025 (in thousands):

	Origination Year
	2020 and Earlier	2021	2022	2023	2024	2025	Total
Investing receivables
Credit risk classification
Investment grade	$58,847	$11,415	$—	$1,701	$—	$—	$71,963
Non-investment grade	—	—	3,230	—	—	8,673	11,903
Total	$58,847	$11,415	$3,230	$1,701	$—	$8,673	$83,866

Tenant notes receivable
Credit risk classification
Investment grade	$480	$—	$—	$—	$—	$—	$480
Non-investment grade	1,248	—	—	—	381	25	1,654
Total	$1,728	$—	$—	$—	$381	$25	$2,134

Sales-type lease receivables
Credit risk classification
Investment grade	$4,165	$—	$—	$—	$—	$—	$4,165

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-

investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2025.

An insignificant portion of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date.

We did not have any tenant notes receivable on nonaccrual status as of June 30, 2025 and December 31, 2024. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three and six months ended June 30, 2025 and 2024.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	353,014	$25.65
Granted	238,084	$27.07
Forfeited	(11,824)	$26.49
Vested	(133,247)	$25.43
Unvested as of June 30, 2025	446,027	$26.46

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position.

The aggregate intrinsic value of restricted shares that vested was $3.6 million for the six months ended June 30, 2025.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the six months ended June 30, 2025:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	223,939	$25.14
Granted	123,250	$27.11
Vested	(106,592)	$25.32
Unvested as of June 30, 2025	240,597	$26.07

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as common units but carry no redemption rights.

The aggregate intrinsic value of TB-PIUs that vested was $2.9 million for the six months ended June 30, 2025.

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

Following the end of the performance period, we will settle the awards as follows:

>for PB-PIUs, issuing vested PIUs equal to: the number of earned awards; and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time; and
>for PSUs, issuing fully-vested COPT Defense shares equal to: the number of earned awards; and the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned awards through the date of settlement had such shares been issued on the grant date, divided by the price of our common shares over a defined period of time.

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

Deferred Share Awards

During the six months ended June 30, 2025, a non-employee Trustee was granted 3,922 deferred share awards with an aggregate grant date fair value of $108,000 ($27.47 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in the position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2025, we issued 32,669 common shares in settlement of deferred share awards with a weighted average grant date fair value of $26.19 per award and an aggregate intrinsic value on the settlement date of $897,000.

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

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs and deferred share awards and the if-converted method for exchangeable debt (including our 5.25% Notes), common units, redeemable noncontrolling interest, PB-PIUs, PSUs and vested PIUs and deferred share awards not previously settled by common share issuances.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common shareholders	$38,347	$35,114	$73,087	$67,723
Income attributable to share-based compensation awards for basic EPS	(157)	(114)	(323)	(259)
Numerator for basic EPS on net income attributable to common shareholders	38,190	35,000	72,764	67,464
Adjustment to income attributable to share-based compensation awards for diluted EPS	45	22	94	44
Numerator for diluted EPS on net income attributable to common shareholders	$38,235	$35,022	$72,858	$67,508

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,459	112,293	112,421	112,261
Dilutive effect of share-based compensation awards	765	492	744	501
Denominator for diluted EPS (common shares)	113,224	112,785	113,165	112,762

Basic EPS attributable to common shareholders	$0.34	$0.31	$0.65	$0.60
Diluted EPS attributable to common shareholders	$0.34	$0.31	$0.64	$0.60

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Conversion of common units	2,177	1,703	2,113	1,664
Conversion of redeemable noncontrolling interest	826	926	850	937

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

>weighted average restricted shares and deferred share awards of 448,000 and 435,000 for the three months ended June 30, 2025 and 2024, respectively, and 420,000 and 432,000 for the six months ended June 30, 2025 and 2024, respectively;
>weighted average TB-PIUs of 235,000 and 229,000 for the three months ended June 30, 2025 and 2024, respectively, and 231,000 and 218,000 for the six months ended June 30, 2025 and 2024, respectively; and
>weighted average vested PIUs of 223,000 and 206,000 for the three and six months ended June 30, 2024, respectively.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three and six months ended June 30, 2025 and 2024 was less than the exchange price applicable to those periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of June 30, 2025, management believes that it is reasonably possible that we could recognize a loss of up to $5.1 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $25 million as of June 30, 2025. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2025, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2025, we:

>finished the period with our portfolio 94.0% occupied and 95.6% leased; and
>achieved a tenant retention rate of 81.9%, which was driven by our Defense/IT Portfolio.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	June 30, 2025	December 31, 2024
Occupancy rates at period end
Total	94.0%	93.6%
Defense/IT Portfolio
Fort Meade/BW Corridor	94.5%	95.8%
NoVA Defense/IT	93.1%	91.7%
Lackland Air Force Base	100.0%	93.0%
Navy Support	84.0%	82.6%
Redstone Arsenal	95.8%	94.5%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.6%	95.4%
Other	76.2%	72.7%
ARR per occupied square foot at period end	$35.77	$35.35

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2024	24,537	22,961
Vacated upon lease expiration (1)	—	(211)
Occupancy for new leases	—	324
Development placed in service	36	36
Other changes	(2)	(4)
June 30, 2025	24,571	23,106
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2025, we leased 1.4 million square feet, including: 915,000 square feet of renewal leasing (representing a tenant retention rate of 81.9%); 353,000 square feet of vacant space leasing; and 103,000 square feet of investment space leasing.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$40,166	$36,407	$76,394	$70,078
Construction contract and other service revenues	(12,458)	(20,258)	(22,717)	(46,861)
Depreciation and other amortization associated with real estate operations	39,573	38,161	78,932	76,512
Construction contract and other service expenses	11,873	19,612	21,578	45,619
General, administrative, leasing and other expenses	11,911	12,032	24,067	23,779
Interest expense	20,938	20,617	41,442	41,384
Interest and other income, net	(1,223)	(2,884)	(2,791)	(7,006)
Gain on sales of real estate	—	—	(300)	—
Equity in income of unconsolidated entities	(355)	(26)	(726)	(95)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	1,870	1,735	3,759	3,475
Income tax expense	117	14	220	182
NOI from real estate operations	$112,412	$105,410	$219,858	$207,067

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

Our Same Property pool consisted of 198 properties, comprising 97.1% of our portfolio’s square footage as of June 30, 2025. This pool of properties changed from the pool used for purposes of comparing 2024 and 2023 in our 2024 Annual Report on Form 10-K due to the addition of six properties placed in service and 100% operational on or before January 1, 2024 and three properties owned through a UJV that was formed in 2023.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$177,457	$167,085	$10,372
Construction contract and other service revenues	12,458	20,258	(7,800)
Total revenues	189,915	187,343	2,572
Operating expenses
Property operating expenses	66,915	63,410	3,505
Depreciation and amortization associated with real estate operations	39,573	38,161	1,412
Construction contract and other service expenses	11,873	19,612	(7,739)
General, administrative, leasing and other expenses	11,911	12,032	(121)
Total operating expenses	130,272	133,215	(2,943)
Interest expense	(20,938)	(20,617)	(321)
Interest and other income, net	1,223	2,884	(1,661)
Equity in income of unconsolidated entities	355	26	329
Income tax expense	(117)	(14)	(103)
Net income	$40,166	$36,407	$3,759

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$167,453	$160,826	$6,627
Lease termination revenue, net	728	881	(153)
Collectability recovery provisions included in lease revenue	260	9	251
Other property revenue	1,834	1,439	395
Same Property total revenues	170,275	163,155	7,120
Developed properties placed in service	3,052	939	2,113
Acquired properties	1,673	972	701
Other	2,457	2,019	438
	177,457	167,085	10,372
Property operating expenses
Same Property	(63,480)	(60,798)	(2,682)
Developed properties placed in service	(628)	(95)	(533)
Acquired properties	(747)	(602)	(145)
Other	(2,060)	(1,915)	(145)
	(66,915)	(63,410)	(3,505)

UJV NOI allocable to COPT Defense
Same Property	1,870	1,735	135

NOI from real estate operations
Same Property	108,665	104,092	4,573
Developed properties placed in service	2,424	844	1,580
Acquired properties	926	370	556
Other	397	104	293
	$112,412	$105,410	$7,002

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$100,434	$96,673	$3,761
Other	8,231	7,419	812
	$108,665	$104,092	$4,573

Same Property rent statistics
Average occupancy rate	94.3%	93.8%	0.5%
Average straight-line rent per occupied square foot (1)	$7.10	$6.85	$0.25
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Properties was due primarily to additional revenue in the current period resulting from increased rental and occupancy rates;
>developed properties placed in service reflects the effect of four properties placed in service in 2024 and 2025; and
>acquired properties includes two operating office properties acquired in 2024.

NOI from Service Operations

	For the Three Months Ended June 30,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$12,458	$20,258	$(7,800)
Construction contract and other service expenses	(11,873)	(19,612)	7,739
NOI from service operations	$585	$646	$(61)

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

Comparison of Statements of Operations for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$355,054	$333,748	$21,306
Construction contract and other service revenues	22,717	46,861	(24,144)
Total revenues	377,771	380,609	(2,838)
Operating expenses
Property operating expenses	138,955	130,156	8,799
Depreciation and amortization associated with real estate operations	78,932	76,512	2,420
Construction contract and other service expenses	21,578	45,619	(24,041)
General, administrative, leasing and other expenses	24,067	23,779	288
Total operating expenses	263,532	276,066	(12,534)
Interest expense	(41,442)	(41,384)	(58)
Interest and other income, net	2,791	7,006	(4,215)
Gain on sales of real estate	300	—	300
Equity in income of unconsolidated entities	726	95	631
Income tax expense	(220)	(182)	(38)
Net income	$76,394	$70,078	$6,316

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$337,687	$322,839	$14,848
Lease termination revenue, net	1,562	1,656	(94)
Collectability (loss) recovery provisions included in lease revenue	(1,875)	118	(1,993)
Other property revenue	4,098	2,641	1,457
Same Property total revenues	341,472	327,254	14,218
Developed properties placed in service	5,939	1,335	4,604
Acquired properties	2,692	1,134	1,558
Other	4,951	4,025	926
	355,054	333,748	21,306
Property operating expenses
Same Property	(132,290)	(125,525)	(6,765)
Developed properties placed in service	(1,043)	(229)	(814)
Acquired properties	(1,450)	(693)	(757)
Other	(4,172)	(3,709)	(463)
	(138,955)	(130,156)	(8,799)

UJV NOI allocable to COPT Defense
Same Property	3,759	3,475	284

NOI from real estate operations
Same Property	212,941	205,204	7,737
Developed properties placed in service	4,896	1,106	3,790
Acquired properties	1,242	441	801
Other	779	316	463
	$219,858	$207,067	$12,791

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$195,631	$191,552	$4,079
Other	17,310	13,652	3,658
	$212,941	$205,204	$7,737

Same Property rent statistics
Average occupancy rate	94.2%	93.8%	0.4%
Average straight-line rent per occupied square foot (1)	$14.14	$13.69	$0.45
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

>the increase for our Same Properties was due in large part to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher snow removal and utility expenses, the effect of which was mostly offset by increased tenant expense reimbursements and prior year real estate taxes refunded upon appeal. For the increases in our Same Properties by segment, the Defense/IT Portfolio increase was adversely affected by $1.9 million in collectability loss provisions, while our Other segment increase included $2.2 million from refunds of prior year real estate taxes, net of related tenant reimbursements;
>developed properties placed in service reflects the effect of four properties placed in service in 2024 and 2025; and
>acquired properties includes two operating office properties acquired in 2024.

NOI from Service Operations

	For the Six Months Ended June 30,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$22,717	$46,861	$(24,144)
Construction contract and other service expenses	(21,578)	(45,619)	24,041
NOI from service operations	$1,139	$1,242	$(103)

Construction contract and other service revenue and expenses decreased in the current period due primarily to a lower volume of construction activity for one of our tenants.

Interest and Other Income, Net

Interest and other income, net decreased due in large part to interest income earned from excess loan proceeds that we invested in short-term interest-bearing money market accounts in the prior period.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars and shares in thousands, except per share data)
Net income	$40,166	$36,407	$76,394	$70,078
Real estate-related depreciation and amortization	39,573	38,161	78,932	76,512
Gain on sales of real estate	—	—	(300)	—
Depreciation and amortization on UJVs allocable to COPT Defense	732	778	1,473	1,555
FFO	80,471	75,346	156,499	148,145
FFO allocable to other noncontrolling interests	(1,382)	(984)	(2,540)	(1,820)
Basic FFO allocable to share-based compensation awards	(550)	(599)	(1,080)	(1,186)
Basic FFO available to common share and common unit holders	78,539	73,763	152,879	145,139
Redeemable noncontrolling interest	—	471	—	940
Diluted FFO adjustments allocable to share-based compensation awards	96	46	201	94
Diluted FFO available to common share and common unit holders	78,635	74,280	153,080	146,173
Executive transition costs	—	81	—	158
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(1)	—	(1)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$78,635	$74,360	$153,080	$146,330

Weighted average common shares	112,459	112,293	112,421	112,261
Conversion of weighted average common units	2,177	1,703	2,113	1,664
Weighted average common shares/units - Basic FFO per share	114,636	113,996	114,534	113,925
Dilutive effect of share-based compensation awards	765	492	744	501
Redeemable noncontrolling interest	—	926	—	937
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,401	115,414	115,278	115,363

Diluted EPS	$0.34	$0.31	$0.64	$0.60
Diluted FFO per share	$0.68	$0.64	$1.33	$1.27
Diluted FFO per share, as adjusted for comparability	$0.68	$0.64	$1.33	$1.27

Denominator for diluted EPS	113,224	112,785	113,165	112,762
Weighted average common units	2,177	1,703	2,113	1,664
Redeemable noncontrolling interest	—	926	—	937
Denominator for diluted FFO per share and as adjusted for comparability	115,401	115,414	115,278	115,363

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2025 (in thousands):

Properties in development or held for future development	$93,771
Tenant improvements on operating properties (1)	21,670
Capital improvements on operating properties	7,513
$122,954
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities decreased $4.9 million when comparing the six months ended June 30, 2025 and 2024, which included offsetting changes in the timing of cash flows from real estate operations and third-party construction projects.

Net cash flow used in investing activities increased $16.3 million when comparing the six months ended June 30, 2025 and 2024 due primarily to cash paid for properties in development or held for future development and funding of investing receivables, which was partially offset by our acquisition of an operating property in the prior period.

Net cash flow used in financing activities in the six months ended June 30, 2025 was $27.7 million, and included primarily the following:

>net proceeds from debt borrowings during the period of $44.1 million; and
>dividends to common shareholders of $67.7 million.

Net cash flow used in financing activities in the six months ended June 30, 2024 was $99.4 million, and included primarily the following:

>repayments of debt borrowings during the period of $29.1 million; and
>dividends to common shareholders of $65.3 million.

Supplemental Guarantor Information

As of June 30, 2025, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of June 30, 2025, we had $21.3 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million. We use this facility to initially fund most of the cash requirements from our investing activities, including property development and acquisition costs, as well as certain debt balloon payments due upon maturity.  We then subsequently pay down the facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties. The facility matures in October 2026 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $480.0 million as of June 30, 2025.

Our senior unsecured debt is rated investment grade, with either stable or positive outlooks, by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks primarily for joint venture financings. In addition, we periodically raise equity when we access the public equity markets by issuing common shares.

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
>property development costs;
>tenant and capital improvements and leasing costs for operating properties (expected to total approximately $60 million during the remainder of 2025);
>debt balloon payments due upon maturity; and
>dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2025 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2025, we expect to spend $115 million to $135 million on costs for properties actively under development, most of which was contractually obligated as of June 30, 2025. During the remainder of 2025 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations and any excess available cash and cash equivalents, with the balance funded, at least initially, using borrowings under our Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2025, we were compliant with these covenants.

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

The following table sets forth as of June 30, 2025 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Fixed rate debt (1)	$655	$436,140	$—	$345,000	$400,000	$1,000,000	$2,181,795
Weighted average interest rate	3.24%	2.38%	—%	5.25%	2.00%	2.81%	2.96%
Variable rate debt (2)	$270	$277,035	$—	$—	$—	$—	$277,305
Weighted average interest rate (3)	5.89%	5.63%	—%	—%	—%	—%	5.64%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $20.5 million.
(2)Maturities in 2026 included $141.8 million that may be extended to 2027 and $125.0 million that may be extended to 2028, all subject to certain conditions.
(3)Represents interest rates in effect for variable-rate debt as of June 30, 2025.

The fair value of our debt was $2.3 billion as of June 30, 2025.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $77 million as of June 30, 2025.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2025 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $260,000 in the six months ended June 30, 2025 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

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

COPT DEFENSE PROPERTIES

Date:	July 31, 2025	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	July 31, 2025	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer