Form 10-Q
period 2025-09-30
COPT DEFENSE PROPERTIES
filed 2025-11-04
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)
 (443) 285-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of October 23, 2025, 113,210,594 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Properties, net
Operating properties, net	$3,372,672	$3,353,477
Projects in development or held for future development	353,184	277,049
Total properties, net	3,725,856	3,630,526
Property - operating lease right-of-use assets	51,838	55,760
Cash and cash equivalents	23,687	38,284
Investment in unconsolidated real estate joint ventures	36,301	39,360
Accounts receivable, net	38,931	42,234
Deferred rent receivable	173,758	161,438
Lease incentives, net	68,263	64,013
Deferred leasing costs (net of accumulated amortization of $42,807 and $44,060, respectively)	72,272	71,268
Investing receivables (net of allowance for credit losses of $4,204 and $2,792, respectively)	79,772	69,680
Prepaid expenses and other assets, net	80,754	81,628
Total assets	$4,351,432	$4,254,191
Liabilities and equity
Liabilities
Debt, net	$2,443,518	$2,391,755
Accounts payable and accrued expenses	135,331	126,031
Rents received in advance and security deposits	36,988	38,560
Dividends and distributions payable	35,220	33,909
Deferred revenue associated with operating leases	43,671	39,752
Property - operating lease liabilities	46,203	49,240
Other liabilities	31,245	14,377
Total liabilities	2,772,176	2,693,624
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	24,217	23,974
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 112,950,359 at September 30, 2025 and 112,703,460 at December 31, 2024)	1,130	1,127
Additional paid-in capital	2,497,736	2,494,369
Cumulative distributions in excess of net income	(991,935)	(1,003,401)
Accumulated other comprehensive income	79	988
Total shareholders’ equity	1,507,010	1,493,083
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	33,024	28,935
Other consolidated entities	15,005	14,575
Noncontrolling interests in subsidiaries	48,029	43,510
Total equity	1,555,039	1,536,593
Total liabilities, redeemable noncontrolling interest and equity	$4,351,432	$4,254,191

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Lease revenue	$178,272	$170,549	$529,178	$501,601
Other property revenue	2,038	2,014	6,186	4,710
Construction contract and other service revenues	8,485	16,662	31,202	63,523
Total revenues	188,795	189,225	566,566	569,834
Operating expenses
Property operating expenses	70,356	68,881	209,311	199,037
Depreciation and amortization associated with real estate operations	40,631	38,307	119,563	114,819
Construction contract and other service expenses	7,952	16,127	29,530	61,746
General, administrative, leasing and other expenses	12,030	11,416	36,097	35,195
Total operating expenses	130,969	134,731	394,501	410,797
Interest expense	(20,894)	(20,376)	(62,336)	(61,760)
Interest and other income, net	2,591	3,324	5,382	10,330
Gain on sales of real estate	3,018	—	3,318	—
Income before equity in income of unconsolidated entities and income taxes	42,541	37,442	118,429	107,607
Equity in income of unconsolidated entities	1,815	85	2,541	180
Income tax expense	(612)	(130)	(832)	(312)
Net income	43,744	37,397	120,138	107,475
Net income attributable to noncontrolling interests
Common units in CDPLP	(924)	(711)	(2,496)	(2,013)
Other consolidated entities	(1,093)	(601)	(2,828)	(1,654)
Net income attributable to common shareholders	$41,727	$36,085	$114,814	$103,808

Earnings per common share
Net income attributable to common shareholders - basic	$0.37	$0.32	$1.02	$0.92
Net income attributable to common shareholders - diluted	$0.37	$0.32	$1.01	$0.92

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$43,744	$37,397	$120,138	$107,475
Other comprehensive loss
Unrealized income (loss) on interest rate derivatives	67	(2,582)	261	1,309
Reclassification adjustments on interest rate derivatives recognized in interest expense	(368)	(1,170)	(1,296)	(3,522)
Total other comprehensive loss	(301)	(3,752)	(1,035)	(2,213)
Comprehensive income	43,443	33,645	119,103	105,262
Comprehensive income attributable to noncontrolling interests	(1,979)	(1,116)	(5,198)	(3,511)
Comprehensive income attributable to common shareholders	$41,464	$32,529	$113,905	$101,751

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2024
Balance at June 30, 2024 (112,650,930 common shares outstanding)	$1,127	$2,489,931	$(1,008,087)	$3,614	$43,921	$1,530,506
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(142)	(142)
Share-based compensation (2,276 shares issued, net of redemptions)	—	1,012	—	—	1,729	2,741
Redemption of vested equity awards	—	(66)	—	—	—	(66)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,597	—	—	(1,597)	—
Comprehensive income	—	—	36,085	(3,556)	610	33,139
Dividends	—	—	(33,258)	—	—	(33,258)
Distributions to owners of common units in CDPLP	—	—	—	—	(645)	(645)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	328	—	—	—	328
Balance at September 30, 2024 (112,693,206 common shares outstanding)	$1,127	$2,493,340	$(1,005,260)	$58	$43,330	$1,532,595

For the Three Months Ended September 30, 2025
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741
Conversion of common units to common shares (22,292 shares)	1	302	—	—	(303)	—
Redemption of common units	—	—	—	—	(129)	(129)
Share-based compensation (1,221 shares redeemed, net of issuances)	—	1,116	—	—	2,022	3,138
Redemption of vested equity awards	—	(55)	—	—	—	(55)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,910	—	—	(1,910)	—
Comprehensive income	—	—	41,727	(263)	1,045	42,509
Dividends	—	—	(34,444)	—	—	(34,444)
Distributions to owners of common units in CDPLP	—	—	—	—	(754)	(754)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	(959)	—	—	—	(959)
Balance at September 30, 2025 (112,950,359 common shares outstanding)	$1,130	$2,497,736	$(991,935)	$79	$48,029	$1,555,039

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2024
Balance at December 31, 2023 (112,555,352 common shares outstanding)	$1,126	$2,489,989	$(1,009,318)	$2,115	$39,843	$1,523,755
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(1,420)	(1,420)
Share-based compensation (97,854 shares issued, net of redemptions)	1	3,132	—	—	5,093	8,226
Redemption of vested equity awards	—	(1,194)	—	—	—	(1,194)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(269)	—	—	269	—
Comprehensive income	—	—	103,808	(2,057)	2,065	103,816
Dividends	—	—	(99,750)	—	—	(99,750)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,959)	(1,959)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	1,144	—	—	—	1,144
Balance at September 30, 2024 (112,693,206 common shares outstanding)	$1,127	$2,493,340	$(1,005,260)	$58	$43,330	$1,532,595

For the Nine Months Ended September 30, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (33,881 shares)	1	458	—	—	(459)	—
Redemption of common units	—	—	—	—	(469)	(469)
Share-based compensation (213,018 shares issued, net of redemptions)	2	3,368	—	—	5,863	9,233
Redemption of vested equity awards	—	(1,264)	—	—	—	(1,264)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,048	—	—	(1,048)	—
Comprehensive income	—	—	114,814	(909)	2,929	116,834
Dividends	—	—	(103,348)	—	—	(103,348)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,274)	(2,274)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	(243)	—	—	—	(243)
Balance at September 30, 2025 (112,950,359 common shares outstanding)	$1,130	$2,497,736	$(991,935)	$79	$48,029	$1,555,039

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Revenues from real estate operations received	$532,741	$513,267
Construction contract and other service revenues received	40,457	60,441
Property operating expenses paid	(212,184)	(196,123)
Construction contract and other service expenses paid	(33,437)	(54,728)
General, administrative, leasing and other expenses paid	(26,839)	(26,210)
Interest expense paid	(58,878)	(58,742)
Lease incentives paid	(17,247)	(13,893)
Interest and other income received	2,885	6,426
Other	1,112	(561)
Net cash provided by operating activities	228,610	229,877
Cash flows from investing activities
Properties in development or held for future development	(130,789)	(129,387)
Acquisitions of operating properties and related intangible assets	—	(32,244)
Tenant improvements on operating properties	(41,764)	(36,698)
Other capital improvements on operating properties	(16,015)	(22,572)
Non-operating distributions from unconsolidated real estate joint venture	21,874	962
Investing receivables funded	(9,521)	(2,087)
Leasing costs paid	(12,187)	(10,743)
Other	5,286	3,649
Net cash used in investing activities	(183,116)	(229,120)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	313,000	—
Repayments of debt
Revolving Credit Facility	(264,000)	—
Scheduled principal amortization	(1,376)	(1,879)
Other debt repayments	—	(27,649)
Common share dividends paid	(102,155)	(98,581)
Other	(5,870)	(6,401)
Net cash used in financing activities	(60,401)	(134,510)
Net decrease in cash and cash equivalents and restricted cash	(14,907)	(133,753)
Cash and cash equivalents and restricted cash
Beginning of period	39,697	169,424
End of period	$24,790	$35,671

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Reconciliation of net income to net cash provided by operating activities
Net income	$120,138	$107,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	121,001	116,605
Amortization of deferred financing costs and net debt discounts	5,162	5,106
Change in net deferred rent receivable and liability	(8,146)	(1,103)
Gain on sales of real estate	(3,318)	—
Share-based compensation	8,739	7,826
Other	(2,797)	(2,399)
Changes in operating assets and liabilities
Decrease in accounts receivable	3,421	6,503
Increase in lease incentives and prepaid expenses and other assets, net	(6,800)	(14,279)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(7,218)	6,339
Decrease in rents received in advance and security deposits	(1,572)	(2,196)
Net cash provided by operating activities	$228,610	$229,877
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$38,284	$167,820
Restricted cash at beginning of period	1,413	1,604
Cash and cash equivalents and restricted cash at beginning of period	$39,697	$169,424

Cash and cash equivalents at end of period	$23,687	$34,478
Restricted cash at end of period	1,103	1,193
Cash and cash equivalents and restricted cash at end of period	$24,790	$35,671
Supplemental schedule of non-cash investing and financing activities
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$14,221	$(9,008)
Recognition of operating right-of-use assets and related lease liabilities	$302	$2,976
Decrease in fair value of derivatives applied to accumulated other comprehensive income and noncontrolling interests	$(1,035)	$(2,213)
Dividends/distributions payable	$35,220	$33,915
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$459	$538
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(1,048)	$269
Increase (decrease) in redeemable noncontrolling interest and decrease (increase) in equity to adjust for changes in fair value of redeemable noncontrolling interest	$243	$(1,144)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and their defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. As of September 30, 2025, our Defense/IT Portfolio included:

•198 operating properties totaling 22.6 million square feet comprised of 16.7 million square feet in 167 office properties and 5.9 million square feet in 31 single-tenant data center shells. We owned 24 of these data center shells totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•five properties under development (three office properties and two data center shells) that will total approximately 812,000 square feet upon completion; and
•approximately 1,000 acres of land controlled that we believe could be developed into approximately 10.7 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of September 30, 2025.

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

Equity interests in CDPLP are in the form of common and preferred units. As of September 30, 2025, COPT Defense owned 97.3% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

In November 2024, the FASB issued guidance requiring disaggregated disclosure of specified information about certain expense categories included in expense line items on the consolidated statements of operations in the notes to the financial statements. This guidance is effective for us for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. We expect to apply this guidance prospectively to financial statements issued for reporting periods after the effective date. We are currently assessing the application of this guidance on our future consolidated financial statements.

In July 2025, the FASB issued guidance providing a practical expedient for use in estimating expected credit losses on non-lease revenue related accounts receivable and contract assets. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for us for interim and annual periods beginning after December 15, 2025. Early adoption is permitted and the guidance will be applied prospectively. We are currently assessing the application of this guidance on our future consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of September 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2025 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (1)
Interest rate derivatives	$—	$280	$—	$280
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$495,523	$495,707
Buildings and improvements	4,521,621	4,395,063
Less: Accumulated depreciation	(1,644,472)	(1,537,293)
Operating properties, net	$3,372,672	$3,353,477

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease revenue	2025	2024	2025	2024
Fixed	$135,957	$129,357	$403,982	$382,918
Variable	42,315	41,192	125,196	118,683
	$178,272	$170,549	$529,178	$501,601

Lessee Arrangements

As of September 30, 2025, our balance sheet included $54.3 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2025	December 31, 2024
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$51,838	$55,760
Finance leases - Property	Prepaid expenses and other assets, net	2,435	2,491
Total right-of-use assets		$54,273	$58,251
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$46,203	$49,240
Finance leases - Property	Other liabilities	370	391
Total lease liabilities		$46,573	$49,631

As of September 30, 2025, our operating leases had a weighted average remaining lease term of 40 years and a weighted average discount rate of 7.4%, while our finance leases had a weighted average remaining lease term of seven years and a weighted average discount rate of 9.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease cost		2025	2024	2025	2024
Operating lease cost
Property leases - fixed	Property operating expenses	$2,276	$1,929	$6,813	$5,687
Property leases - variable	Property operating expenses	27	42	81	219
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	19	19	56	56
Interest on lease liabilities	Interest expense	8	9	26	28
		$2,330	$1,999	$6,976	$5,990

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,928	$5,232
Operating cash flows for finance leases	$26	$28
Financing cash flows for finance leases	$21	$18

Payments on property leases were due as follows (in thousands):

	September 30, 2025
Year Ending December 31,	Operating Leases	Finance Leases
2025 (1)	$2,011	$15
2026	8,217	65
2027	8,418	67
2028	2,838	69
2029	2,094	71
Thereafter	153,999	226
Total lease payments	177,577	513
Less: Amount representing interest	(131,374)	(143)
Lease liability	$46,203	$370
(1)Represents the three months ending December 31, 2025.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		September 30, 2025
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$763,461	$35,224	$82,178	$21,950
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	139,649	—	3,171	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	99,839	54,735	48,715	46,506
				$1,002,949	$89,959	$134,064	$68,456
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2025	December 31, 2024
Redshift JV LLC	1/10/2023	10%	3	$20,804	$20,921
BREIT COPT DC JV LLC	6/20/2019	10%	9	8,830	9,584
Quark JV LLC	12/14/2022	10%	2	6,667	6,706
B RE COPT DC JV III LLC	6/2/2021	10%	2	(493)	2,149
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(22,057)	(3,409)
			24	$13,751	$35,951
(1)Included $36.3 million and $39.4 million reported in “investment in unconsolidated real estate joint ventures” and $22.6 million and $3.4 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Investments with deficit balances are attributable to JV distributions of nonrecourse debt refinancing proceeds in excess of our equity in B RE COPT DC JV III LLC and B RE COPT DC JV II LLC; we are obligated to fund our share of future cash flow requirements of these joint ventures.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.5 million as of September 30, 2025 and $6.7 million as of December 31, 2024 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Notes receivable from the City of Huntsville	$73,774	$69,241
Other investing loans receivable	10,202	3,231
Amortized cost basis	83,976	72,472
Allowance for credit losses	(4,204)	(2,792)
Investing receivables, net	$79,772	$69,680

The balances above include accrued interest receivable, net of allowance for credit losses, of $4.5 million as of September 30, 2025 and $3.2 million as of December 31, 2024.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loans receivable as of September 30, 2025 carry effective interest rates ranging from 12.0% to 14.0% and mature by early 2026.

The fair value of these receivables was approximately $84 million as of September 30, 2025 and $72 million as of December 31, 2024.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		September 30, 2025
	September 30, 2025	December 31, 2024
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Fixed-rate mortgage debt	$36,336	$37,130	3.82%	June 2026
Variable-rate secured debt	32,120	32,471	SOFR + 0.10% + 1.45% to 1.55% (2)	2026 (3)
Total mortgage and other secured debt	68,456	69,601
Revolving Credit Facility (4)	124,000	75,000	SOFR + 0.10% + 0.725% to 1.400% (5)	October 2026 (4)
Term Loan Facility (6)	124,891	124,633	SOFR + 0.10% + 0.850% to 1.700% (7)	January 2026 (6)
Unsecured Senior Notes
2.25%, $400,000 aggregate principal	399,532	398,699	2.25% (8)	March 2026
5.25%, $345,000 aggregate principal (9)	338,990	337,588	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	398,334	397,961	2.00% (11)	January 2029
2.75%, $600,000 aggregate principal	593,186	592,330	2.75% (12)	April 2031
2.90%, $400,000 aggregate principal	396,020	395,692	2.90% (13)	December 2033
Unsecured note payable	109	251	0% (14)	May 2026
Total debt, net	$2,443,518	$2,391,755
(1)The carrying values of our debt other than the Revolving Credit Facility reflect net deferred financing costs of $3.0 million as of September 30, 2025 and $4.0 million as of December 31, 2024.
(2)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of September 30, 2025 was 5.14%; excluding the effect of this swap, the weighted average interest rate on this debt as of September 30, 2025 was 5.95%.
(3)Most of this debt may be extended by a 12-month period at our option, provided that there is no default on the debt and we pay an extension fee of 0.10% of the debt balance.
(4)The facility matures in October 2026, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Refer to subsequent events disclosure pertaining to this facility in Note 18.
(5)The weighted average interest rate on the Revolving Credit Facility was 5.37% as of September 30, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9 to our consolidated financial statements).
(6)This facility matures in January 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding loan balance for each extension period. Refer to subsequent events disclosure pertaining to this facility in Note 18.
(7)The interest rate on this loan was 5.68% as of September 30, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9 to our consolidated financial statements).
(8)The carrying value of these notes reflects unamortized discounts and commissions totaling $382,000 as of September 30, 2025 and $1.1 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.48%.
(9)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. As of September 30, 2025, the exchange rate of the notes equaled 33.4962 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.85 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $5.3 million as of September 30, 2025 and $6.6 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 5.83%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.2 million as of September 30, 2025 and $1.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.09%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $5.9 million as of September 30, 2025 and $6.7 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.94%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.3 million as of September 30, 2025 and $3.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 3.01%.
(14)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $2,000 as of September 30, 2025 and $10,000 as of December 31, 2024.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Credit Facility, Term Loan Facility and Unsecured Senior Notes. All of our mortgage and other secured debt as of September 30, 2025 was for consolidated real estate joint ventures (see Note 6).

The table below sets forth interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense at stated interest rate	$4,529	$4,528	$13,585	$13,584
Interest expense associated with amortization of debt discount and issuance costs	416	393	1,231	1,162
Total	$4,945	$4,921	$14,816	$14,746

Certain of our debt instruments require that we comply with a number of restrictive financial covenants.  As of September 30, 2025, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	September 30, 2025
2025 (1)	$466
2026	717,175
2027	—
2028	345,000
2029	400,000
Thereafter	1,000,000
Total	$2,462,641	(2)
(1)Represents the three months ending December 31, 2025.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $19.1 million.

We capitalized interest costs of $1.3 million in the three months ended September 30, 2025, $712,000 in the three months ended September 30, 2024, $3.3 million in the nine months ended September 30, 2025 and $1.9 million in the nine months ended September 30, 2024.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,126,062	$2,025,731	$2,122,270	$1,946,905
Other fixed-rate debt	36,445	35,723	37,381	35,841
Variable-rate debt	281,011	281,561	232,104	232,768
	$2,443,518	$2,343,015	$2,391,755	$2,215,514

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2025	December 31, 2024
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	$80	$550
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	26	181
$10,220	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	174	387
$22,100		0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	—	197
						$280	$1,315
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$280	$1,315

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Interest rate derivatives	$67	$(2,582)	$261	$1,309	$368	$1,170	$1,296	$3,522

Based on the fair value of our derivatives as of September 30, 2025, we estimate that approximately $280,000 of gains will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of September 30, 2025, we were not in default with any of these provisions. As of September 30, 2025, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below sets forth the activity for redeemable noncontrolling interest (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Beginning balance	$23,974	$23,580
Distributions to noncontrolling interest	(2,269)	(1,446)
Net income attributable to noncontrolling interest	2,269	1,446
Adjustments for changes in fair value of interest	243	(1,144)
Ending balance	$24,217	$22,436

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

11.    Equity

As of September 30, 2025, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.305 in the three months ended September 30, 2025, $0.295 in the three months ended September 30, 2024, $0.915 in the nine months ended September 30, 2025 and $0.885 in the nine months ended September 30, 2024

During the nine months ended September 30, 2025, certain CDPLP limited partners converted 33,881 common units in CDPLP for an equal number of common shares.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have the following reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Redstone Arsenal (in Huntsville, Alabama); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the first quarter of 2025, we retrospectively reclassified two properties to our Fort Meade/BW Corridor sub-segment from our Other segment.

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

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” on our consolidated balance sheets (which were included in our data center shells sub-segment and totaled $13.8 million and $36.4 million as of September 30, 2025 and 2024, respectively).

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	Redstone Arsenal	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended September 30, 2025
Revenues from real estate operations	$81,756	$19,477	$22,343	$18,555	$8,727	$10,715	$161,573	$18,737	$180,310
Other segment items:
Property operating expenses	(28,477)	(7,250)	(8,891)	(10,245)	(4,016)	(1,701)	(60,580)	(9,776)	(70,356)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,864	1,864	—	1,864
Total other segment items	(28,477)	(7,250)	(8,891)	(10,245)	(4,016)	163	(58,716)	(9,776)	(68,492)
NOI from real estate operations	53,279	12,227	13,452	8,310	4,711	10,878	102,857	8,961	111,818
Additions to long-lived assets	$12,812	$2,209	$7,061	$7	$5,962	$—	$28,051	$2,866	$30,917
Transfers from non-operating properties	$19,751	$4,806	$26	$—	$—	$1,215	$25,798	$142	$25,940
Three Months Ended September 30, 2024
Revenues from real estate operations	$80,757	$18,332	$22,083	$16,879	$8,068	$9,029	$155,148	$17,415	$172,563
Other segment items:
Property operating expenses	(28,342)	(6,463)	(9,252)	(9,160)	(4,084)	(1,554)	(58,855)	(10,026)	(68,881)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,844	1,844	—	1,844
Total other segment items	(28,342)	(6,463)	(9,252)	(9,160)	(4,084)	290	(57,011)	(10,026)	(67,037)
NOI from real estate operations	$52,415	$11,869	$12,831	$7,719	$3,984	$9,319	$98,137	$7,389	$105,526
Additions to long-lived assets	$14,101	$1,521	$5,357	$17,034	$3,520	$—	$41,533	$4,040	$45,573
Transfers from non-operating properties	$418	$25,846	$16	$—	$66	$406	$26,752	$141	$26,893
Nine Months Ended September 30, 2025
Revenues from real estate operations	$247,701	$54,876	$67,523	$52,440	$24,945	$32,224	$479,709	$55,655	$535,364
Other segment items:
Property operating expenses	(87,304)	(19,704)	(27,838)	(28,485)	(12,038)	(5,337)	(180,706)	(28,605)	(209,311)
UJV NOI allocable to COPT Defense	—	—	—	—	—	5,623	5,623	—	5,623
Total other segment items	(87,304)	(19,704)	(27,838)	(28,485)	(12,038)	286	(175,083)	(28,605)	(203,688)
NOI from real estate operations	$160,397	$35,172	$39,685	$23,955	$12,907	$32,510	$304,626	$27,050	$331,676
Additions to long-lived assets	$30,876	$12,395	$12,880	$224	$12,374	$—	$68,749	$8,228	$76,977
Transfers from non-operating properties	$34,984	$23,428	$42	$—	$2	$10,481	$68,937	$5,141	$74,078
Segment assets at September 30, 2025	$1,460,768	$618,618	$491,051	$193,734	$167,810	$473,277	$3,405,258	$315,621	$3,720,879
Nine Months Ended September 30, 2024
Revenues from real estate operations	$238,012	$52,157	$64,110	$49,737	$24,534	$27,086	$455,636	$50,675	$506,311
Other segment items:
Property operating expenses	(81,718)	(17,976)	(27,444)	(26,645)	(11,343)	(4,588)	(169,714)	(29,323)	(199,037)
UJV NOI allocable to COPT Defense	—	—	—	—	—	5,319	5,319	—	5,319
Total other segment items	(81,718)	(17,976)	(27,444)	(26,645)	(11,343)	731	(164,395)	(29,323)	(193,718)
NOI from real estate operations	$156,294	$34,181	$36,666	$23,092	$13,191	$27,817	$291,241	$21,352	$312,593
Additions to long-lived assets	$48,370	$2,545	$19,762	$17,034	$6,049	$—	$93,760	$14,287	$108,047
Transfers from non-operating properties	$2,658	$60,119	$1,011	$9	$106	$3,891	$67,794	$1,884	$69,678
Segment assets at September 30, 2024	$1,450,602	$602,573	$492,912	$200,968	$161,007	$427,972	$3,336,034	$311,421	$3,647,455

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenues from real estate operations	$180,310	$172,563	$535,364	$506,311
Construction contract and other service revenues	8,485	16,662	31,202	63,523
Total revenues	$188,795	$189,225	$566,566	$569,834

The following table reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
UJV NOI allocable to COPT Defense	$1,864	$1,844	$5,623	$5,319
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense, interest expense and loss on early extinguishment of debt	(1,786)	(1,759)	(4,819)	(5,139)
Add: Equity in loss of unconsolidated non-real estate entities	1,737	—	1,737	—
Equity in income of unconsolidated entities	$1,815	$85	$2,541	$180

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Construction contract and other service revenues	$8,485	$16,662	$31,202	$63,523
Construction contract and other service expenses	(7,952)	(16,127)	(29,530)	(61,746)
NOI from service operations	$533	$535	$1,672	$1,777

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NOI from real estate operations	$111,818	$105,526	$331,676	$312,593
NOI from service operations	533	535	1,672	1,777
Depreciation and other amortization associated with real estate operations	(40,631)	(38,307)	(119,563)	(114,819)
General, administrative, leasing and other expenses	(12,030)	(11,416)	(36,097)	(35,195)
Interest expense	(20,894)	(20,376)	(62,336)	(61,760)
Interest and other income, net	2,591	3,324	5,382	10,330
Gain on sales of real estate	3,018	—	3,318	—
Equity in income of unconsolidated entities	1,815	85	2,541	180
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(1,864)	(1,844)	(5,623)	(5,319)
Income tax expense	(612)	(130)	(832)	(312)
Net income	$43,744	$37,397	$120,138	$107,475

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2025	September 30, 2024
Segment assets	$3,720,879	$3,647,455
Operating properties lease liabilities included in segment assets	46,573	34,012
Investment in UJV deficit balance included in segment assets	22,550	3,370
Non-operating property assets	353,184	314,729
Other assets	208,246	234,736
Total consolidated assets	4,351,432	4,234,302

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Construction contract revenue
Firm fixed price	$3,525	$8,158	$15,338	$29,343
Guaranteed maximum price	3,310	6,318	10,764	28,410
Cost-plus fee	1,323	1,868	4,230	4,574
Other	327	318	870	1,196
	$8,485	$16,662	$31,202	$63,523

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Beginning balance	$8,828	$10,500
Ending balance	$2,308	$3,836

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Beginning balance	$17,050	$15,086
Ending balance	$14,795	$22,540

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Beginning balance	$2,016	$4,176
Ending balance	$2,210	$2,536
Portion of beginning balance recognized in revenue during:
Three months ended September 30,	$16	$87
Nine months ended September 30,	$201	$2,198

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2025 that will be recognized as revenue in future periods was $30.7 million, of which we expect to recognize approximately $26 million in the three months ending December 31, 2025 and the remainder in 2026.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2025 and December 31, 2024. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three and nine months ended September 30, 2025 and 2024.

14.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2024	$2,792	$615	$75	$3,482
Net credit loss expense (recoveries) (3)	1,412	(67)	33	1,378
September 30, 2025	$4,204	$548	$108	$4,860

December 31, 2023	$2,377	$666	$153	$3,196
Net credit loss expense (recoveries) (3)	490	57	(51)	496
September 30, 2024	$2,867	$723	$102	$3,692
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balance as of September 30, 2025 and December 31, 2024 included $13,000 and $60,000, respectively, in the line entitled “accounts receivable, net” and $95,000 and $15,000, respectively, in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2025 (in thousands):

	Origination Year
	2020 and Earlier	2021	2022	2023	2024	2025	Total
Investing receivables
Credit risk classification
Investment grade	$60,295	$11,696	$—	$1,783	$—	$—	$73,774
Non-investment grade	—	—	1,356	—	—	8,846	10,202
Total	$60,295	$11,696	$1,356	$1,783	$—	$8,846	$83,976

Tenant notes receivable
Credit risk classification
Investment grade	$456	$—	$—	$—	$—	$—	$456
Non-investment grade	1,197	—	—	—	358	23	1,578
Total	$1,653	$—	$—	$—	$358	$23	$2,034

Sales-type lease receivables
Credit risk classification
Investment grade	$3,999	$—	$—	$—	$—	$—	$3,999

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2025.

An insignificant portion of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date, as of September 30, 2025.

We did not have any tenant notes receivable on nonaccrual status as of September 30, 2025 and December 31, 2024. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three and nine months ended September 30, 2025 and 2024.

15.    Share-Based Compensation

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	353,014	$25.65
Granted	250,434	$27.16
Forfeited	(23,481)	$26.55
Vested	(138,547)	$25.48
Unvested as of September 30, 2025	441,420	$26.51

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position.

The aggregate intrinsic value of restricted shares that vested was $3.8 million for the nine months ended September 30, 2025.

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

TB-PIUs

The following table summarizes TB-PIUs activity under our share-based compensation plans for the nine months ended September 30, 2025:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	223,939	$25.14
Granted	123,250	$27.11
Vested	(106,592)	$25.32
Unvested as of September 30, 2025	240,597	$26.07

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

The aggregate intrinsic value of TB-PIUs that vested was $2.9 million for the nine months ended September 30, 2025.

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

Following the end of the performance period, we will settle the awards as follows:

•for PB-PIUs, issuing vested PIUs equal to: the number of earned awards; and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time; and
•for PSUs, issuing fully-vested COPT Defense shares equal to: the number of earned awards; and the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned awards through the date of settlement had such shares been issued on the grant date, divided by the price of our common shares over a defined period of time.

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

Deferred Share Awards

During the nine months ended September 30, 2025, a non-employee Trustee was granted 3,922 deferred share awards with an aggregate grant date fair value of $108,000 ($27.47 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in the position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2025, we issued 32,669 common shares in settlement of vested deferred share awards with a weighted average grant date fair value of $26.19 per award and an aggregate intrinsic value on the settlement date of $897,000.

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances.  Our computation of diluted EPS is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to redeemable noncontrolling interest and share-based compensation awards using the if-converted or treasury stock methods; and
•the numerator is adjusted to add back any changes in income that would result from the assumed conversion into common shares that we add to the denominator.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common shareholders	$41,727	$36,085	$114,814	$103,808
Income attributable to share-based compensation awards for basic EPS	(161)	(127)	(484)	(385)
Numerator for basic EPS on net income attributable to common shareholders	41,566	35,958	114,330	103,423
Adjustment to income attributable to share-based compensation awards for diluted EPS	28	23	144	66
Numerator for diluted EPS on net income attributable to common shareholders	$41,594	$35,981	$114,474	$103,489

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,485	112,314	112,442	112,279
Dilutive effect of share-based compensation awards	702	696	749	566
Denominator for diluted EPS (common shares)	113,187	113,010	113,191	112,845

Basic EPS attributable to common shareholders	$0.37	$0.32	$1.02	$0.92
Diluted EPS attributable to common shareholders	$0.37	$0.32	$1.01	$0.92

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Conversion of common units	2,182	1,696	2,136	1,675
Conversion of redeemable noncontrolling interest	804	747	834	873

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 502,000 and 436,000 for the three months ended September 30, 2025 and 2024, respectively, and 429,000 and 433,000 for the nine months ended September 30, 2025 and 2024, respectively;
•weighted average TB-PIUs of 241,000 and 229,000 for the three months ended September 30, 2025 and 2024, respectively, and 235,000 and 221,000 for the nine months ended September 30, 2025 and 2024, respectively;
•weighted average PB-PIUs of 718,000 for the three months ended September 30, 2024 and 740,000 for the nine months ended September 30, 2024; and
•weighted average vested PIUs of 223,000 and 212,000 for the three and nine months ended September 30, 2024, respectively.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the three and nine months ended September 30, 2025 and 2024 was less than the exchange price applicable to those periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of September 30, 2025, management believes that it is reasonably possible that we could recognize a loss of up to $5.2 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $23 million as of September 30, 2025. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2025, we do not expect any such future fundings will be required.

18.    Subsequent Events

On October 2, 2025, CDPLP issued $400.0 million of 4.50% Senior Notes due 2030 (the “4.50% Notes”) at an initial offering price of 99.46% of their face value. The proceeds from this issuance, after deducting underwriting discounts and commissions, but before other offering expenses, were $395.5 million. The notes mature on October 15, 2030. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread of 15 basis points, plus accrued and unpaid interest thereon to the date of redemption. However, if this redemption occurs on or after September 15, 2030, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT Defense.

On October 6, 2025, we entered into an amendment to the existing credit agreement underlying our Revolving Credit Facility and Term Loan Facility. The resulting amended credit Agreement (the “Amended Credit Agreement”) includes the following provisions:

•for the Revolving Credit Facility:
•an aggregate commitment by the lenders of $800.0 million (increased from $600.0 million);
•an interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.725% to 1.400%, as determined by the credit ratings assigned to CDPLP by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. (collectively, the “Ratings Agencies”) or otherwise specified under the Amended Credit Agreement, with no SOFR transition charge;
•a quarterly fee based on the lenders’ commitment under the facility multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the Amended Credit Agreement; and
•an extension of the maturity date from October 26, 2026 to October 5, 2029, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the Amended Credit Agreement and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period; and
•for the Term Loan Facility:
•an interest rate based on SOFR plus 0.850% to 1.700%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the Amended Credit Agreement, with no SOFR transition charge; and
•maintained the facility’s maturity date of January 30, 2026, with the ability for us to extend such maturity by two 12-month periods at our option, provided that there is no default under the Amended Credit Agreement and we pay an extension fee of 0.125% of the outstanding term loans under the agreement for each extension period.

On October 16, 2025, we entered into a credit agreement for a secured revolving line of credit that we expect to use to fund property development activities (the “Revolving Development Facility”). The agreement provides for an initial aggregate commitment by the lender of $200.0 million, with a right for us to request an increase during the term to a maximum of $250.0 million, subject to lender approval. The facility matures on October 16, 2029, with the ability to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility. The interest rate on the facility is based on SOFR plus 1.250% to 1.900%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the agreement. The facility also carries a quarterly fee that is based on the lenders’ commitment multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the agreement.

On October 30, 2025, we acquired 15050 Conference Center Drive, a 142,000 square foot property in Chantilly, Virginia (included in the NoVA Defense/IT sub-segment of our Defense/IT Portfolio reportable segment) that was 100% leased, for a gross purchase price of approximately $40 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2025, we:

•finished the period with our portfolio 93.9% occupied and 95.7% leased; and
•achieved a tenant retention rate of 81.9%, which was driven by our Defense/IT Portfolio.

Subsequent to September 30, 2025, we:

•issued $400.0 million of 4.50% Notes at an initial offering price of 99.46% of their face value on October 2, 2025, resulting in proceeds, after deducting underwriting discounts and commissions, but before other offering expenses, of $395.5 million. The net proceeds from the notes were used for general corporate purposes, including paying down amounts outstanding under our Revolving Credit Facility and pre-funding the repayment at maturity of our 2.25% Senior Notes due 2026, which resulted in a portion of the net proceeds being invested in interest-bearing accounts pending such use;
•entered into an amendment to the existing credit agreement underlying our Revolving Credit Facility and Term Loan Facility on October 6, 2025. The resulting Amended Credit Agreement provided for: an increase in the aggregate lender commitment under our Revolving Credit Facility from $600.0 million to $800.0 million; extended the previous maturity date of our Revolving Credit Facility by approximately three years; and changed the facilities’ interest and quarterly fee terms under the agreement;
•entered into the Revolving Development Facility, with an initial aggregate lender commitment of $200.0 million, on October 16, 2025. The net proceeds from our initial borrowing under this facility totaled approximately $154 million, which were used for general corporate purposes, including paying down amounts outstanding under our Revolving Credit Facility; and
•acquired 15050 Conference Center Drive, a 142,000 square foot property in Chantilly, Virginia that was 100% leased, for a gross purchase price of approximately $40 million on October 30, 2025.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information:

	September 30, 2025	December 31, 2024
Occupancy rates at period end
Total	93.9%	93.6%
Defense/IT Portfolio
Fort Meade/BW Corridor	94.1%	95.8%
Redstone Arsenal	95.8%	94.5%
NoVA Defense/IT	93.0%	91.7%
Lackland Air Force Base	100.0%	93.0%
Navy Support	83.9%	82.6%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.4%	95.4%
Other	76.8%	72.7%
ARR per occupied square foot at period end	$35.96	$35.35

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2024	24,537	22,961
Vacated upon lease expiration (1)	—	(396)
Occupancy for new leases	—	477
Development placed in service	50	50
Other changes	(2)	(5)
September 30, 2025	24,585	23,087
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2025, we leased 2.3 million square feet, including: 1.7 million square feet of renewal leasing (representing a tenant retention rate of 81.9%); 432,000 square feet of vacant space leasing; and 203,000 square feet of investment space leasing.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$43,744	$37,397	$120,138	$107,475
Construction contract and other service revenues	(8,485)	(16,662)	(31,202)	(63,523)
Depreciation and other amortization associated with real estate operations	40,631	38,307	119,563	114,819
Construction contract and other service expenses	7,952	16,127	29,530	61,746
General, administrative, leasing and other expenses	12,030	11,416	36,097	35,195
Interest expense	20,894	20,376	62,336	61,760
Interest and other income, net	(2,591)	(3,324)	(5,382)	(10,330)
Gain on sales of real estate	(3,018)	—	(3,318)	—
Equity in income of unconsolidated entities	(1,815)	(85)	(2,541)	(180)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	1,864	1,844	5,623	5,319
Income tax expense	612	130	832	312
NOI from real estate operations	$111,818	$105,526	$331,676	$312,593

We view our changes in NOI from real estate operations as being comprised of the following primary categories:

•Same Property, which we define as properties stably owned and 100% operational throughout the current and prior year reporting periods being compared;
•developed properties placed into service that were not 100% operational throughout the current and prior year reporting periods being compared; and
•properties acquired during the current or prior year reporting periods being compared.

Our Same Property pool consisted of 198 properties, comprising 97.0% of our portfolio’s square footage as of September 30, 2025. This pool of properties changed from the pool used for purposes of comparing 2024 and 2023 in our 2024 Annual Report on Form 10-K due to the addition of six properties placed in service and 100% operational on or before January 1, 2024 and three properties owned through a UJV that was formed in 2023.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$180,310	$172,563	$7,747
Construction contract and other service revenues	8,485	16,662	(8,177)
Total revenues	188,795	189,225	(430)
Operating expenses
Property operating expenses	70,356	68,881	1,475
Depreciation and amortization associated with real estate operations	40,631	38,307	2,324
Construction contract and other service expenses	7,952	16,127	(8,175)
General, administrative, leasing and other expenses	12,030	11,416	614
Total operating expenses	130,969	134,731	(3,762)
Interest expense	(20,894)	(20,376)	(518)
Interest and other income, net	2,591	3,324	(733)
Gain on sales of real estate	3,018	—	3,018
Equity in income of unconsolidated entities	1,815	85	1,730
Income tax expense	(612)	(130)	(482)
Net income	$43,744	$37,397	$6,347

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$169,766	$165,468	$4,298
Lease termination revenue, net	1,191	931	260
Collectability loss provisions included in lease revenue	(108)	(25)	(83)
Other property revenue	2,014	1,987	27
Same Property total revenues	172,863	168,361	4,502
Developed properties placed in service	3,446	1,206	2,240
Acquired properties	1,682	953	729
Other	2,319	2,043	276
	180,310	172,563	7,747
Property operating expenses
Same Property	(66,857)	(66,161)	(696)
Developed properties placed in service	(860)	(301)	(559)
Acquired properties	(634)	(501)	(133)
Other	(2,005)	(1,918)	(87)
	(70,356)	(68,881)	(1,475)

UJV NOI allocable to COPT Defense
Same Property	1,864	1,844	20

NOI from real estate operations
Same Property	107,870	104,044	3,826
Developed properties placed in service	2,586	905	1,681
Acquired properties	1,048	452	596
Other	314	125	189
	$111,818	$105,526	$6,292

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$99,223	$96,820	$2,403
Other	8,647	7,224	1,423
	$107,870	$104,044	$3,826

Same Property rent statistics
Average occupancy rate	94.4%	94.0%	0.4%
Average straight-line rent per occupied square foot (1)	$7.13	$6.92	$0.21
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due primarily to additional revenue in the current period resulting from increased rental and occupancy rates;
•developed properties placed in service reflects the effect of four properties placed in service in 2024 and 2025; and
•acquired properties includes two operating office properties acquired in 2024.

NOI from Service Operations

	For the Three Months Ended September 30,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$8,485	$16,662	$(8,177)
Construction contract and other service expenses	(7,952)	(16,127)	8,175
NOI from service operations	$533	$535	$(2)

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

Gain on Sales of Real Estate

We recognized a gain on sale of real estate of $3.0 million in the current period in connection with our sale of an undeveloped land parcel.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$535,364	$506,311	$29,053
Construction contract and other service revenues	31,202	63,523	(32,321)
Total revenues	566,566	569,834	(3,268)
Operating expenses
Property operating expenses	209,311	199,037	10,274
Depreciation and amortization associated with real estate operations	119,563	114,819	4,744
Construction contract and other service expenses	29,530	61,746	(32,216)
General, administrative, leasing and other expenses	36,097	35,195	902
Total operating expenses	394,501	410,797	(16,296)
Interest expense	(62,336)	(61,760)	(576)
Interest and other income, net	5,382	10,330	(4,948)
Gain on sales of real estate	3,318	—	3,318
Equity in income of unconsolidated entities	2,541	180	2,361
Income tax expense	(832)	(312)	(520)
Net income	$120,138	$107,475	$12,663

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$507,453	$488,307	$19,146
Lease termination revenue, net	2,753	2,587	166
Collectability (loss) recovery provisions included in lease revenue	(1,983)	93	(2,076)
Other property revenue	6,112	4,628	1,484
Same Property total revenues	514,335	495,615	18,720
Developed properties placed in service	9,385	2,541	6,844
Acquired properties	4,374	2,087	2,287
Other	7,270	6,068	1,202
	535,364	506,311	29,053
Property operating expenses
Same Property	(199,147)	(191,686)	(7,461)
Developed properties placed in service	(1,903)	(530)	(1,373)
Acquired properties	(2,084)	(1,194)	(890)
Other	(6,177)	(5,627)	(550)
	(209,311)	(199,037)	(10,274)

UJV NOI allocable to COPT Defense
Same Property	5,623	5,319	304

NOI from real estate operations
Same Property	320,811	309,248	11,563
Developed properties placed in service	7,482	2,011	5,471
Acquired properties	2,290	893	1,397
Other	1,093	441	652
	$331,676	$312,593	$19,083

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$294,854	$288,372	$6,482
Other	25,957	20,876	5,081
	$320,811	$309,248	$11,563

Same Property rent statistics
Average occupancy rate	94.3%	93.9%	0.4%
Average straight-line rent per occupied square foot (1)	$21.27	$20.61	$0.66
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due in large part to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher snow removal and utility expenses, the effect of which was mostly offset by increased tenant expense reimbursements and prior year real estate taxes refunded upon appeal. For our Same Properties by segment, the Defense/IT Portfolio increase was partially offset by $2.0 million in collectability loss provisions, while our Other segment increase included $2.6 million from refunds of prior year real estate taxes, net of related tenant reimbursements;
•developed properties placed in service reflects the effect of four properties placed in service in 2024 and 2025; and
•acquired properties includes two operating office properties acquired in 2024.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$31,202	$63,523	$(32,321)
Construction contract and other service expenses	(29,530)	(61,746)	32,216
NOI from service operations	$1,672	$1,777	$(105)

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

Gain on Sales of Real Estate

Refer to our explanation for the three-month periods.

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

The table below sets forth the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars and shares in thousands, except per share data)
Net income	$43,744	$37,397	$120,138	$107,475
Real estate-related depreciation and amortization	40,631	38,307	119,563	114,819
Gain on sales of real estate	(3,018)	—	(3,318)	—
Depreciation and amortization on UJVs allocable to COPT Defense	733	756	2,206	2,311
FFO	82,090	76,460	238,589	224,605
FFO allocable to other noncontrolling interests	(1,502)	(985)	(4,042)	(2,805)
Basic FFO allocable to share-based compensation awards	(548)	(617)	(1,628)	(1,803)
Basic FFO available to common share and common unit holders	80,040	74,858	232,919	219,997
Redeemable noncontrolling interest	—	—	—	1,446
Diluted FFO adjustments allocable to share-based compensation awards	53	47	294	141
Diluted FFO available to common share and common unit holders	80,093	74,905	233,213	221,584
Loss on early extinguishment of debt on UJVs	28	—	28	—
Executive transition costs	—	69	—	227
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	—	—	(1)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$80,121	$74,974	$233,241	$221,810

Weighted average common shares	112,485	112,314	112,442	112,279
Conversion of weighted average common units	2,182	1,696	2,136	1,675
Weighted average common shares/units - Basic FFO per share	114,667	114,010	114,578	113,954
Dilutive effect of share-based compensation awards	702	696	749	566
Redeemable noncontrolling interest	—	—	—	873
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,369	114,706	115,327	115,393

Diluted EPS	$0.37	$0.32	$1.01	$0.92
Diluted FFO per share	$0.69	$0.65	$2.02	$1.92
Diluted FFO per share, as adjusted for comparability	$0.69	$0.65	$2.02	$1.92

Denominator for diluted EPS	113,187	113,010	113,191	112,845
Weighted average common units	2,182	1,696	2,136	1,675
Redeemable noncontrolling interest	—	—	—	873
Denominator for diluted FFO per share and as adjusted for comparability	115,369	114,706	115,327	115,393

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2025 (in thousands):

Properties in development or held for future development	$151,973
Tenant improvements on operating properties (1)	41,310
Capital improvements on operating properties	11,175
$204,458
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities decreased $1.3 million when comparing the nine months ended September 30, 2025 and 2024.

Net cash flow used in investing activities decreased $46.0 million when comparing the nine months ended September 30, 2025 and 2024 due primarily to distributions of debt refinancing proceeds from two of our unconsolidated real estate joint ventures in the current period and our acquisition of two operating properties in the prior period.

Net cash flow used in financing activities in the nine months ended September 30, 2025 was $60.4 million, and included primarily the following:

•net proceeds from debt borrowings during the period of $47.6 million; and
•dividends to common shareholders of $102.2 million.

Net cash flow used in financing activities in the nine months ended September 30, 2024 was $134.5 million, and included primarily the following:

•repayments of debt borrowings during the period of $29.5 million; and
•dividends to common shareholders of $98.6 million.

Supplemental Guarantor Information

As of September 30, 2025, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of September 30, 2025, we had:

•$23.7 million in cash and cash equivalents; and
•a Revolving Credit Facility with a maximum borrowing capacity of $600.0 million and an available borrowing capacity of $476.0 million.

Following the completion of the capital events described in the section above entitled “Overview,” we had:

•significantly higher cash and cash equivalents due to a portion of the net proceeds from our 4.50% Notes issuance being invested in interest-bearing accounts;

•a Revolving Credit Facility with a maximum borrowing capacity of $800.0 million (increased from $600.0 million), substantially all of which was available after paying down the facility using proceeds from our 4.50% Notes issuance and the initial borrowing under our Revolving Development Facility; and
•a Revolving Development Facility with a maximum borrowing capacity of $200.0 million, approximately $44 million of which was available as of October 16, 2025.

We expect to use our Revolving Development Facility to fund most of our property development cash requirements and subsequently pay it down as development properties are placed into service using cash available from operations, any excess available cash and cash equivalents and borrowings from our Revolving Credit Facility. We expect to use our Revolving Credit Facility to initially fund most of the cash requirements from our other investing activities, including development cash requirements in excess of Revolving Development Facility available borrowings, as well as pay downs of the Revolving Development Facility discussed above and certain debt balloon payments due upon maturity; we expect to pay down this facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances and sales of interests in properties.

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
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $35 million during the remainder of 2025);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2025 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2025, we: expect to spend $75 million to $85 million on costs for properties actively under development, most of which was contractually obligated as of September 30, 2025, and additional costs to actively develop additional properties; and funded our acquisition of 15050 Conference Center Drive. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded using borrowings under our Revolving Development Facility and excess available cash and cash equivalents.

Beyond 2025, we expect to fund property development activities and, potentially, opportunistic acquisitions of operating properties using, in part, available cash flow from operations, with the balance funded using any remaining excess available cash and cash equivalents and borrowings under our Revolving Development Facility and Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be funded by any remaining excess available cash and cash equivalents, refinanced by new debt borrowings or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2025, we were compliant with these covenants.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility, Revolving Development Facility and other variable-rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases.  Increases in interest rates can also result in increased interest expense when our fixed-rate debt matures and needs to be refinanced.

The following table sets forth as of September 30, 2025 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Periods Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Debt
Fixed rate debt (1)	$331	$436,140	$—	$345,000	$400,000	$1,000,000	$2,181,471
Weighted average interest rate	3.24%	2.38%	—%	5.25%	2.00%	2.81%	2.96%
Variable rate debt (2)	$135	$281,035	$—	$—	$—	$—	$281,170
Weighted average interest rate (3)	5.90%	5.58%	—%	—%	—%	—%	5.58%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $19.1 million.
(2)Maturities in 2026 included $145.8 million that may be extended to 2027 and $125.0 million that may be extended to 2028, all subject to certain options.
(3)Represents interest rates in effect for variable-rate debt as of September 30, 2025.

The fair value of our debt was $2.3 billion as of September 30, 2025.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $75 million as of September 30, 2025.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2025 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $480,000 in the nine months ended September 30, 2025 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended September 30, 2025, we issued 22,292 common shares in exchange for 22,292 CDPLP common units in accordance with CDPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our trustees or executive officers adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION
10.1
Fifth Supplemental Indenture, by and among COPT Defense Properties, L.P., as issuer, COPT Defense Properties, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated October 2, 2025 and incorporated herein by reference).

10.2
Second Amendment to Credit Agreement, dated as of October 6, 2025, by and among COPT Defense Properties, L.P.; COPT Defense Properties; KeyBank National Association; PNC Bank, National Association; TD Bank National Association; M&T Bank, a New York Banking Corporation; Wells Fargo Bank, National Association; Fifth Third Bank, National Association; JPMorgan Chase Bank, N.A.; and Synovus Bank (filed with the Company’s Current Report on Form 8-K dated October 6, 2025 and incorporated herein by reference).

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

COPT DEFENSE PROPERTIES

Date:	November 4, 2025	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	November 4, 2025	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer