Form 10-K
period 2025-12-31
COPT DEFENSE PROPERTIES
filed 2026-02-20
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of COPT Defense Properties was approximately $2.6 billion, as calculated using the closing price of such shares on the New York Stock Exchange as of June 30, 2025 and the number of outstanding shares as of June 30, 2025. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of COPT Defense Properties’ outstanding common shares, $0.01 par value. As of February 4, 2026, 113,207,660 of COPT Defense Properties’ common shares were outstanding.

Portions of the proxy statement of COPT Defense Properties for its 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. We caution readers that forward-looking statements reflect our opinion only as of the date on which they were made. You should not place undue reliance on forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•general economic and business conditions, which will, among other things, affect tenant demand for properties and rents, tenant creditworthiness, interest rates, financing availability, property operating and construction costs, and property values;
•adverse changes in the real estate markets, including, among other things, increased competition with other companies;
•our ability to borrow on favorable terms or at all;
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
•potential impact of prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, delayed rent collections, lease renewal delays or non-renewals and/or reduced or delayed demand for additional space by existing or new tenants;
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

PART I
Item 1. Business

General
COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and its defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. Our property portfolio is predominantly comprised of office properties and single-tenant data center shells. As of December 31, 2025, our Defense/IT Portfolio included:

•201 operating properties totaling 23.2 million square feet. We owned 24 of these properties totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•fiveproperties under development that will total approximately 646,000 square feet upon completion; and
•approximately 1,000 acres of land controlled that we believe could be developed into approximately 10.6 million square feet.

We also owned sixother operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2025.

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

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2025, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Our internet address is www.copt.com. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after we file such material with the SEC. In addition, we have made available on our internet website under the heading “Investors” and sub-heading “Governance” the charters for our Board of Trustees’ Audit, Compensation, Investment and Nominating and Corporate Governance Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our internet site is not part of this report.

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

Defense/IT Strategy: We focus on owning, operating and developing Defense/IT Portfolio properties, which as of December 31, 2025 accounted for 201 of our 207 properties, representing 90.3% of our annualized rental revenue (“ARR”), and we control developable land to accommodate future growth in this portfolio. The properties in this portfolio are adjacent to, or contain, their demand drivers, whose activities pertain more to knowledge and technology missions of the USG (i.e., research and development and other highly-technical defense and security areas) rather than to force structure (i.e., troops) and weapon system mass production. Demand drivers for our Defense/IT Portfolio include:

•high-priority facilities and missions of USG organizations and agencies supporting defense and national security activities, such as intelligence, surveillance, reconnaissance, missile defense and space activities, cybersecurity and network activities, research and development and advanced weapons systems testing and engineering, in Maryland, Huntsville, Alabama, Northern Virginia, Washington, DC and San Antonio, Texas; and
•data center shells developed in response to demand driven by advancements in cloud computing and Artificial Intelligence. The hub of our data center portfolio is in Northern Virginia, one of the largest data center markets in the world due in large part to its central location along the United States’ Eastern Seaboard, robust fiber connectivity infrastructure and access to reliable and affordable utilities required to support operations.

Due to this business strategy, our Defense/IT Portfolio has certain distinguishing characteristics relative to typical commercial office properties, including:

•proximity to demand drivers, which is generally preferred, and often required, for tenants to execute their missions;
•demand that is driven by, and correlated with, national security spending for activities occurring in the properties’ respective demand drivers, which we believe may make tenants unable, or less likely, to relocate, and is less susceptible to the effects of overall economic conditions than typical office properties;
•higher likelihood of significant tenant investments in properties for unique needs, such as Sensitive Compartmented Information Facility (“SCIF”), critical power supply, access control and operational redundancy, which we believe supports higher tenant retention;
•ability of many of the properties leased to the USG to meet Anti-Terrorism Force Protection (“ATFP”) requirements; and
•higher preponderance of tenants who require their employees to work in the properties for security purposes, which we believe makes them less susceptible to remote work trends.

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

We believe that our cross-discipline teams collectively complement our Defense/IT strategy due to:

•well-established relationships with the USG and its contractors, many of whom lease space in more than one of our properties, and in multiple geographic locations in some cases;
•extensive experience in developing:
•high quality office properties;
•secured, specialized space, with the ability to satisfy the USG’s and defense contractor’s unique needs (including SCIF, ATFP and access control requirements); and
•data center shells to customer specifications within very condensed timeframes to accommodate time-sensitive tenant demand; and
•depth of knowledge, specialized skills and credentialed personnel in operating and developing highly-specialized properties with complex space and security-oriented needs.

Other Properties: In addition to our Defense/IT Portfolio, we also owned six office properties located in the Greater Washington, DC/Baltimore region as of December 31, 2025, representing 9.7% of our ARR. We intend to sell these properties when we believe that market conditions and opportunities position us to be able to optimize our return on investment.

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

We aim to develop and operate our portfolio to create healthier work environments and reduce consumption of resources by:

•developing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program, targeting new office properties to meet LEED certification standards or, when not possible, striving to otherwise incorporate LEED criteria into property designs;
•adopting select property operations practices from the Environmental Protection Agency’s Green Building standards and LEED for Building Operations and Maintenance (“LEED O+M: Existing Buildings”) guidelines for much of our portfolio, including cleaning, recycling, integrated pest management, energy reduction and landscaping practices;
•investing in building automation systems and high-efficiency heating, ventilation and air conditioning systems and implementing resource conservation practices to reduce energy consumption; and
•investing in water-saving features.

In 2025, we continued our annual participation in the Global Real Estate Sustainability Benchmark survey, which is widely recognized for measuring the environmental, social and governance performance of real estate companies and funds, and earned an overall score of “Green Star” on the survey, representing the highest quadrant of achievement, for the 11th consecutive year.

External Growth Strategy: Allocating investment capital to new properties serves as the foundation for our external growth. Our external growth strategy is concentrated on identifying future development opportunities, either on existing or acquired land, in support of our Defense/IT strategy. We have significant land holdings adjacent to demand drivers that we believe can further support such growth while serving as a barrier against competitive supply. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment. While we typically prefer properties to be significantly leased prior to commencing development, we develop properties ahead of completed leasing in certain locations where we believe that consistent demand and high occupancy rates warrant building of inventory to accommodate anticipated USG and/or contractor demand. To a lesser extent, we may also pursue growth in our Defense/IT Portfolio through acquisitions serving missions tied to demand drivers, seeking to execute such transactions at attractive yields and below replacement cost.

Capital Strategy: Our capital strategy is aimed at maintaining continuous access to capital in the most cost-effective manner, irrespective of market conditions, by:

•maintaining an investment grade rating to enable us to use debt comprised primarily of unsecured, fixed-rate debt (including the effect of interest rate swaps) from public markets and banks;
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

Industry Segments
As of December 31, 2025, our operations included the following reportable segments: Defense/IT Portfolio and Other. Our Defense/IT Portfolio segment included the following sub-segments:

•Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”);
•Redstone Arsenal in Huntsville, Alabama;
•Northern Virginia Defense/IT Locations (“NoVA Defense/IT”);
•Lackland Air Force Base in San Antonio, Texas;

•locations serving the U.S. Navy (“Navy Support”). Properties in this sub-segment as of December 31, 2025 were proximate to the Washington Navy Yard in Washington, DC, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; and
•data center shells in Northern Virginia.

As of December 31, 2025: our Defense/IT Portfolio segment included 201 of our operating properties, representing 92.1% of our square feet in operations, and all of our properties under development were for this segment; and our Other segment included our remaining six operating properties, representing 7.9% of our square feet in operations.

For information relating to our reportable segments, refer to Note 13 to our consolidated financial statements, which are included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Human Capital

Our Workforce: As of December 31, 2025, our workforce was comprised of 430 employees based in Maryland where we are headquartered, Virginia, Washington, DC, Alabama and Texas. Our workforce has varying expertise among both our onsite operations teams (representing 61% of our total workforce) and corporate positions (the remaining 39% of our total workforce). In support of our Defense/IT Portfolio strategy, over one-third of our employees carry government credentials. During 2025, our workforce size did not change significantly, with 70 new hires and 67 departures, including 12 retirements, representing a turnover rate of approximately 15.6% total, or 12.8% without retirements.

To effectively compete for human capital, we monitor employment trends and enhance our programs to maintain our strong workforce posture. We rely on our employees to drive our success, and we support them with a variety of programs to attract, align, and grow their capabilities, and enhance their workplace experience through our culture and total rewards program, which includes comprehensive compensation and benefits.

Our Culture: We seek to engage our employees by developing and reinforcing our culture by emphasizing our core values, illustrated by the actiiVe acronym, which stands for: Accountability, Commitment, Teamwork, Integrity, Innovation, Value Creation and Excellence. Our culture supports our aim of attracting, retaining and developing our top talent throughout the employment cycle to enhance our present and future workforce, with a strong belief in equal opportunity, engagement and ethics. We conduct job-tailored safety training on an ongoing basis. We also foster strong ties and encourage employee engagement with our communities by contributing time, effort, financial support and expertise.

Our Total Rewards: Our total rewards program philosophy is driven by accountability, which results in a pay-for-performance structure. Our total rewards program includes: base salary; an annual cash bonus program based on the achievement of corporate, business unit, and individual objectives; health and wellbeing benefits; common equity to new employees, with annual opportunities for additional equity; a retirement savings plan with a company match; financially-supported learning programs; and employee recognition programs.

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
We compete with other entities, including other publicly-traded commercial REITs, for acquisitions of land and/or commercial properties. Competitors for such acquisitions may have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments or may be willing to incur higher leverage.
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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. These risks and uncertainties may lead to outcomes that could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. You should carefully consider each of these risks and uncertainties, along with all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2025 included in a separate section at the end of this report beginning on page F-1.

Risks Associated with the Real Estate Industry and Our Properties

Our performance and asset value are subject to risks associated with our properties and with the real estate industry. Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control.  Our performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate industry, which could adversely affect our financial position, results of operations, cash flows or ability to make expected distributions to our shareholders. These conditions, include, but are not limited to:

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
•increasing operating costs, including real estate taxes, utilities, insurance and other expenses, some of which we may not be able to recover from tenants;
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
•impact of prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or reduced or delayed demand for additional space by existing or new tenants;
•potential additional costs, such as capital improvements, fees and penalties, associated with environmental laws and regulations;
•adverse changes from other government actions and initiatives, such as changes in taxation, zoning laws or other regulations;
•potential inability to secure adequate insurance;
•adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and
•adverse consequences resulting from climate-related risks.

Certain of these conditions are further discussed in the risk factors that follow.

Our business may be affected by adverse economic conditions. Our business may be affected by adverse economic conditions in the United States, real estate industry as a whole or local markets in which our properties are located, including the impact of high unemployment, inflation or deflation, constrained credit and shortages of goods or services. Such conditions could be triggered by geopolitical or other world events. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions could also decrease our likelihood of successfully renewing tenants at favorable terms or at all or leasing vacant space in existing properties or newly-developed properties. In addition, such conditions could disrupt the operations or profitability of our business or increase the risk of us not being able to obtain new financing for development activities, refinancing of existing debt, acquisitions or other capital requirements at reasonable terms, if at all, or to execute dispositions of our properties on a satisfactory time frame or on satisfactory terms, if at all.

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

We may be adversely affected by developments concerning our major tenants, including the USG and its contractors, or the defense installations or missions from which demand for our Defense/IT Portfolio’s properties is driven. As of December 31, 2025, our 10 largest tenants accounted for 64.4% of our total ARR, the three largest of these tenants accounted for 51.1%, and the USG, our largest tenant, accounted for 35.4%. For additional information regarding our tenant concentrations, refer to the section entitled “Concentration of Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We further define ARR in Item 7 of this Annual Report on Form 10-K.

Most of our leases with the USG provide for one-year terms, with a series of one-year renewal options. The USG may terminate its leases if, among other reasons, the United States Congress fails to provide funding. We would be harmed if any of our largest tenants fail to make rental payments to us over an extended period of time, including as a result of a prolonged government shutdown, or if the USG elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms. For the 43-day long government shutdown in 2025, the most significant effect on us was that it delayed our ability to progress, or finalize, leasing activities, but our existing USG leases remained in effect and most rent payments continued to occur in a timely manner.

As of December 31, 2025, 90.3% of our ARR was from our Defense/IT Portfolio. A temporary or permanent reduction in government spending targeting the activities of the USG or its contractors in this portfolio’s demand drivers could adversely affect our tenants’ ability to fulfill lease obligations, renew leases or enter into new leases and limit our future growth from properties whose demand rely on such activities. Uncertainty regarding the potential amount of future government spending for such activities could also decrease or delay leasing activity from existing or new tenants engaged in these activities. Our Defense/IT Portfolio growth could be adversely affected by USG decisions to own properties rather than lease them from us, which could affect our ability to renew existing leases or enter into new ones with it, or could prompt it to elect to acquire existing properties from us in exchange for just compensation. In addition, to the extent that the USG enacts changes to its secured-space requirements over time, certain of our secured-space properties not meeting new requirements could become less attractive to existing or prospective tenants, or we may need to incur additional capital investments for these properties to meet such requirements in order to retain existing tenants or attract new ones.

Our future ability to fuel growth through data center shell development may be adversely affected should we suffer a loss of future development opportunities with our data center shell customer or are unable to locate suitable developable land. Data center shells have been a growth driver for our Defense/IT Locations strategy, including the 33 data center shells in Northern Virginia totaling 6.3 million square feet that we developed for a Fortune 100 Company cloud computing customer, whose total leased space from us accounted for 11.3% of our ARR as of December 31, 2025. Historically, these properties have also garnered the interest of outside investors, enabling us to raise capital by selling ownership interests through joint venture structures at favorable profit margins, and to apply the proceeds towards other development opportunities. Our ability to continue to use data center shell development as a growth driver and possible future source of capital may be limited if our cloud computing customer no longer chooses to allocate development opportunities to us or if we are unable to acquire suitable land for development.

We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular business parks. Most of our properties are located in the Mid-Atlantic region of the United States, particularly in the Greater Washington, DC/Baltimore region. Many of our properties are also concentrated in business parks in which we own most of the properties. As a result, our portfolio of properties is not broadly distributed geographically. As a result, we could be harmed by a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or markets, submarkets or business parks in which our properties are located. While the Greater Washington, DC/Baltimore region’s economy in 2025 was adversely affected by the federal government’s spending reduction initiatives, workforce reductions and 43-day long government shutdown, we have not to date been significantly affected by these government activities and resulting regional economic effects due primarily to the unique demand associated with our Defense/IT Portfolio, which, we believe, is less susceptible to the effects of overall economic conditions than typical office properties.

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

We may be adversely affected by trends in the office real estate industry. Certain businesses have implemented remote work and flexible work arrangements (although some businesses have subsequently curtailed such arrangements) and/or utilized open workspaces and coworking spaces. These practices could enable businesses to reduce their office space requirements. A continuation or acceleration of these trends could erode demand for commercial office space and, in turn, place downward pressure on occupancy, rental rates and property valuations. These trends have not significantly affected us to date due to our high concentration of Defense/IT Portfolio properties, which have a higher preponderance of tenants who require their employees to work in the properties for security purposes.

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

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants; some of the properties competing with ours may be newer, better equipped to meet tenant needs or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. In addition, we compete for the acquisition of land and commercial properties with many entities, including other publicly-traded REITs and large private equity-backed entities and funds; competitors for such acquisitions may have substantially greater financial resources than ours, or may be willing to accept lower returns on their investments or incur higher leverage.

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

We may be unable to successfully execute our plans to develop additional properties. Although the majority of our investments are in operating properties, we also develop and redevelop properties, including some that are not fully pre-leased. When we develop or redevelop properties, we assume a number of risks, including, but not limited to, the risk of: actual costs exceeding our budgets; conditions or events occurring that delay or preclude our ability to complete the project as originally planned or at all; projected leasing not occurring as expected or at all, or occurring at lower than expected rental rates; and not being able to fund property development activities. Inflation and, to a lesser extent, supply chain disruptions, including such conditions triggered by geopolitical or other world events, could negatively impact our development activities; continually escalating development costs would require us to commensurately escalate rents on development properties, which may affect demand for space in such properties.

We may suffer adverse effects from acquisitions of commercial real estate properties. We may pursue acquisitions of existing commercial real estate properties as part of our external growth strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.

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

We may be adversely affected by the impact of climate-related risks. We may be adversely affected by extreme weather events, such as heavy storms, hurricanes, floods and tornadoes, which could result in significant property damage and make it more difficult for us to obtain affordable insurance coverage in the future. Longer term, we could also face the potential for more frequent or destructive severe weather events and shifts in temperature and precipitation amounts. Such events could adversely affect our properties in a number of ways, including, but not limited to: declining demand for space; our ability to operate them effectively and profitably; their valuations; and our ability to sell them or use them as collateral for future debt.

We may be adversely affected by legislation and regulatory changes relating to combating climate change. We may be adversely affected by legislation and regulatory changes aimed at combating climate change. For example, the State of Maryland enacted legislation that will subject our properties in the state (approximately half of our operating portfolio as of year end) to future energy performance standards (with potential monetary penalties for failing to meet such standards), building code changes and other requirements. In order to meet these performance standards and other requirements, we expect that we will need to make additional investments in building systems for new and existing properties. Other jurisdictions in which our properties are located have also either enacted similar legislation or are considering doing so in the future. We believe that our future additional capital investments and potential fees and penalties resulting from the State of Maryland legislation, and other similar federal, state or local laws or regulations in the future, could be substantial and may not be recoverable from our tenants. Other risks and uncertainties we may encounter as a result of such laws or regulations include, but are not limited to, limited availability of equipment, contractors and services required to complete the resulting capital improvements and potential future effects of increased electrification requirements, such as increased electricity rates and power grid constraints.

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

Risks Associated with Financing and Other Capital-Related Matters

We are dependent on external sources of capital for growth and other business purposes. Because COPT Defense is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. This requirement may limit the extent to which we are able to fund our investment activities using retained cash flow from operations. Therefore, our ability to fund much of these activities is dependent on our ability to externally generate capital through issuances of new debt, common shares, preferred shares, common or preferred units in CDPLP or sales of interests in properties. These capital sources may not be available to us on favorable terms or at all. Moreover, due to the difference in time between when we receive revenue and pay expenses and when we report such items for distribution purposes, it is possible that we may need to borrow funds for COPT Defense to meet the 90% distribution requirement. Additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

We use our primary revolving credit facility (the “Revolving Credit Facility”) and a separate facility that we use for funding development activities (the “Revolving Development Facility”) to initially fund much of our investing activities and certain financing activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. If lenders default under these facilities by not being able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. As of December 31, 2025, we had $2.8 billion in debt with future maturities as set forth in Note 8 to our consolidated financial statements. Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT Defense’s shareholders required to maintain COPT Defense’s qualification as a REIT. We are also subject to risks that:

•we may not be able to refinance our existing indebtedness, or may only be able to do so on terms that are less favorable to us than the terms of our existing indebtedness;
•in the event that we default under the terms of our Revolving Credit Facility and Revolving Development Facility, CDPLP could be restricted from making cash distributions to COPT Defense unless such distributions are required to maintain COPT Defense’s qualification as a REIT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund such distributions; and
•if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants for certain of our debt, our lenders could foreclose on our properties securing such debt.

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

A downgrade in our credit ratings would materially adversely affect our business and financial condition. The three major rating agencies currently rate our Senior Notes as investment grade, with either stable or positive outlooks. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades of our ratings or a negative outlook by the credit rating agencies would have a materially adverse impact on our cost and availability of capital and also could have a materially adverse effect on the market price of our common shares. In addition, since the variable interest rate spread and facility fees on certain of our debt, including our Revolving Credit Facility, Revolving Development Facility and a term loan facility, is determined based on our credit ratings, a downgrade in our credit ratings would increase the payments required on such debt.

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
•adverse changes in tax laws; and
•market perception regarding our commitment to environmental, social and governance matters.

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
•our ability to compete with other entities, including with other publicly-traded commercial REITs;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;
•our costs of compliance with environmental and other laws;
•our corporate overhead levels; and
•our amount of uninsured losses.

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
•subject us to claims for damages and other penalties or potentially breach of contract; and
•damage our reputation among our tenants and investors generally.

Please refer to Item 1C, Cybersecurity, for disclosure regarding our cybersecurity risk management, strategy and governance.

The use of technology based on artificial intelligence and machine learning presents risks and challenges that may adversely affect our business and results of operations. We may use artificial intelligence and machine learning technology (collectively, “AI”) capabilities with the goal of enhancing efficiencies in conducting our business. As of December 31, 2025, our deployment and application of AI was limited. While AI tools hold promise for optimizing our work processes and driving efficiencies, they also present risks, challenges and unintended consequences that could adversely affect our business and results of operations or those of our tenants. These include, but are not limited to:

•the release, leak or disclosure of proprietary, confidential, sensitive or otherwise valuable information resulting from our use of AI tools, including potential unauthorized use of such tools by our employees;
•the incorporation of AI by our clients, vendors, contractors and other third-parties into their products or services, with or without our knowledge, in a manner that could give rise to issues pertaining to data privacy and confidentiality considerations; and
•the evolving legal regulations relating to AI, which may require significant resources to modify and maintain business practices to comply with applicable law or otherwise result in legal or regulatory action or create additional liabilities.

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
•shortages in supply of products or services from vendors that are needed for us and our tenants to operate effectively, and which could lead to increased costs for such products and services;
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

COPT Defense’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our shareholders. We believe that COPT Defense has qualified for taxation as a REIT for federal income tax purposes since 1992, and we plan for it to continue to meet the requirements for REIT qualification. The determination that COPT Defense is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT Defense’s gross income must come from certain sources that are specified in REIT tax laws. COPT Defense is also required to distribute to shareholders at least 90% of its annual taxable income. The fact that COPT Defense holds most of its assets through CDPLP and its subsidiaries further complicates the application of the REIT requirements. Many of these requirements are highly complex, which could result in even a technical or inadvertent mistake that could jeopardize COPT Defense’s REIT status. Furthermore, Congress and the Internal Revenue Service could make changes to the tax laws and regulations and the courts could issue new rulings that make it more difficult or impossible for COPT Defense to remain qualified as a REIT.

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

Our IT team executes a series of preventive, detective and responsive measures aimed towards managing our cybersecurity risks, including the following:

•administering a series of processes and automated tools to monitor and alert for potentially malicious activities and vulnerabilities on our network, systems, applications and devices, with the ability to terminate processes and isolate potential vulnerabilities;
•employing tools and controls to support our efforts in identity and access management, device and user management, and authentication;
•ongoing cybersecurity maintenance activities, including scheduled maintenance time windows for comprehensive system updates to occur, with additional ad hoc updates, monitoring of all Company devices for timeliness of security updates and pushing time-sensitive updates to our system infrastructure and devices, as appropriate;
•recurring, redundant backups of our applications, servers and data, with replication to remote storage locations;
•assessing audit reports issued on controls of certain outsourced, or externally-hosted, systems or applications; and
•periodically evaluating our readiness by performing testing of our process and system for responding to cyber events, including our ability to recover following such events.

We engage consultants:

•on an ongoing basis for certain aspects of our IT team’s recurring monitoring and alert processes and round-the-clock support, as needed; and
•periodically to perform penetration testing and vulnerability scanning of our systems, websites and properties, run or support tabletop exercises and complete cyber risk-based assessments of us.

Organizationally, we aim to further support the forementioned measures through:

•purchase and contracting controls aimed at preventing our entry into purchases or service arrangements: with entities blocked or banned by OFAC or the Federal Trade Commission; or outside of manufacturer authorized distribution channels; and
•education of our employees, including cybersecurity-related training and periodic reminders regarding potential risks.

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

We also are subject to legal and regulatory requirements that affect our response to cybersecurity-risk management, including the Sarbanes-Oxley Act, federal and state data breach notification requirements and certain requirements under our leases with tenants.

Item 2. Properties

The following table provides certain information about our operating property segments as of December 31, 2025 (dollars and square feet in thousands, except per square foot amounts):

Segment	Number of Properties	Operational Square Feet	Occupancy (1)	ARR (2)	ARR per Occupied Square Foot (2)
Defense/IT Portfolio
Fort Meade/BW Corridor
National Business Park (Annapolis Junction, MD)	34	4,288	96.8%	$182,792	$44.03
Howard County, MD	36	3,064	89.2%	82,553	$30.13
Other	25	1,883	93.3%	58,654	$33.24
Fort Meade/BW Corridor Subtotal / Average	95	9,235	93.6%	323,999	$37.44
Redstone Arsenal	25	2,525	96.1%	64,160	$26.31
NoVA Defense/IT	17	2,643	93.5%	100,065	$40.50
Lackland Air Force Base	9	1,143	100.0%	73,213	$59.71
Navy Support	22	1,271	86.9%	34,583	$31.32
Data Center Shells
Consolidated Properties	9	2,047	100.0%	52,952	$25.87
Unconsolidated Joint Venture Properties	24	4,295	100.0%	8,286	$19.29
Defense/IT Portfolio Subtotal / Average	201	23,159	95.5%	657,258	$35.67
Other	6	1,988	76.6%	70,827	$41.78
Total Operating Properties / Average	207	25,147	94.0%	$728,085	$36.14
Total Consolidated Operating Properties				$719,799
(1)This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2025.
(2)Refer to definition provided in Item 7 of this Annual Report on Form 10-K. Our computation of ARR excludes the effect of lease incentives; the ARR per occupied square foot, including the effect of lease incentives, was $35.43 for our total operating properties and $35.06 for our Defense/IT Portfolio.

The following table provides certain information about properties that were under, or contractually committed for, development as of December 31, 2025 (dollars and square feet in thousands):

Property and Location	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter Anticipated to be Operational	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Fort Meade/BW Corridor
400 National Business Parkway Annapolis Junction, MD	148	0%	2Q 26	$49,799	$18,456
4400 River Road College Park, MD	110	100%	3Q 27	4,867	61,399
Fort Meade/BW Corridor Subtotal / Average	258	43%		54,666	79,855
Redstone Arsenal
7700 Advanced Gateway Huntsville, AL	101	100%	1Q 27	2,546	24,718
8500 Advanced Gateway Huntsville, AL	155	20%	2Q 27	28,654	23,663
Redstone Arsenal Subtotal / Average	256	52%		31,200	48,381
Lackland Air Force Base
Project EL 2 San Antonio, TX	132	100%	4Q 27	813	86,787
Total Under Development	646	58%		$86,679	$215,023
(1)Includes land, development, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about land that we owned or controlled as of December 31, 2025, including properties under ground lease to us (square feet in thousands):

Segment	Acres	Estimated Developable Square Feet
Defense/IT Portfolio land owned/controlled for future development
Fort Meade/BW Corridor
National Business Park (Annapolis Junction, MD)	144	1,483
Howard County, MD	19	290
Other	123	1,228
Total Fort Meade/BW Corridor	286	3,001
Redstone Arsenal (1)	280	3,099
NoVA Defense/IT	29	1,171
Navy Support	38	64
Data Center Shells	365	3,300
Total Defense/IT Portfolio land owned/controlled for future development	998	10,635
Other land owned/controlled	47	1,478
Total Land Owned/Controlled	1,045	12,113
(1)This land is owned by the USG and is controlled by us under a long-term master lease agreement to a consolidated joint venture. As this land is developed in the future, the joint venture will execute site-specific leases under the master lease agreement. Lease payments will commence under the site-specific leases as cash rents under tenant leases commence at the respective properties.

Lease Expirations

The following table provides a summary schedule of lease expirations for leases in place at our operating properties as of December 31, 2025 based on the non-cancelable term of tenant leases determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”) (dollars and square feet in thousands, except per square foot amounts):

Year of Lease Expiration	Square Footage of Leases Expiring	ARR of Expiring Leases (1)	Percentage of Total ARR Expiring (1)	Total ARR of Expiring Leases Per Occupied Square Foot (1)
2026	2,906	$140,301	19.3%	$48.24
2027	2,060	63,131	8.7%	$36.40
2028	3,426	119,880	16.5%	$38.06
2029	3,622	91,563	12.6%	$33.51
2030	1,943	50,461	6.9%	$32.40
2031	1,824	33,842	4.7%	$32.93
2032	462	12,575	1.7%	$27.23
2033	775	31,574	4.3%	$40.74
2034	1,677	41,651	5.7%	$30.91
2035	1,482	50,830	7.0%	$34.29
2036	1,248	17,213	2.4%	$29.95
2037	133	10,704	1.5%	$79.68
2038	651	19,893	2.7%	$30.53
2039	483	10,980	1.5%	$22.73
2040	422	11,248	1.5%	$26.64
2041	39	5,924	0.8%	$22.78
2042	277	9,651	1.3%	$34.79
2043	193	4,906	0.7%	$25.42
2045	16	1,231	0.2%	$75.00
2046	10	259	—%	$25.25
2063 (2)	—	139	—%	$—
2072 (2)	—	129	—%	$—
Total	23,649	$728,085	100.0%	$36.14
(1)Refer to definition provided in Item 7 of this Annual Report on Form 10-K.
(2)Includes only ground leases.

With regard to the leases reported above as expiring in 2026, we believe that the weighted average ARR per occupied square foot for such leases as of December 31, 2025, on average, was approximately 1.0% to 3.0% lower than estimated current market rents for the related space, with specific results varying by market.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Our common shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “CDP”. The number of holders of record of our common shares was 448 as of February 4, 2026. This number does not include shareholders whose shares were held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2025, we issued 262,165 common shares in exchange for 262,165 CDPLP common units in accordance with CDPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares relied upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2020 in our common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index and the Office Property Sector of the FTSE All Equity REITs Index of the National Association of Real Estate Investment Trusts (“Nareit”) (the “Office Sector Index”):

	Period Ended
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
COPT Defense Properties	$100	$112	$108	$112	$141	$132
S&P 500 Index	$100	$129	$105	$133	$166	$196
Office Sector Index	$100	$122	$76	$78	$94	$81

Shares Authorized for Issuance Under Equity Compensation Plans

For the information required by Item 5 (a) related to shares authorized for issuance under equity compensation plans, you should refer to our definitive proxy statement relating to the 2026 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•our ability to borrow on favorable terms or at all;
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

Overview

In 2025, we:

•achieved year end occupancy of 94.0% for our total portfolio and 95.5% for our Defense/IT Portfolio, both of which increased from year end 2024;
•completed strong leasing in our operating portfolio, including 557,000 square feet in vacancy leasing, a volume equating to 47% of the unleased space we had as of year end 2024, and a 77.9% tenant retention rate;
•committed capital to five new external growth investments across four Defense/IT Portfolio sub-segments, including:
•four new development properties totaling 498,000 square feet, three of which were fully pre-leased; and
•a fully-occupied, 142,000 square foot Defense/IT Portfolio property acquisition, which reinforces our position as the largest landlord in a highly-leased business park;
•placed into service 468,000 newly-developed, fully-leased square feet across three Defense/IT Portfolio properties;
•closed on three new financings, which pre-funded the repayment at maturity of a bond maturing in March 2026 and provided additional liquidity to fund our external growth; and
•ended the year with no significant debt maturing until 2028 other than the pre-funded 2026 bond maturity.

Our business is driven by our Defense/IT Portfolio segment, which as of year end represented 92.1% of our property square footage and 90.3% of our ARR. We believe that the critical nature of the activities served by this segment’s properties has helped fuel strong demand for space, enabling the segment to consistently achieve year end occupancy of at least 93% for each of the last nine years. In 2025, our Defense/IT Portfolio:

•achieved a tenant retention rate of 79.3%, our 10th consecutive year with a retention rate of at least 75%, with average increases in rent per renewed square foot of 2.7% for cash rents and 11.0% for straight-line rents;
•leased 424,000 square feet of its vacant space, achieving progress across its sub-segments;
•increased its Same Property pool’s average occupancy from 95.9% in 2024 to 96.0% in 2025, ending the year 95.8% occupied; and
•completed 477,000 square feet in investment space leasing, including the four new development properties discussed below and vacant space in a property that we acquired last year.

Throughout 2025, we experienced strong demand from defense contractors looking for new or incremental space to support mission programs and contracts, a significant amount of which required secured space. We believe that this demand drove the strong performance of this segment, along with the following unique advantages associated with our Defense/IT strategy: proximity of the properties to the demand drivers they serve; prevalence of significant investments in high security improvements, which may make tenants unable, or less likely, to relocate; and the high level of technical proficiency and credentials of our operations team (many of whom are credentialed) charged with managing these spaces.

Our Defense/IT Portfolio also has benefited from continued defense budget appropriation increases, with bipartisan support, a trend we expect could continue for the foreseeable future with the 2026 USG defense budget appropriations increase approved in February 2026, along with the additional appropriations included in the One Big Beautiful Bill Act passed in July 2025. We expect that these enhanced USG commitments to defense investment will support additional demand for our portfolio as the priority missions our tenants support are expected to see increased funding to counter an increasingly complex national security environment. These missions include intelligence, surveillance and reconnaissance, cybersecurity and network activities, naval sea and air technology development, unmanned aerial vehicles and missile defense and space activities.

For the 43-day long federal government shutdown in 2025, the most significant effect on us was that it delayed our ability to progress, or finalize, certain of our Defense/IT Portfolio segment’s renewal leasing activities, but our existing USG leases remained in effect and the majority of our rent payments continued to occur in a timely manner.

Strong Defense/IT Portfolio demand coupled with limited vacancy in our operating portfolio drove our need to continue to invest in additional space, which we addressed in 2025 through the following external growth investments:

•developing space in new properties, including:
•468,000 square feet placed in service during the year in three fully-leased, newly-developed properties in our Data Center Shells and Redstone Arsenal sub-segments; and
•498,000 square feet in new capital commitments in four development properties across our Fort Meade/BW Corridor, Redstone Arsenal and Lackland Air Force Base sub-segments for an anticipated total cost of approximately $233.4 million.
As of December 31, 2025, we had an aggregate of 646,000 square feet under development in five properties that were 58% leased, including: three fully-leased properties expected to be placed in service in 2027; and two properties across our Fort Meade/BW Corridor and Redstone Arsenal sub-segments with minimal pre-leasing being developed to accommodate future anticipated USG and contractor demand, which are expected to be placed in service in 2026 and 2027; and
•acquiring 15050 Conference Center Drive, a 142,000 square foot property in Chantilly, Virginia (included in our NoVA Defense/IT sub-segment), for a gross purchase price of $40.0 million, or $32.6 million net of a $7.4 million credit for an unpaid tenant improvement allowance. This property, with significant secured-space enhancements, is located in a supply-constrained submarket in which we are the largest landlord, and is 100% leased to an existing defense contractor tenant of ours.

We funded these property investments primarily using excess available cash flow from operations and borrowings under our Revolving Credit Facility and Revolving Development Facility (discussed below).

In 2025, our total portfolio also included six office properties in our Other segment, which as of year end represented 7.9% of our property square footage and 9.7% of our ARR, and accounted for 31% of the portfolio’s vacant space. These properties, which have experienced a challenging leasing environment for several years, increased their average occupancy rate from 72.5% in 2024 to 75.5% in 2025, and we were successful in leasing 133,000 square feet of this segment’s vacant space in 2025, which exceeded the expiring lease square footage that was vacated. One property accounted for 37% of this segment’s vacant space and 11% of our total portfolio’s vacant space. We do not consider our Other segment’s properties to be strategic holdings since they do not align with our Defense/IT strategy. While we intend to sell them when market conditions and opportunities position us to optimize our return on investment, we did not initiate plans for sales in 2025 due in part to continued unfavorable capital markets for potential buyers.

Our total portfolio’s 2025 year end occupancy rate increased (relative to 2024) from 93.6% to 94.0% due primarily to improved occupancy in our Other segment resulting from vacant space leasing, with occupancy for our Defense/IT Portfolio increasing slightly from 95.4% to 95.5%. The 2025 year end occupancy rate of our Same Property pool (which excludes the effect of properties acquired and placed in service in 2024 and 2025) decreased (relative to 2024) from 94.4% to 94.2% for our total portfolio and from 96.4% to 95.8% for the Defense/IT Portfolio component due primarily to several leases not renewed upon expiration in our Fort Meade/BW Corridor and Redstone Arsenal sub-segments. As of December 31, 2025, we had scheduled lease expirations for 2.9 million square feet in 2026, representing 12.3% of our total occupied square feet and 19.3% of our total ARR, including:

•2.8 million square feet in our Defense/IT Portfolio segment, which included several large USG leases whose renewals were affected by the federal government shutdown. We expect to renew virtually all of these scheduled lease expirations due to the strong demand for space and unique retention advantages associated with our Defense/IT strategy discussed above; and
•82,000 square feet in our Other segment, which represented 5.4% of this segment’s occupied square feet.

Please refer to the section below entitled “Occupancy and Leasing” for additional related disclosure.

We were active in the capital markets in 2025, culminating in our:

•issuance of $400.0 million of 4.50% Senior Notes due 2030 (the “4.50% Notes”) at an initial offering price of 99.46% of their face value on October 2, 2025, resulting in proceeds, after deducting underwriting discounts and commissions, but before other offering expenses, of $395.5 million. The net proceeds from the notes will fund the repayment at maturity of $400.0 million in 2.25% Senior Notes due 2026 (the “2.25% Notes”). Until such time, the proceeds were used for general corporate purposes, including paying down amounts outstanding under our Revolving Credit Facility, which resulted in a portion of the net proceeds being invested in interest-bearing accounts;
•entry into an amendment to the existing credit agreement underlying our Revolving Credit Facility and term loan facility on October 6, 2025. The resulting Amended Credit Agreement provided for: an increase in the aggregate lender commitment under our Revolving Credit Facility from $600.0 million to $800.0 million; extension of the previous maturity date of our Revolving Credit Facility by approximately three years and expansion of the facility’s lender group; and changes in the facilities’ interest and quarterly fee terms, including a decrease in our interest rate spread over the Secured Overnight Financing Rate (“SOFR”) (effective as of the closing date) on the Revolving Credit Facility by 0.20% and on the term loan facility by 0.25%, and elimination of the 0.10% SOFR transition charge previously included in interest expense for both loans; and
•entry into the Revolving Development Facility, a secured facility with an initial aggregate lender commitment of $200.0 million, on October 16, 2025. While this facility can be used to fund any investment or for general corporate purposes, we plan on using it to fund property development activities. The net proceeds from our initial borrowing under this facility totaled approximately $154 million, which were used to pay down amounts outstanding under our Revolving Credit Facility previously borrowed to fund development activities.

As of December 31, 2025, we ended the year with:

•$400.0 million in 2.25% Notes maturing in March 2026 and no significant debt maturing thereafter until 2028;
•$275.0 million in cash and cash equivalents;
•$746.0 million in available borrowing capacity under our Revolving Credit Facility;
•$104.0 million in available borrowing capacity under our Revolving Development Facility;
•no variable-rate debt exposure, including the effect of interest rate swaps, although a $200.0 million notional amount of these swaps expired in February 2026;
•5.1% of our outstanding debt encumbered by properties; and
•the ability to fund the equity portion of our investing activities with cash flow from operations for the foreseeable future.

For our 2025 results of operations:

•our diluted earnings per share increased from $1.23 per share in 2024 to $1.34 per share in 2025, and our net income increased from $143.9 million in 2024 to $159.5 million in 2025, due primarily to increased income from our real estate operations;
•net operating income (“NOI”) from real estate operations, our segment performance measure, increased $26.7 million, or 6.4%, relative to 2024. This increase was driven primarily by a $14.9 million increase from our Same Properties, which included the effect of increased rental and occupancy rates in our Defense/IT Portfolio, and an $11.0 million increase from external growth in our portfolio, including newly-developed properties placed in service and property acquisitions; and
•diluted funds from operations per share, as adjusted for comparability increased 5.8% relative to 2024 due primarily to increased NOI from real estate operations in 2025.

Additional disclosure comparing our 2025 and 2024 results of operations is provided below.

We discuss significant factors contributing to changes in our net income between 2025 and 2024 in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•how we expect to generate and obtain cash for short and long-term capital needs; and
•material cash requirements for known contractual and other obligations.

We refer to the measures “ARR”, “tenant retention rate”, “investment space leasing” and “vacant space leasing” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. ARR is a measure that we use to evaluate the sources of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of ARR excludes the effect of lease incentives. We consider ARR to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. In instances in which we report ARR per occupied square foot, the measure excludes revenue from leases not associated with our buildings. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period, including the effect of early renewals. Investment space leasing represents vacant space leased within two years of the shell completion date for development properties or the acquisition date for operating property acquisitions. Vacant space leasing represents our vacated second-generation space leased and vacant space leased in development properties and operating property acquisitions after two years from such properties’ shell completion or acquisition date.

We also refer to the measures “cash rents”, “straight-line rents”, and “committed costs” in the “Occupancy and Leasing” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Cash rents include monthly contractual base rent (ignoring rent abatements and rent associated with tenant-funded landlord assets) multiplied by 12, plus estimated annualized expense reimbursements (average for first 12 months of term for new or renewed leases or as of lease expiration for expiring leases). Straight-line rents include: (1) annual minimum base rents, net of abatements and lease incentives and excluding rent associated with tenant funded landlord assets, on a straight-line basis over the term of the lease; (2) and estimated annual expense reimbursements. Straight-line rents are disclosed as of lease commencement for new or renewed leases or as of lease expiration for expiring leases. We believe that cash rents and straight-line rents are useful measures for evaluating the rental rates of our leasing activity, including changes in such rates relative to rates that may have been previously in place, with cash rents serving as a measure to evaluate rents at the time rent payments commence, and straight-line rents serving as a measure to evaluate rents over the related lease terms. Committed costs includes tenant improvement allowances (excluding tenant-funded landlord assets), leasing commissions and estimated turn key costs and excludes lease incentives; we believe this is a useful measure for evaluating our costs associated with obtaining new leases.

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

Since asset groups associated with properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell, decisions by us to sell certain properties will result in impairment losses if the carrying values of the specific properties’ asset groups classified as held for sale exceed such properties’ estimated fair values less costs to sell. Our estimates of fair value consider matters such as recent sales data for comparable properties and, when applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of operating properties based on percentage of ARR (dollars in thousands):

	Percentage of ARR of Operating Properties for 20 Largest Tenants as of December 31,
Tenant (1)	2025	2024	2023
USG	35.4%	35.9%	35.9%
Fortune 100 Company	11.3%	9.8%	8.7%
General Dynamics Corporation	4.5%	4.8%	5.0%
Peraton Corp.	2.6%	2.0%	2.0%
The Boeing Company	2.1%	2.1%	2.3%
Northrop Grumman Corporation	2.1%	2.2%	2.3%
CACI International Inc	2.0%	2.1%	2.3%
Fortune 100 Company	1.7%	1.7%	1.8%
Booz Allen Hamilton, Inc.	1.5%	1.8%	1.8%
Morrison & Foerster, LLP	1.4%	1.4%	1.5%
KBR, Inc.	1.1%	1.1%	1.2%
CareFirst, Inc.	1.1%	1.4%	1.4%
Amentum Holdings, LLC	1.0%	1.1%	N/A
Yulista Holding, LLC	1.0%	1.0%	1.1%
Mantech International Corp.	1.0%	1.0%	1.0%
AT&T Corporation	0.9%	1.0%	1.0%
University System of Maryland	0.9%	0.9%	0.9%
Wells Fargo & Company	0.8%	0.9%	1.0%
Lockheed Martin Corporation	0.8%	0.8%	NA
The MITRE Corporation	0.7%	N/A	N/A
Miles and Stockbridge, P.C.	N/A	0.8%	1.0%
RTX Corporation	N/A	N/A	1.1%
Jacobs Engineering Group Inc.	N/A	N/A	1.0%
Subtotal of 20 largest tenants	73.9%	73.8%	74.3%
All remaining tenants	26.1%	26.2%	25.7%
Total	100.0%	100.0%	100.0%
Total ARR	$728,085	$686,844	$646,660
(1)Includes affiliated organizations where applicable. Percentages shown as of December 31, 2024 and 2023 have not been restated for organizational changes of our top 20 largest tenants that occurred subsequent to those respective reporting periods.

Concentration of Properties by Segment/Sub-Segment

The table below sets forth the allocation of our ARR by segment/sub-segment (square feet in thousands):

	Percentage of ARR as of December 31,			Operational Square Feet as of December 31,
Region	2025	2024	2023	2025	2024	2023
Defense/IT Portfolio
Fort Meade/BW Corridor	44.5%	47.4%	48.1%	9,235	9,233	9,037
Redstone Arsenal	8.8%	8.9%	8.8%	2,525	2,475	2,300
NoVA Defense/IT	13.7%	13.0%	12.8%	2,643	2,500	2,501
Lackland Air Force Base	10.1%	10.1%	9.5%	1,143	1,143	1,062
Navy Support	4.8%	4.5%	5.2%	1,271	1,271	1,273
Data Center Shells	8.4%	6.8%	5.8%	6,342	5,928	5,703
Total Defense/IT Portfolio	90.3%	90.7%	90.2%	23,159	22,550	21,876
Other	9.7%	9.3%	9.8%	1,988	1,987	1,983
	100.0%	100.0%	100.0%	25,147	24,537	23,859

The increase in our portfolio’s concentration in the Data Center Shells sub-segment was attributable to newly-developed properties that we placed into service.

Occupancy and Leasing

The tables below set forth occupancy information:

	December 31,
	2025	2024	2023
Occupancy rates at year end
Total	94.0%	93.6%	94.2%
Defense/IT Portfolio:
Fort Meade/BW Corridor	93.6%	95.8%	96.0%
Redstone Arsenal	96.1%	94.5%	97.5%
NoVA Defense/IT	93.5%	91.7%	88.9%
Lackland Air Force Base	100.0%	93.0%	100.0%
Navy Support	86.9%	82.6%	87.4%
Data Center Shells	100.0%	100.0%	100.0%
Total Defense/IT Portfolio	95.5%	95.4%	96.1%
Other	76.6%	72.7%	73.0%
ARR per occupied square foot at year end	$36.14	$35.35	$34.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2024	24,537	22,961
Vacated upon lease expiration (1)	—	(597)
Occupancy for new leases	—	678
Development placed in service	468	468
Acquisition	142	142
Other changes	—	(3)
December 31, 2025	25,147	23,649
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

In 2025, we leased 3.1 million square feet, including the following:

•2.0 million square feet in renewed leases, representing a tenant retention rate of 77.9%. Most of these lease renewals were for our Defense/IT Portfolio, which had a retention rate of 79.3%, while our Other segment had a retention rate of 60.5%. The cash rents for our renewals (totaling $34.38 per square foot) increased on average by approximately 1.1% and the straight-line rents (totaling $34.50 per square foot) increased on average by approximately 9.6% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 5.3 years, with average escalations per year of 2.0%, and the per annum average committed costs associated with completing the leasing was approximately $2.51 per square foot;
•557,000 square feet of vacant space leased, including 424,000 in our Defense/IT Portfolio and 133,000 in our Other segment. The cash rents from this leasing totaled $31.66 per square foot and the straight-line rents totaled $31.88 per square foot. These leases had a weighted average lease term of approximately 7.6 years, with average escalations per year of 2.7%, and the per annum average committed costs associated with completing this leasing was approximately $8.04 per square foot; and
•477,000 square feet of investment space in our Defense/IT Portfolio, with weighted average lease terms of 13.1 years, virtually all of which was for development properties.

Lease Expirations

The table below sets forth as of December 31, 2025 our scheduled lease expirations based on the non-cancelable term of tenant leases determined in accordance with GAAP for our properties by segment/sub-segment in terms of percentage of ARR:

	Expiration of ARR of Operating Properties
	2026	2027	2028	2029	2030	Thereafter	Total
Defense/IT Portfolio
Fort Meade/BW Corridor	9.5%	5.5%	10.8%	5.6%	4.9%	8.2%	44.5%
Redstone Arsenal	0.1%	0.7%	0.1%	1.4%	0.9%	5.6%	8.8%
NoVA Defense/IT	0.4%	0.5%	2.5%	3.9%	0.6%	5.8%	13.7%
Lackland Air Force Base	8.2%	—%	—%	—%	—%	1.8%	10.1%
Navy Support	0.7%	1.3%	0.6%	0.5%	0.2%	1.4%	4.8%
Data Center Shells	—%	0.1%	0.1%	0.3%	0.1%	7.8%	8.4%
Other	0.3%	0.5%	2.3%	0.9%	0.2%	5.5%	9.7%
Total	19.3%	8.7%	16.5%	12.6%	6.9%	36.1%	100.0%

As of December 31, 2025, USG leases accounted for 83.3% of our total portfolio’s 2026 scheduled lease expirations, including 80.0% of Fort Meade/BW Corridor and 100% of Lackland Air Force Base scheduled lease expirations. As discussed above, we encountered some delays in the latter portion of 2025 due to the federal government shutdown. We expect that virtually all of the USG leases scheduled to expire in 2026 will be renewed.

The weighted average lease term as of December 31, 2025 was approximately five years. We believe that the weighted average ARR per occupied square foot for leases expiring in 2026, on average, was approximately 1.0% to 3.0% lower than estimated current market rents for the related space, with specific results varying by segment/sub-segment.

Results of Operations

For a discussion of our results of operations comparison for 2024 and 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 21, 2025.

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

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Net income	$159,534	$143,942
Construction contract and other service revenues	(42,074)	(75,550)
Depreciation and other amortization associated with real estate operations	161,826	153,640
Construction contract and other service expenses	39,962	73,265
General, administrative, leasing and other expenses	47,840	47,038
Interest expense	86,660	82,151
Interest and other income, net	(10,683)	(12,661)
Gain on sales of real estate	(3,350)	—
Loss on early extinguishment of debt	66	—
Equity in income of unconsolidated entities	(2,806)	(397)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	7,706	7,217
Income tax expense	947	288
NOI from real estate operations	$445,628	$418,933
,

Our changes in NOI from real estate operations included the following primary categories:

•Same Property, which we define as properties stably owned and 100% operational throughout the two years being compared. For further discussion of the concept of “operational,” refer to the Properties section of Note 2 of the consolidated financial statements;
•developed properties placed into service that were not 100% operational throughout the two years being compared; and
•acquired properties.

Our Same Property pool consisted of 198 properties, comprising 94.9% of our portfolio’s square footage as of December 31, 2025. This pool of properties changed from the pool used for purposes of comparing 2024 and 2023 in our 2024 Annual Report on Form 10-K due to the addition of six properties placed in service and 100% operational on or before January 1, 2024 and three properties owned through a UJV that was formed in 2023.

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

Since both of the measures discussed above exclude certain items includable in net income or loss, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures. A reconciliation of NOI from real estate operations and NOI from service operations to net income reported on the consolidated statements of operations is provided in Note 13 to our consolidated financial statements.

Comparison of Statements of Operations for the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31,
	2025	2024	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$721,849	$677,717	$44,132
Construction contract and other service revenues	42,074	75,550	(33,476)
Total revenues	763,923	753,267	10,656
Operating expenses
Property operating expenses	283,927	266,001	17,926
Depreciation and amortization associated with real estate operations	161,826	153,640	8,186
Construction contract and other service expenses	39,962	73,265	(33,303)
General, administrative, leasing and other expenses	47,840	47,038	802
Total operating expenses	533,555	539,944	(6,389)
Interest expense	(86,660)	(82,151)	(4,509)
Interest and other income, net	10,683	12,661	(1,978)
Gain on sales of real estate	3,350	—	3,350
Loss on early extinguishment of debt	(66)	—	(66)
Equity in income of unconsolidated entities	2,806	397	2,409
Income tax expense	(947)	(288)	(659)
Net income	$159,534	$143,942	$15,592

NOI from Real Estate Operations

	For the Years Ended December 31,
	2025	2024	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$680,993	$654,994	$25,999
Lease termination revenue, net	3,612	3,451	161
Collectability loss provisions included in lease revenue	(2,136)	(3,157)	1,021
Other property revenue	7,568	6,241	1,327
Same Property total revenues	690,037	661,529	28,508
Developed properties placed in service	15,086	4,883	10,203
Acquired properties	7,066	3,024	4,042
Other	9,660	8,281	1,379
	721,849	677,717	44,132
Property operating expenses
Same Property	(269,775)	(255,679)	(14,096)
Developed properties placed in service	(3,017)	(857)	(2,160)
Acquired properties	(2,967)	(1,833)	(1,134)
Other	(8,168)	(7,632)	(536)
	(283,927)	(266,001)	(17,926)
UJV NOI allocable to COPT Defense
Same Property	7,706	7,217	489
	7,706	7,217	489
NOI from real estate operations
Same Property	427,968	413,067	14,901
Developed properties placed in service	12,069	4,026	8,043
Acquired properties	4,099	1,191	2,908
Other	1,492	649	843
	$445,628	$418,933	$26,695

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$393,882	$384,887	$8,995
Other	34,086	28,180	5,906
	$427,968	$413,067	$14,901

Same Property rent statistics
Average occupancy rate	94.3%	93.9%	0.4%
Average straight-line rent per occupied square foot (1)	$28.42	$27.62	$0.80
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the years set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due in large part to additional revenue in 2025 resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher utility expenses (largely due to rate increases), labor-related increases in landscaping and janitorial and increased snow removal costs, the effect of which was mostly offset by increased tenant expense reimbursements and prior year real estate taxes refunded upon appeal;
•developed properties placed in service reflects the effect of sixproperties placed in service in 2025 and 2024; and
•acquired properties includes threeoperating office properties acquired in 2025 and 2024.

NOI from Service Operations

	For the Years Ended December 31,
	2025	2024	Variance
	(in thousands)
Construction contract and other service revenues	$42,074	$75,550	$(33,476)
Construction contract and other service expenses	(39,962)	(73,265)	33,303
NOI from service operations	$2,112	$2,285	$(173)

Construction contract and other service revenues and expenses decreased in 2025 due to a lower volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

General, Administrative, Leasing and Other Expenses

Our general, administrative, leasing and other expenses are reported net of amounts capitalized for compensation and indirect costs associated with properties, or portions thereof, undergoing development activities. Our capitalized compensation and indirect costs totaled $10.6 million in 2025 and $9.3 million in 2024.

Interest Expense

The table below sets forth components of our interest expense:

	For the Years Ended December 31,
	2025	2024	Variance
	(in thousands)
Interest on unsecured senior notes	$72,115	$67,301	$4,814
Interest on mortgage and other secured debt	4,531	4,245	286
Interest on unsecured term debt	6,304	8,338	(2,034)
Interest on Revolving Credit Facility	5,541	5,009	532
Interest expense offsets from interest rate swaps	(1,491)	(4,330)	2,839
Amortization of deferred financing costs	2,910	2,708	202
Other interest	1,921	1,752	169
Capitalized interest	(5,171)	(2,872)	(2,299)
Interest expense	$86,660	$82,151	$4,509

Interest expense increased due primarily to the issuance in October 2025 of our 4.50% Senior Notes due 2030 to pre-fund the repayment at maturity of our 2.25% Notes.

Our average outstanding debt was $2.5 billion in 2025 and $2.4 billion in 2024, and our weighted average effective interest rate on debt was approximately 3.4% in 2025 and 3.3% in 2024. We have used interest rate swaps to hedge the effect of interest rate increases on variable rate debt, including swaps for a $200.0 million notional amount that expired in February 2026.

Gain on Sales of Real Estate

We recognized a gain on sale of real estate of $3.0 million in 2025 in connection with our sale of an undeveloped land parcel.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs (for acquisitions classified as business combinations); gain or loss on early extinguishment of debt; demolition costs on redevelopment and nonrecurring improvements; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished via conveyance of such properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; and executive transition costs associated with named executive officers. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income or loss is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for 2025 and 2024 and provides reconciliations from the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2025	2024
	(Dollars and shares in thousands, except per share data)
Net income	$159,534	$143,942
Real estate-related depreciation and amortization	161,826	153,640
Gain on sales of real estate	(3,350)	—
Depreciation and amortization on UJVs allocable to COPT Defense	2,950	3,056
FFO	320,960	300,638
FFO allocable to other noncontrolling interests	(5,566)	(3,855)
Basic FFO allocable to share-based compensation awards	(2,171)	(2,417)
Basic FFO available to common share and common unit holders	313,223	294,366
Redeemable noncontrolling interests	—	1,963
Diluted FFO adjustments allocable to share-based compensation awards	387	188
Diluted FFO available to common share and common unit holders	313,610	296,517
Loss on early extinguishment of debt	66	—
Executive transition costs	—	285
Loss on early extinguishment of debt on unconsolidated real estate JVs	28	—
Diluted FFO comparability adjustments allocable to share-based compensation awards	—	(2)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$313,704	$296,800

Weighted average common shares	112,516	112,296
Conversion of weighted average common units	2,083	1,672
Weighted average common shares/units - Basic FFO per share	114,599	113,968
Dilutive effect of share-based compensation awards	788	603
Redeemable noncontrolling interests	—	842
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	115,387	115,413

Diluted EPS	$1.34	$1.23
Diluted FFO per share	$2.72	$2.57
Diluted FFO per share, as adjusted for comparability	$2.72	$2.57

Denominator for diluted EPS	113,304	112,899
Weighted average common units	2,083	1,672
Redeemable noncontrolling interests	—	842
Denominator for diluted FFO per share and as adjusted for comparability	115,387	115,413

Dividends on unrestricted common and deferred shares	$137,388	$132,628
Distributions on unrestricted common units	2,558	1,987
Dividends and distributions on restricted shares and units	868	1,000
Dividends and distributions for net income payout ratio	$140,814	$135,615

Dividends on unrestricted common and deferred shares	$137,388	$132,628
Distributions on unrestricted common units	2,558	1,987
Dividends and distributions for FFO payout ratio	139,946	134,615
Dividends and distributions adjustments for dilution	94	(6)
Dividends and distributions for diluted non-GAAP payout ratios	$140,040	$134,609

Net income payout ratio	88.3%	94.2%
FFO payout ratio	43.6%	44.8%
Diluted FFO payout ratio	44.7%	45.4%
Diluted FFO payout ratio, as adjusted for comparability	44.6%	45.4%

Property Additions

The table below sets forth the major components of our additions to properties for 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	Variance
	(in thousands)
Properties in development or held for future development	$200,839	$153,306	$47,533
Tenant improvements on operating properties (1)	58,771	57,496	1,275
Capital improvements on operating properties	20,063	28,294	(8,231)
Acquisition of operating properties (2)	20,300	24,996	(4,696)
	$299,973	$264,092	$35,881
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.
(2)Excludes intangible assets associated with acquisitions.

 Cash Flows

Net cash flow from operating activities decreased $21.0 million, or (6.4)%, from 2024 to 2025 due primarily to the timing of certain USG lease payments in 2025, along with decreased interest and other income and higher lease incentive payments in 2025.

Net cash flow used in investing activities decreased $1.3 million from 2024 to 2025, which included the effects of additional cash flow from distributions in 2025 of debt refinancing proceeds received from two of our UJVs, offset in part by increased cash outlays for property development activities, tenant improvements on operating properties and leasing costs.

Net cash flow provided by financing activities in 2025 was $216.5 million, and included primarily the following:

•net proceeds of debt borrowings during the period of $371.7 million, which included proceeds from our issuance of the 4.50% Notes; and
•dividends to common shareholders of $136.6 million.

Net cash flow used in financing activities in 2024 was $169.7 million, and included primarily the following:

•net repayments of debt borrowings during the period of $30.0 million; and
•dividends to common shareholders of $131.8 million.

Supplemental Guarantor Information

As of December 31, 2025, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the SEC under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of December 31, 2025, we had $275.0 million in cash and cash equivalents. We were carrying a significant amount of cash and cash equivalents as of the end of the year due to the net proceeds from the October issuance of our 4.50% Notes that will fund the repayment at maturity of our 2.25% Notes in March 2026. Until such time, the proceeds were used for general corporate purposes, which resulted in a portion of the net proceeds being invested in interest-bearing accounts.

We have a Revolving Credit Facility with a maximum borrowing capacity of $800.0 million. The facility matures in October 2029 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $746.0 million as of December 31, 2025.

We also have a Revolving Development Facility with a maximum borrowing capacity of $200.0 million. The facility matures in October 2029 and may be extended by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility. Our available borrowing capacity under the facility totaled $104.0 million as of December 31, 2025.

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
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $100 million in 2026);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations in 2026 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

In 2026, we expect to spend $135 million to $175 million on costs for properties actively under development, most of which was contractually obligated as of December 31, 2025, and have $445.6 million in debt balloon payments maturing in 2026 (including the repayment at maturity of the 2.25% Notes). In 2026 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded using any remaining excess available cash and cash equivalents and borrowings under our Revolving Development Facility and Revolving Credit Facility.

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

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2025, we were compliant with these covenants.

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

The following table sets forth as of December 31, 2025 our debt obligations and weighted average interest rates on debt maturing each year (dollars in thousands):

	For the Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Debt
Fixed-rate debt (1)	$436,140	$—	$345,000	$400,000	$400,000	$1,000,000	$2,581,140
Weighted average interest rate	2.38%	—%	5.25%	2.00%	4.25%	2.81%	3.16%
Variable-rate debt (2)	$10,160	$50,000	$—	$150,000	$—	$—	$210,160
Weighted average interest rate (3)	5.21%	4.92%	—%	4.92%	—%	—%	4.94%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $23.5 million.
(2)Maturities in 2027 included $50.0 million that may be extended to 2028, subject to certain conditions. Maturities in 2029 included $150.0 million that may be extended to 2030, subject to certain conditions.
(3)Represents interest rates in effect for variable-rate debt as of December 31, 2025.

The fair value of our debt was $2.7 billion as of December 31, 2025 and $2.2 billion as of December 31, 2024.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $88 million as of December 31, 2025 and $72 million as of December 31, 2024.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of December 31, 2025 and 2024 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $512,000 in 2025 and $34,000 in 2024 if the applicable variable index rate was 1% higher. Interest expense in 2025 was more sensitive to a change in interest rates than 2024 due primarily to our having no variable-rate debt outstanding for most of 2024, including the effect of interest rate swaps.

Item 8. Financial Statements and Supplementary Data

(a)    This item is included in a separate section at the end of this report beginning on page F-1.

(b)    Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
I.Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information
(a)    Not applicable

(b)    Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our trustees or executive officers adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

(a)    Not applicable
(b)    Not applicable

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2026 Annual Meeting of our Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

With respect to Item 10, Directors, Executive Officers and Corporate Governance, we note that our Policy Statement on Securities Trading governs transactions in our securities by our trustees, officers and employees, and promotes compliance with the laws and rules applicable thereto. The Policy Statement on Securities Trading is incorporated by reference into this Annual Report on Form 10-K as Exhibit 19.1.

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
3.1
Articles Supplementary of Corporate Office Properties Trust filed with the State Department of Assessments and Taxation of Maryland on September 22, 2014 (filed with the Company’s Current Report on Form 8-K on September 24, 2014 and incorporated herein by reference).

3.2
Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through May 15, 2018 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

3.2.1
Articles of Amendment to Amended and Restated Declaration of Trust of Corporate Office Properties Trust, as amended through September 5, 2023 (filed with the Company’s Current Report on Form 8-K on September 5, 2023 and incorporated herein by reference).

3.3
Amended and Restated Bylaws of Corporate Office Properties Trust, as amended through May 2017 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

3.4
Form of certificate for the Registrant’s Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Company’s Registration Statement on Form S-4 (Commission File No. 333-45649) on February 5, 1998 and incorporated herein by reference).

4	Description of Common Shares (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
10.1
Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K on December 6, 2018 and incorporated herein by reference).

10.1.1
First Amendment to Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. dated July 31, 2019 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.1.2
Second Amendment to Third Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K on September 5, 2023 and incorporated herein by reference).

10.2.1*	Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K on December 10, 2008 and incorporated herein by reference).
10.2.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K on December 10, 2008 and incorporated herein by reference).

10.3.1*
Corporate Office Properties Trust 2017 Omnibus Equity and Incentive Plan (included in Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 27, 2017 and incorporated herein by reference).

10.3.2*
First Amendment to the Corporate Office Properties Trust 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Current Report on Form 8-K on December 6, 2018 and incorporated herein by reference).

10.3.3*	Second Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Current Report on Form 8-K on May 14, 2024 and incorporated herein by reference).
10.3.4*
Third Amendment to the COPT Defense Properties 2017 Omnibus Equity and Incentive Plan (filed with the Company’s Registration Statement on Form S-8 on May 20, 2024 and incorporated herein by reference).

10.4.1*
Form of Corporate Office Properties Trust Time-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.4.2*
Form of COPT Defense Properties Performance-Based Restricted Share Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference).

10.4.3*
Form of COPT Defense Properties Performance-Based Profit Interest Unit Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference).

10.5*
COPT Defense Properties and COPT Defense Properties, L.P. Second Amended and Restated Executive Change in Control and Severance Plan adopted January 30, 2026 (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.6*
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.7*
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Britt A. Snider (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.8*
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Anthony Mifsud (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.9
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.10
Indenture, dated as of April 8, 2019, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Registration Statement on Form S-3 (Commission File No. 333-230764) on April 8, 2019 and incorporated herein by reference).

10.11
First Supplemental Indenture, dated as of September 17, 2020, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K on September 17, 2020 and incorporated herein by reference).

10.12
Second Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K on March 11, 2021 and incorporated herein by reference).

10.13
Third Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K on August 11, 2021 and incorporated herein by reference).

10.14
Fourth Supplemental Indenture, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K on November 17, 2021 and incorporated herein by reference).

10.15
Fifth Supplemental Indenture, by and among COPT Defense Properties, L.P., as issuer, COPT Defense Properties, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (filed with the Company’s Current Report on Form 8-K on October 2, 2025 and incorporated herein by reference).

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

10.16.1
First Amendment to Credit Agreement, dated September 6, 2023, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; PNC Capital Markets LLC; TD Bank National Association; M&T Bank, a New York Banking Corporation; and PNC Bank National Association (filed with the Company’s Current Report on Form 8-K on September 8, 2023 and incorporated herein by reference).

10.16.2
Second Amendment to Credit Agreement, dated as of October 6, 2025, by and among COPT Defense Properties, L.P.; COPT Defense Properties; KeyBank National Association; PNC Bank, National Association; TD Bank National Association; M&T Bank, a New York Banking Corporation; Wells Fargo Bank, National Association; Fifth Third Bank, National Association; JPMorgan Chase Bank, N.A.; and Synovus Bank (filed with the Company’s Current Report on Form 8-K on October 10, 2025 and incorporated herein by reference).

10.17
Indenture, dated September 12, 2023, among the Issuer, the Guarantor and U.S. Bank Trust Company, National Association (filed with the Company’s Current Report on Form 8-K on September 14, 2023 and incorporated herein by reference).

10.18
Registration Rights Agreement, dated as of September 12, 2023, among Corporate Office Properties, L.P., Corporate Office Properties Trust and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K on September 14, 2023 and incorporated herein by reference).

19.1	COPT Defense Properties Policy Statement on Securities Trading (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).
21.1	Subsidiaries of Registrant (filed herewith).
22.1	List of Subsidiary Issuers of Guaranteed Securities (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

EXHIBIT NO.	DESCRIPTION
97.1*	Incentive-based Compensation Recovery Policy (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPT DEFENSE PROPERTIES

Date:	February 20, 2026	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	February 20, 2026	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen E. Budorick	President and Chief Executive Officer and Trustee	February 20, 2026
(Stephen E. Budorick)	(Principal Executive Officer)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 20, 2026
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Matthew T. Myers	Senior Vice President, Chief Accounting Officer	February 20, 2026
(Matthew T. Myers)	and Controller (Principal Accounting Officer)
/s/ Robert L. Denton, Sr.	Chairman of the Board and Trustee	February 20, 2026
(Robert L. Denton, Sr.)
/s/ Philip L. Hawkins	Trustee	February 20, 2026
(Philip L. Hawkins)
/s/ Letitia A. Long	Trustee	February 20, 2026
(Letitia A. Long)
/s/ Essye B. Miller	Trustee	February 20, 2026
(Essye B. Miller)
/s/ Raymond L. Owens	Trustee	February 20, 2026
(Raymond L. Owens)
/s/ C. Taylor Pickett	Trustee	February 20, 2026
(C. Taylor Pickett)
/s/ Lisa G. Trimberger	Trustee	February 20, 2026
(Lisa G. Trimberger)

COPT DEFENSE PROPERTIES AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of COPT Defense Properties:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of COPT Defense Properties and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Determination of the Expected Lease End Date for United States Government Leases with One-Year Renewal Options and/or Early Termination Rights

As described in Notes 2 and 5 to the consolidated financial statements, lease revenue from continuing operations for the year ended December 31, 2025 was $714.2 million and a significant portion of the Company’s leases are with the United States Government, which represented 26% of the fixed lease revenues for the year ended December 31, 2025. The majority of United States Government leases contain one-year renewal options and/or provide for early termination rights. The Company recognizes minimum rental payments on a straight-line basis over the terms of each lease. The lease term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a tenant option to extend the lease if the tenant is reasonably certain to exercise that option; (2) a tenant option to terminate the lease if the tenant is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, management uses judgment in contemplating the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. The principal considerations for our determination that performing procedures relating to the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights is a critical audit matter are (i) the significant judgment by management when determining the expected lease end date for the United States Government leases with one-year renewal options and/or early termination rights and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the determination of such expected lease end dates. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition for leases, including controls over the determination of the expected lease end date for United States Government leases with one-year renewal options and/or early termination rights. These procedures also included, among others, testing management’s process for determining the expected lease end date for a sample of United States Government leases with one-year renewal options and/or early termination rights, including evaluating the reasonableness of significant assumptions used by management related to the significance of any penalties a tenant may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease and economic incentives for the tenant based on any existing contract, asset, entity or market-based factors in the lease. Evaluating management’s assumptions involved evaluating whether the assumptions used were reasonable considering past experience with the tenant and the rental property and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 20, 2026
We have served as the Company’s auditor since 1997.

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Properties, net
Operating properties, net	$3,500,087	$3,353,477
Projects in development or held for future development	283,390	277,049
Total properties, net	3,783,477	3,630,526
Property - operating lease right-of-use assets	50,383	55,760
Cash and cash equivalents	274,986	38,284
Investment in unconsolidated real estate joint ventures	36,368	39,360
Accounts receivable, net	58,185	42,234
Deferred rent receivable	177,921	161,438
Lease incentives, net	72,347	64,013
Deferred leasing costs (net of accumulated amortization of $44,127 and $44,060, respectively)	75,052	71,268
Investing receivables (net of allowance for credit losses of $3,575 and $2,792, respectively)	69,856	69,680
Prepaid expenses and other assets, net	103,215	81,628
Total assets	$4,701,790	$4,254,191
Liabilities and equity
Liabilities
Debt, net	$2,767,834	$2,391,755
Accounts payable and accrued expenses	147,200	126,031
Rents received in advance and security deposits	37,914	38,560
Dividends and distributions payable	35,205	33,909
Deferred revenue associated with operating leases	47,714	39,752
Property - operating lease liabilities	45,012	49,240
Other liabilities	33,236	14,377
Total liabilities	3,114,115	2,693,624
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	25,506	23,974
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 113,210,642 at December 31, 2025 and 112,703,460 at December 31, 2024)	1,132	1,127
Additional paid-in capital	2,502,661	2,494,369
Cumulative distributions in excess of net income	(988,957)	(1,003,401)
Accumulated other comprehensive (loss) income	(61)	988
Total shareholders’ equity	1,514,775	1,493,083
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	29,317	28,935
Other consolidated entities	18,077	14,575
Noncontrolling interests in subsidiaries	47,394	43,510
Total equity	1,562,169	1,536,593
Total liabilities, redeemable noncontrolling interest and equity	$4,701,790	$4,254,191
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Lease revenue	$714,180	$671,366	$619,847
Other property revenue	7,669	6,351	4,956
Construction contract and other service revenues	42,074	75,550	60,179
Total revenues	763,923	753,267	684,982
Operating expenses
Property operating expenses	283,927	266,001	247,385
Depreciation and amortization associated with real estate operations	161,826	153,640	148,950
Construction contract and other service expenses	39,962	73,265	57,416
General, administrative, leasing and other expenses	47,840	47,038	42,769
Impairment losses	—	—	252,797
Total operating expenses	533,555	539,944	749,317
Interest expense	(86,660)	(82,151)	(71,142)
Interest and other income, net	10,683	12,661	12,587
Gain on sales of real estate	3,350	—	49,392
Loss on early extinguishment of debt	(66)	—	—
Income (loss) before equity in income (loss) of unconsolidated entities and income taxes	157,675	143,833	(73,498)
Equity in income (loss) of unconsolidated entities	2,806	397	(261)
Income tax expense	(947)	(288)	(588)
Net income (loss)	159,534	143,942	(74,347)
Net (income) loss attributable to noncontrolling interests
Common units in CDPLP	(3,239)	(2,694)	1,306
Other consolidated entities	(3,980)	(2,319)	(428)
Net income (loss) attributable to common shareholders	$152,315	$138,929	$(73,469)

Earnings per common share (1)
Net income (loss) attributable to common shareholders - basic	$1.35	$1.23	$(0.67)
Net income (loss) attributable to common shareholders - diluted	$1.34	$1.23	$(0.67)

(1)    Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders.

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$159,534	$143,942	$(74,347)
Other comprehensive loss
Unrealized income on interest rate derivatives	283	3,087	3,827
Reclassification adjustments on interest rate derivatives recognized in interest expense	(1,491)	(4,330)	(3,900)
Total other comprehensive loss	(1,208)	(1,243)	(73)
Comprehensive income (loss)	158,326	142,699	(74,420)
Comprehensive (income) loss attributable to noncontrolling interests	(7,060)	(4,897)	995
Comprehensive income (loss) attributable to common shareholders	$151,266	$137,802	$(73,425)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2022 (112,423,893 common shares outstanding)	$1,124	$2,486,116	$(807,508)	$2,071	$39,652	$1,721,455
Redemption of common units	—	—	—	—	(731)	(731)
Share-based compensation (131,459 shares issued, net of redemptions)	2	4,157	—	—	4,961	9,120
Redemption of vested equity awards	—	(1,251)	—	—	—	(1,251)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,039	—	—	(1,039)	—
Comprehensive (loss) income	—	—	(73,469)	44	(3,449)	(76,874)
Dividends	—	—	(128,341)	—	—	(128,341)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,190)	(2,190)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(72)	—	—	—	(72)
Reclassification of redeemable noncontrolling interests to equity	—	—	—	—	2,670	2,670
Balance at December 31, 2023 (112,555,352 common shares outstanding)	1,126	2,489,989	(1,009,318)	2,115	39,843	1,523,755
Conversion of common units to common shares (40,000 shares)	—	538	—	—	(538)	—
Redemption of common units	—	—	—	—	(1,549)	(1,549)
Share-based compensation (108,108 shares issued, net of redemptions)	1	4,142	—	—	6,825	10,968
Redemption of vested equity awards	—	(1,277)	—	—	—	(1,277)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,371	—	—	(1,371)	—
Comprehensive income (loss)	—	—	138,929	(1,127)	2,935	140,737
Dividends	—	—	(133,012)	—	—	(133,012)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,604)	(2,604)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(394)	—	—	—	(394)
Balance at December 31, 2024 (112,703,460 common shares outstanding)	1,127	2,494,369	(1,003,401)	988	43,510	1,536,593
Conversion of common units to common shares (296,046 shares)	3	4,029	—	—	(4,032)	—
Redemption of common units	—	—	—	—	(1,103)	(1,103)
Share-based compensation (211,136 shares issued, net of redemptions)	2	4,500	—	—	7,885	12,387
Redemption of vested equity awards	—	(1,347)	—	—	—	(1,347)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	2,642	—	—	(2,642)	—
Comprehensive income (loss)	—	—	152,315	(1,049)	3,904	155,170
Dividends	—	—	(137,871)	—	—	(137,871)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,943)	(2,943)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	2,846	2,846
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(31)	(31)
Adjustments for changes in fair value of redeemable noncontrolling interests	—	(1,532)	—	—	—	(1,532)
Balance at December 31, 2025 (113,210,642 common shares outstanding)	$1,132	$2,502,661	$(988,957)	$(61)	$47,394	$1,562,169
See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Revenues from real estate operations received	$706,809	$700,435	$638,177
Construction contract and other service revenues received	46,442	72,998	66,027
Property operating expenses paid	(283,222)	(261,845)	(243,209)
Construction contract and other service expenses paid	(44,548)	(75,204)	(65,335)
General, administrative, leasing and other expenses paid	(35,343)	(34,698)	(33,283)
Interest expense paid	(75,405)	(75,549)	(59,807)
Lease incentives paid	(22,457)	(17,545)	(25,566)
Sales-type lease costs paid	(776)	(1,680)	(7,409)
Interest and other income received	16,784	22,573	5,491
Income taxes paid	(40)	(53)	(37)
Other	1,689	1,523	1,225
Net cash provided by operating activities	309,933	330,955	276,274
Cash flows from investing activities
Properties in development or held for future development	(176,159)	(163,648)	(264,834)
Acquisitions of operating properties and related intangible assets	(32,877)	(32,244)	—
Tenant improvements on operating properties	(60,186)	(53,691)	(67,113)
Other capital improvements on operating properties	(21,067)	(31,342)	(20,500)
Proceeds from sale of properties	4,998	—	189,506
Non-operating distributions from unconsolidated real estate joint venture	21,807	1,198	1,088
Investing receivables funded	(9,521)	(2,087)	(1,087)
Investing receivables payments received	3,193	3,560	11,000
Leasing costs paid	(18,465)	(12,651)	(16,328)
Other	(1,466)	(105)	(1,355)
Net cash used in investing activities	(289,743)	(291,010)	(169,623)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	370,000	76,000	291,000
Revolving Development Facility	159,000	—	—
Unsecured senior notes	395,456	—	336,375
Repayments of debt
Revolving Credit Facility	(391,000)	(76,000)	(427,000)
Term loan facility	(75,000)	—	—
Revolving Development Facility	(63,000)	—	—
Scheduled principal amortization	(1,792)	(2,334)	(3,052)
Other debt repayments	(21,925)	(27,649)	(15,902)
Deferred financing costs paid	(10,589)	—	(1,030)
Common share dividends paid	(136,598)	(131,840)	(127,178)
Distributions paid to redeemable noncontrolling interests	(2,480)	(2,266)	(2,686)
Other	(5,528)	(5,583)	(4,263)
Net cash provided by (used in) financing activities	216,544	(169,672)	46,264
Net increase (decrease) in cash and cash equivalents and restricted cash	236,734	(129,727)	152,915
Cash and cash equivalents and restricted cash
Beginning of year	39,697	169,424	16,509
End of year	$276,431	$39,697	$169,424

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$159,534	$143,942	$(74,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and other amortization	163,699	156,015	151,395
Impairment losses	—	—	252,797
Amortization of deferred financing costs and net debt discounts	7,261	6,818	5,574
Change in net deferred rent receivable and liability	(8,510)	(1,190)	(5,495)
Gain on sales of real estate	(3,350)	—	(49,392)
Share-based compensation	11,693	10,443	8,544
Loss on early extinguishment of debt	66	—	—
Other	5,994	12,052	(4,826)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(15,936)	6,498	(5,618)
Increase in lease incentives and prepaid expenses and other assets, net	(10,428)	(2,688)	(4,851)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	556	(4,086)	(2,900)
(Decrease) increase in rents received in advance and security deposits	(646)	3,151	5,393
Net cash provided by operating activities	$309,933	$330,955	$276,274
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of year	$38,284	$167,820	$12,337
Restricted cash at beginning of year	1,413	1,604	4,172
Cash and cash equivalents and restricted cash at beginning of year	$39,697	$169,424	$16,509

Cash and cash equivalents at end of year	$274,986	$38,284	$167,820
Restricted cash at end of year	1,445	1,413	1,604
Cash and cash equivalents and restricted cash at end of year	$276,431	$39,697	$169,424
Supplemental schedule of non-cash investing and financing activities
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$19,387	$(7,721)	$(22,700)
Finance right-of-use asset contributed by noncontrolling interest in joint venture	$2,846	$—	$—
Recognition of operating lease right-of-use assets and related lease liabilities	$302	$19,570	$8,718
Recognition of finance lease right-of-use assets and related lease liabilities	$—	$—	$434
Investment in unconsolidated real estate joint ventures retained in property disposition	$—	$—	$21,121
Decrease in fair value of derivatives applied to accumulated other comprehensive loss/income and noncontrolling interests	$(1,208)	$(1,243)	$(73)
Dividends/distributions payable	$35,205	$33,909	$32,644
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$4,032	$538	$—
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(2,642)	$(1,371)	$(1,039)
Increase in redeemable noncontrolling interests and decrease in equity to adjust for changes in fair value of redeemable noncontrolling interests	$1,532	$394	$72
Reclassification of redeemable noncontrolling interests to equity	$—	$—	$2,670

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and its defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. Our property portfolio is predominantly comprised of office properties and single-tenant data center shells. As of December 31, 2025, our Defense/IT Portfolio included (all references to number of properties, square footage and acres are unaudited):

•201 operating properties totaling 23.2 million square feet. We owned 24 of these properties totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•five properties under development that will total approximately 646,000 square feet upon completion; and
•approximately 1,000 acres of land controlled that we believe could be developed into approximately 10.6 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of December 31, 2025.

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

Equity interests in CDPLP are in the form of common and preferred units. As of December 31, 2025, COPT Defense owned 97.5% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Acquisition of Operating Properties

Upon completion of operating property acquisitions, we allocate the purchase price and direct transaction-related costs to tangible and intangible assets and liabilities associated with such acquisitions based on their relative fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate operating property acquisitions to the following components:

•properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated based on the valuation performed between land and buildings or, in the case of properties under development, development in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot attributable to the remaining non-cancelable terms of the respective in-place leases;
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

Financial Assets and Other Instruments

We measure credit losses of most financial assets and certain other instruments not measured at fair value through net income using an expected loss model, including for our:

•investing receivables, as disclosed in Note 7;
•tenant notes receivable;
•net investments in sales-type leases;
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

Expected credit losses are estimated using historical loss rate information developed for varying classifications of credit risk and contractual lives. Due to our limited quantity of items for which we use the expected loss model and the unique risk characteristics of such items, we individually assign each item a credit risk classification. The credit risk classifications assigned by us are determined based on credit ratings assigned by ratings agencies (as available) or are internally-developed based on available financial information, historical payment experience, credit documentation, other publicly available information and current economic trends. In addition, for our notes receivable from the City of Huntsville disclosed in Note 7, since the risk of credit loss is affected by the economic performance of a real estate development project, we develop probability weighted scenario analyses for varying levels of performance in estimating our credit loss allowance.

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

Intangible assets on property acquisitions consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$137,274	$122,897	$14,377	$124,806	$121,091	$3,715
Tenant relationship value	51,462	46,453	5,009	53,788	48,008	5,780
Above-market leases	14,806	14,419	387	14,865	13,914	951
Other	759	759	—	1,333	1,081	252
	$204,301	$184,528	$19,773	$194,792	$184,094	$10,698

Deferred Financing Costs

We defer costs of financing arrangements and recognize such costs as interest expense over the related debt terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early or significantly modified. We include deferred costs of financing arrangements as a direct deduction from the related debt liability, except for costs attributable to line-of-credit arrangements and interest rate derivatives, which we include on our consolidated balance sheets in the line entitled “prepaid expenses and other assets, net.”

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

Revenue Recognition

Lease and Other Property Revenue

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases usually include options under which the tenant may renew its lease based on market rates at the time of renewal, which are then typically subject to further negotiation. These leases occasionally provide the tenant with an option to terminate its lease early, usually for a defined termination fee.

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

Upon lease commencement, we evaluate leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, we classify the lease as an operating lease. Upon commencement of sales-type leases, we derecognize the underlying asset, recognizing in its place a net investment in the lease equal to the sum of the lease receivable and the present value of any unguaranteed residual asset and recognize any selling profit or loss created as a result of the difference between those two amounts, less any related deferred initial direct lease costs. Similarly, for direct financing leases, we would derecognize the underlying asset and recognize a net investment in the lease, but, unlike in a sales-type lease, would defer profit and amortize it as interest income over the lease term. Our leases of properties as lessor are predominantly classified as operating leases, for which the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as described below.

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

Our timing of revenue recognition for construction contracts generally differs from the timing of invoicing to customers. We recognize construction contract revenue as we satisfy our performance obligations. Payment terms and conditions vary by contract type. Under most of our contracts, we bill customers monthly as work progresses in accordance with the contract terms, with payment due in 30 days, although customers occasionally pay in advance of services being provided. We have determined that our contracts generally do not include a significant financing component. The timing of our customer invoicing is for convenience purposes, rather than to provide or receive financing. Additionally, the timing of transfer of our services is often at the discretion of the customer.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on COPT Defense’s common shares during each of the last three years was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Ordinary income	97.6%	100.0%	51.0%
Long-term capital gain	2.4%	—%	49.0%

The dividends allocated to each of the above years for federal income tax purposes included dividends on COPT Defense’s common shares with a record date during each of those years except for the dividends paid on January 17, 2023 (with a record date of December 30, 2022), which were allocated for federal income tax purposes to 2023.

We distributed all of COPT Defense’s REIT taxable income in 2025, 2024 and 2023 and, as a result, did not incur federal income tax in those years.

The net basis of our consolidated assets and liabilities for tax reporting purposes was approximately $238 million higher than the amount reported on our consolidated balance sheet as of December 31, 2025, which was primarily related to differences in basis for net properties and deferred rent receivable.

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

Effective for this 2025 Annual Report on Form 10-K, we adopted guidance issued by the FASB to improve income tax disclosures. This guidance requires enhanced annual disclosures primarily related to existing rate reconciliation and income taxes paid disclosure requirements. This guidance was applied prospectively and did not affect our consolidated financial statements.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

statements issued for reporting periods after the effective date. We are currently assessing the application of this guidance on our future consolidated financial statements.

In July 2025, the FASB issued guidance providing a practical expedient for use in estimating expected credit losses on non-lease revenue related accounts receivable and contract assets. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for us for interim and annual periods beginning after December 15, 2025. Early adoption is permitted and the guidance will be applied prospectively. We do not expect this guidance to materially affect our future consolidated financial statements.

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

Recurring Fair Value Measurements

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of December 31, 2025 and 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below sets forth our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets (1)
Interest rate derivatives	$—	$114	$—	$114
Liabilities (2)
Interest rate derivatives	$—	$7	$—	$7

December 31, 2024
Assets (1)
Interest rate derivatives	$—	$1,315	$—	$1,315
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheets.
(2)Included in the line entitled “other liabilities” on our consolidated balance sheets.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$519,256	$495,707
Buildings and improvements	4,663,198	4,395,063
Less: Accumulated depreciation	(1,682,367)	(1,537,293)
Operating properties, net	$3,500,087	$3,353,477

2025 Acquisition

On October 30, 2025, we acquired 15050 Conference Center Drive, a 142,000 square foot operating office property in Chantilly, Virginia (included in the NoVA Defense/IT sub-segment of our Defense/IT Portfolio reportable segment) that was 100% leased, for a gross purchase price of $40.0 million, or $32.6 million net of a $7.4 million purchase price credit for an unpaid tenant improvement allowance.

The table below sets forth the allocation of the purchase price and transaction costs associated with the acquisition (in thousands):

Land, operating properties	$10,943
Building and improvements	9,357
Intangible assets on real estate acquisition (1)	13,344
Total assets	$33,644
Below-market leases	(767)
Total acquisition cost	$32,877
(1)Represents in-place lease value with an amortization period of 9.8 years associated with the acquisition.

2024 Acquisitions

In 2024, we acquired the following operating office properties:

•6841 Benjamin Franklin Drive, a 202,000 square foot property in Columbia, Maryland (included in the Fort Meade/BW Corridor sub-segment of our Defense/IT Portfolio reportable segment) that was 56% leased, for a purchase price of $15.0 million on March 15, 2024; and
•3900 Rogers Road, an 80,000 square foot property in San Antonio, Texas (included in the Lackland Air Force Base sub-segment of our Defense/IT Portfolio reportable segment) that was vacant on the acquisition date and subsequently leased in full, for a purchase price of $17.0 million on September 26, 2024.

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

	For the Years Ended December 31,
Lease revenue	2025	2024	2023
Fixed	$543,300	$513,461	$478,585
Variable	170,880	157,905	141,262
	$714,180	$671,366	$619,847

A significant concentration of our lease revenue was earned from our largest tenant, the USG, including 37% of our total lease revenue in 2025, 2024 and 2023 and 26% in 2025 and 27% in 2024 and 2023 of our fixed-lease revenue. Our lease revenue from the USG was earned primarily from properties in the Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”), Lackland Air Force Base and Northern Virginia Defense/IT (“NoVA Defense/IT”) reportable sub-segments (see Note 13).

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fixed contractual payments due under our property leases were as follows (in thousands):

	As of December 31, 2025
Year Ending December 31,	Operating leases	Sales-type leases
2026	$506,290	$960
2027	479,574	960
2028	407,473	960
2029	337,270	960
2030	268,762	675
Thereafter	1,284,857	—
Total contractual payments	$3,284,226	4,515
Less: Amount representing interest		(685)
Net investment in sales-type leases (1)		$3,830
(1) Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

Lessee Arrangements

As of December 31, 2025, our balance sheet included $55.8 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating. The land leases have long durations with remaining terms ranging from 23 to 75 years (excluding extension options). As of December 31, 2025, our right-of-use assets included:

•$17.3 million for land in a business park in Huntsville, Alabama under 26 leases through our LW Redstone Company, LLC joint venture, with remaining terms ranging from 37 to 49 years and options to renew for an additional 25 years that were not included in the term used in determining the asset balance;
•$12.0 million for data center space in Phoenix, Arizona with a remaining term of two years;
•$9.1 million for land underlying operating office properties in Washington, DC under two leases with remaining terms of approximately 74 years;
•$6.3 million for land underlying a parking garage in Baltimore, Maryland under a lease with a remaining term of 23 years and an option to renew for an additional 49 years that was included in the term used in determining the asset balance;
•$8.7 million for land in a research park in College Park, Maryland under five leases through our M Square Associates, LLC joint venture, all of the rent on which was previously paid. These leases had remaining terms ranging from 57 to 75 years; and
•$2.0 million for other land underlying operating properties in our Fort Meade/BW Corridor sub-segment under two leases with remaining terms of approximately 42 years, all of the rent on which was previously paid.

The table below sets forth our property right-of-use assets and property lease liabilities on our consolidated balance sheets (in thousands):

		As of December 31,
Leases	Balance Sheet Location	2025	2024
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$50,383	$55,760
Finance leases - Property	Prepaid expenses and other assets, net	5,373	2,491
Total right-of-use assets		$55,756	$58,251
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$45,012	$49,240
Finance leases - Property	Other liabilities	363	391
Total lease liabilities		$45,375	$49,631

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2025, our operating leases had a weighted average remaining lease term of 41 years and a weighted average discount rate of 7.4%, while our finance leases had a weighted average remaining lease term of seven years and a weighted average discount rate of 9.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Years Ended December 31,
Lease cost		2025	2024	2023
Operating lease cost
Property leases - fixed	Property operating expenses	$9,088	$7,845	$6,955
Property leases - variable	Property operating expenses	108	246	66
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	76	74	76
Interest on lease liabilities	Interest expense	35	37	42
		$9,307	$8,202	$7,139

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
Supplemental cash flow information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,940	$7,002	$6,056
Operating cash flows for finance leases	$35	$37	$42
Financing cash flows for finance leases	$28	$24	$20

Payments on property leases were due as follows (in thousands):

	December 31, 2025
Year Ending December 31,	Operating Leases	Finance Leases
2026	$8,218	$65
2027	8,418	67
2028	2,838	69
2029	2,094	71
2030	2,129	73
Thereafter	151,870	153
Total lease payments	175,567	498
Less: Amount representing interest	(130,555)	(135)
Lease liability	$45,012	$363

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		December 31, 2025
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$758,799	$33,119	$61,581	$—
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	141,077	—	2,444	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	103,856	54,348	48,592	46,189
				$1,003,732	$87,467	$112,617	$46,189
(1)As discussed below, we fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows, plus certain fees for leasing and development, and we receive the remainder.

Each of these joint ventures is engaged in the development and/or operation of real estate. We consolidate these joint ventures because of our: (1) power to direct the matters that most significantly impact their activities, including development, leasing and management of their properties; and (2) right to receive returns on our fundings and, in many cases, the obligation to fund the

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

activities of the ventures to the extent that third-party financing is not obtained, both of which potentially could be significant. With regard to these joint ventures:

•for LW Redstone Company, LLC, we have funded $75.3 million in infrastructure costs through December 31, 2025 (excluding accrued interest thereon), which are due to be reimbursed by the City of Huntsville as discussed further in Note 7. We also have funded development costs through equity contributions to the extent that third party financing was not obtained, and expect to continue to do so in the future.  Our partner was credited with $9.0 million in invested capital upon formation and is not required to make, nor has it made, additional equity contributions. Cash flows are generally distributed to the partners as follows: (1) debt service on member loans; (2) cumulative preferred returns of 13.5% on our partner’s invested capital; (3) cumulative preferred returns of 13.5% on our invested capital; (4) return of our invested capital; (5) return of our partner’s invested capital; and (6) any remaining residual 85% to us and 15% to our partner. Our partner has the right to require us to acquire its interest for fair value; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets. We have the right to acquire our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved approximately 2.8 million square feet of construction commencement through December 31, 2025. Our partner has the right to receive some or all of the consideration for the acquisition of its interests in the form of common units in CDPLP;
•for Stevens Investors, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) pro rata return of the partners’ capital; (3) pro rata return of the partners’ respective unpaid preferred returns; and (4) varying splits of 85% to 60% to us and the balance to our partners as we reach specified return hurdles. Our partners had the right to require us to acquire some or all of their interests for fair value until June 2023; accordingly, we classified the fair value of our partners’ interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets until such rights expired in June 2023. We and our partners each have the right to acquire each other’s interests at fair value. Our partners have the right to receive some or all of the consideration for the acquisition of their interests in the form of common units in CDPLP; and
•for M Square Associates, LLC, net cash flows of this entity are distributed to the partners as follows: (1) member loans and accrued interest; (2) our capital contributions used to fund infrastructure costs and 10% preferred return thereon; (3) the partners’ capital contributions used to fund all other costs and 10% preferred return thereon in proportion to their respective accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

We disclose the activity of our redeemable noncontrolling interests in Note 10.

Unconsolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment as of December 31 (1),
Entity				2025	2024
Redshift (2)	1/10/2023	10%	3	$20,767	$20,921
BREIT COPT DC JV LLC	6/20/2019	10%	9	8,941	9,584
Quark JV LLC	12/14/2022	10%	2	6,660	6,706
B RE COPT DC JV III LLC	6/2/2021	10%	2	(600)	2,149
B RE COPT DC JV II LLC (3)	10/30/2020	10%	8	(22,243)	(3,409)
			24	$13,525	$35,951
(1)Included $36.4 million and $39.4 million reported in “investment in unconsolidated real estate joint ventures” and $22.8 million and $3.4 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of December 31, 2025 and 2024, respectively. Investments with deficit balances are attributable to JV distributions of nonrecourse debt refinancing proceeds in excess of our equity in B RE COPT DC JV III LLC and B RE COPT DC JV II LLC; we are obligated to fund our share of future cash flow requirements of these joint ventures.
(2)Formed in connection with the transaction described further in Note 4.
(3)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.5 million as of December 31, 2025 and $6.7 million as of December 31, 2024 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

These joint ventures operate triple-net leased, single-tenant data center shell properties in Northern Virginia. We concluded that these joint ventures are variable interest entities. Under the terms of the joint venture agreements, we and our partners receive returns in proportion to our investments, and our maximum exposure to losses is limited to our investments, subject to our share of certain indemnification obligations with respect to nonrecourse debt secured by the properties. The nature of our involvement in the activities of the joint ventures do not give us power over decisions that significantly affect their economic performance.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7.     Investing Receivables

Investing receivables consisted of the following (in thousands):

	December 31,
	2025	2024
Notes receivable from the City of Huntsville	$64,461	$69,241
Other investing loans receivable	8,970	3,231
Amortized cost basis	73,431	72,472
Allowance for credit losses	(3,575)	(2,792)
Investing receivables, net	$69,856	$69,680

The balances above included accrued interest receivable, net of allowance for credit losses, of $3.8 million as of December 31, 2025 and $3.2 million as of December 31, 2024.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which compounds annually on March 1, will be repaid using the real estate taxes generated by the properties developed by the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville is required to issue bonds to repay the notes and the accrued and unpaid interest thereon. The city made payments on these notes and accrued interest thereon totaling $12.7 million in 2025, $17.6 million in 2024 and $820,000 in 2023. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the developed properties in 2045.

Our other investing loan receivable as of December 31, 2025 carries an effective interest rate of 12.0% and matures in early 2026.

The fair value of these receivables was approximately $73 million as of December 31, 2025 and $72 million as of December 31, 2024.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8.    Debt, Net

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of December 31,		December 31, 2025

	2025	2024	Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Fixed-rate mortgage debt	$36,064	$37,130	3.82%	June 2026
Variable-rate secured debt	10,125	32,471	SOFR + 0.10% + 1.45% (2)	August 2026
Revolving Development Facility (3)	96,000	—	SOFR + 1.25% to 1.90% (4)	October 2029 (3)
Total mortgage and other secured debt	142,189	69,601
Revolving Credit Facility (3)	54,000	75,000	SOFR + 0.725% to 1.400% (5)	October 2029 (3)
Term loan facility (3)	49,911	124,633	SOFR + 0.850% to 1.700% (6)	January 2027 (3)
Unsecured Senior Notes (3)
2.25%, $400,000 aggregate principal	399,812	398,699	2.25% (7)	March 2026
5.25%, $345,000 aggregate principal	339,470	337,588	5.25% (8)	September 2028
2.00%, $400,000 aggregate principal	398,459	397,961	2.00% (9)	January 2029
4.50%, $400,000 aggregate principal	394,326	—	4.50% (10)	October 2030
2.75%, $600,000 aggregate principal	593,476	592,330	2.75% (11)	April 2031
2.90%, $400,000 aggregate principal	396,130	395,692	2.90% (12)	December 2033
Unsecured note payable	61	251	0% (13)	May 2026
Total debt, net	$2,767,834	$2,391,755
(1)The carrying values of our debt other than the Revolving Development Facility and Revolving Credit Facility reflect net deferred financing costs of $4.1 million as of December 31, 2025 and $4.0 million as of December 31, 2024.
(2)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of December 31, 2025 was 3.1%; excluding the effect of this swap, the weighted average interest rate on this debt as of December 31, 2025 was 5.2%.
(3)Refer to the paragraphs below for further disclosure.
(4)The weighted average interest rate on the Revolving Development Facility was 5.1% as of December 31, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(5)The weighted average interest rate on the Revolving Credit Facility was 4.6% as of December 31, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(6)The interest rate on this loan was 4.9% as of December 31, 2025, excluding the effect of interest rate swaps that hedge the risk of interest rate changes (see Note 9).
(7)The carrying value of these notes reflects unamortized discounts and commissions totaling $153,000 as of December 31, 2025 and $1.1 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.5%.
(8)As discussed below, these notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. The carrying value of these notes reflects unamortized commissions totaling $4.9 million as of December 31, 2025 and $6.6 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 5.8%.
(9)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.1 million as of December 31, 2025 and $1.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.1%.
(10)The carrying value of these notes reflects unamortized discounts and commissions totaling $4.3 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 4.8%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $5.7 million as of December 31, 2025 and $6.7 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 2.9%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.2 million as of December 31, 2025 and $3.5 million as of December 31, 2024. The effective interest rate under the notes, including amortization of such costs, was 3.0%.
(13)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates.  The carrying value of this note reflects an unamortized discount totaling $1,000 as of December 31, 2025 and $10,000 as of December 31, 2024.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Development Facility, Revolving Credit Facility, term loan facility and Unsecured Senior Notes. As of December 31, 2025, all of our mortgage and other secured debt was for consolidated real estate joint ventures (see Note 6), except for our Revolving Development Facility.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including corporate leverage ratio, unencumbered leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of CDPLP’s debt may limit its ability to make certain types of payments and distributions to COPT Defense in the event of default or when such payments or distributions may prompt failure of debt covenants, excluding distributions required to maintain COPT Defense’s qualification as a REIT.  As of December 31, 2025, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	December 31, 2025
2026	$446,300
2027	50,000
2028	345,000
2029	550,000
2030	400,000
Thereafter	1,000,000
Total	$2,791,300	(1)
(1)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $23.5 million.

We capitalized interest costs of $5.2 million in 2025, $2.9 million in 2024 and $4.5 million in 2023.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,521,673	$2,438,332	$2,122,270	$1,946,905
Other fixed-rate debt	36,125	35,649	37,381	35,841
Variable-rate debt	210,036	211,505	232,104	232,768
	$2,767,834	$2,685,486	$2,391,755	$2,215,514

Revolving Development Facility

On October 16, 2025, we entered into a credit agreement for a secured revolving line of credit that we expect to use to fund property development activities (the “Revolving Development Facility”). The agreement provides for an initial aggregate commitment by the lender of $200.0 million. The facility matures on October 16, 2029, with the ability to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility. The interest rate on the facility is based on the Secured Overnight Financing Rate (“SOFR”) plus 1.250% to 1.900%, as determined by the credit ratings assigned to CDPLP by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. (collectively, the “Ratings Agencies”) or otherwise specified under the agreement. The facility also carries a quarterly fee that is based on the lenders’ commitment multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the agreement. As of December 31, 2025, the maximum borrowing capacity under our Revolving Development Facility totaled $200.0 million, of which $104.0 million was available.

In 2025, weighted average borrowings totaled $123.4 million and the weighted average interest rate was 5.3% under our Revolving Development Facility.

Revolving Credit Facility and Term Loan Facility

On October 6, 2025, we entered into an amendment to an existing credit agreement with a group of lenders for an unsecured revolving credit facility (the “Revolving Credit Facility”), and which also provided for a $125.0 million term loan facility. The resulting amended credit agreement (the “Amended Credit Agreement”) includes the following provisions:

•for the Revolving Credit Facility:
•an aggregate commitment by the lenders of $800.0 million (increased from $600.0 million);

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

•an interest rate based on SOFR plus 0.725% to 1.400%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the Amended Credit Agreement, with no SOFR transition charge;
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
•an interest rate based on SOFR plus 0.850% to 1.700%, as determined by the credit ratings assigned to CDPLP by the Ratings Agencies or otherwise specified under the Amended Credit Agreement, with no SOFR transition charge; and
•maintained the facility’s maturity date and extension option terms. The facility matures on January 30, 2027, with the ability for us to extend such maturity by a 12-month period at our option, provided that there is no default under the Amended Credit Agreement and we pay an extension fee of 0.125% of the outstanding term loans under the agreement for each extension period.

As of December 31, 2025, the maximum borrowing capacity under our Revolving Credit Facility totaled $800.0 million, of which $746.0 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $100.9 million in 2025 and $78.3 million in 2024. The weighted average interest rate on our Revolving Credit Facility was 5.4% in 2025 and 6.3% in 2024, excluding the effect of interest rate swaps that hedge the risk of interest rate changes.

We repaid $75.0 million of our term loan facility in the fourth quarter of 2025.

Unsecured Senior Notes

During 2023 and 2025, we issued the following unsecured senior notes:

•$345.0 million of 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) on September 12, 2023 in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in proceeds, after deducting the initial purchasers’ commissions, but before other offering expenses, of $336.4 million. The notes mature on September 15, 2028; and
•$400.0 million of 4.50% Senior Notes due 2030 (the “4.50% Notes”) at an initial offering price of 99.46% of their face value on October 2, 2025. The proceeds from this issuance, after deducting underwriting discounts and commissions, but before other offering expenses, were $395.5 million. The notes mature on October 15, 2030.

With regard to the 5.25% Notes:

•prior to the close of business on the business day immediately preceding June 15, 2028, the notes will be exchangeable at the option of the noteholders only in the event of certain circumstances and during certain periods defined under the terms of the notes. On or after June 15, 2028, the notes will be exchangeable at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the principal amount of notes is payable in cash. The remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, is payable in cash, common shares or a combination thereof at our election. The exchange rate of the notes initially equaled 33.3739 of our common shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $29.96 per common share) and is subject to adjustment upon the occurrence of some events, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2025, the exchange rate of the notes equaled 33.5201 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.83 per common share);
•we may redeem the notes at our option, in whole or in part, on any business day on or after September 21, 2026, and prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; and
•the table below sets forth interest expense recognized on the notes (in thousands):

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	For the Years Ended December 31,
	2025	2024
Interest expense at stated interest rate	$18,113	$18,113
Interest expense associated with amortization of debt discount and issuance costs	1,653	1,560
Total	$19,766	$19,673

We may redeem our 2.25% Senior Notes due 2026 (the “2.25% Notes”), 2.00% Senior Notes due 2029 (the “2.00% Notes”), 4.50% Notes, 2.75% Senior Notes due 2031 (the “2.75% Notes”) and 2.90% Senior Notes due 2033 (the “2.90% Notes”) in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted, on a semi-annual basis at an adjusted treasury rate plus a spread (35 basis points for the 2.25% Notes, 20 basis points for the 2.00% Notes,15 basis points for the 4.50% Notes, 25 basis points for the 2.75% Notes and 25 basis points for the 2.90% Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after a defined date (February 15, 2026 for the 2.25% Notes, November 15, 2028 for the 2.00% Notes, September 15, 2030 for the 4.50% Notes, January 15, 2031 for the 2.75% Notes and September 1, 2033 for the 2.90% Notes), the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Our unsecured senior notes are unconditionally guaranteed by COPT Defense.

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

Notional Amount				Effective Date	Expiration Date	Fair Value at December 31,
		Fixed Rate	Floating Rate Index			2025	2024
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	$(5)	$550
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	(2)	181
$10,160	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	114	387
$22,100		0.573%	SOFR + 0.10%	4/1/2020	3/26/2025	—	197
						$107	$1,315
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at December 31,
Derivatives	Balance Sheet Location	2025	2024
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$114	$1,315
Interest rate swaps designated as cash flow hedges	Other liabilities	$(7)	$—

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives			Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
	For the Years Ended December 31,			For the Years Ended December 31,
Derivatives in Hedging Relationships	2025	2024	2023	2025	2024	2023
Interest rate derivatives	$283	$3,087	$3,827	$1,491	$4,330	$3,900

Based on the fair value of our derivatives as of December 31, 2025, we estimate that approximately $107,000 of net gains will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

our derivative obligations.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2025, we were not in default with any of these provisions.  As of December 31, 2025, the fair value of interest rate derivatives in a liability position related to these agreements was $7,000, excluding the effects of accrued interest and credit valuation adjustments. As of December 31, 2025, we had not posted any collateral related to these agreements.

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

	For the Years Ended December 31,
	2025	2024	2023
Beginning balance	$23,974	$23,580	$26,293
Distributions to noncontrolling interests	(3,156)	(1,962)	(2,569)
Net income attributable to noncontrolling interests	3,156	1,962	2,454
Adjustment for changes in fair value of interests	1,532	394	72
Reclassification of Stevens Investors, LLC interests to equity	—	—	(2,670)
Ending balance	$25,506	$23,974	$23,580

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

11.    Equity

Preferred Shares

As of December 31, 2025, we had 25.0 million preferred shares authorized and unissued at $0.01 par value per share.

Common Shares

In May 2022, we entered into an at-the-market (“ATM”) stock offering program under which we may offer and sell common shares in at-the-market stock offerings having an aggregate gross sales price of up to $300 million and may also, at our discretion, sell common shares under forward equity sales agreements. As of December 31, 2025, we had not issued any shares under the ATM Program.

Certain CDPLP limited partners converted their common units in CDPLP for an equal number of common shares in the amount of 296,046 in 2025 and 40,000 in 2024.

We declared dividends per common share of $1.22 in 2025 and $1.18 in 2024 and $1.14 in 2023.

We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described in Note 2 and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of CDPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of the credit agreement underlying our Revolving Credit Facility, Revolving Development Facility and term loan facility; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of this agreement.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2017, we adopted the 2017 Omnibus Equity and Incentive Plan following the approval of such plan by our common shareholders, and we amended the plan in November 2018 and May 2024. We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 6.9 million of our common shares to be issued in the form of options, share appreciation rights, restricted share unit awards, restricted share awards, unrestricted share awards, PIUs, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 11, 2027. Shares for the plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

The table below sets forth our reporting for share based compensation cost (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
General, administrative, leasing and other expenses	$10,150	$9,031	$7,255
Property operating expenses	1,543	1,412	1,289
Capitalized to development activities	694	525	576
Share-based compensation cost	$12,387	$10,968	$9,120

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for awards to our executives and non-employee Trustees and 8% to 9% for awards to all other employees.

As of December 31, 2025, unrecognized compensation costs related to unvested awards included:

•$7.3 million on restricted shares expected to be recognized over a weighted average period of approximately three years;
•$5.3 million on PB-PIUs expected to be recognized over a weighted average performance period of approximately two years;
•$3.6 million on TB-PIUs expected to be recognized over a weighted average period of approximately two years;
•$296,000 on PSUs expected to be recognized through December 2027; and
•$41,000 on deferred share awards expected to be recognized through May 2026.

Restricted Shares

The following table summarizes restricted shares activity under our share-based compensation plan for 2023, 2024 and 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	325,083	$26.27
Granted	220,336	$25.38
Forfeited	(39,474)	$26.03
Vested	(152,490)	$26.09
Unvested as of December 31, 2023	353,455	$25.82
Granted	184,477	$25.58
Forfeited	(25,152)	$26.20
Vested	(159,766)	$25.85
Unvested as of December 31, 2024	353,014	$25.65
Granted	260,034	$27.28
Forfeited	(32,261)	$26.73
Vested	(146,033)	$25.63
Unvested as of December 31, 2025	434,754	$26.56
Unvested shares as of December 31, 2025 that are expected to vest	390,047	$26.50

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

The aggregate intrinsic value of restricted shares that vested was $4.0 million in 2025 and 2024 and $3.8 million in 2023.

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

TB-PIUs

TB-PIUs granted to senior management team members vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. TB-PIUs granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position. Prior to vesting, TB-PIUs carry substantially the same rights to distributions as common units but carry no redemption rights. The following table summarizes TB-PIUs activity under our share-based compensation plan for 2023, 2024 and 2025:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	187,330	$26.19
Granted	123,900	$25.40
Forfeited	(27,182)	$26.46
Vested	(89,633)	$25.95
Unvested as of December 31, 2023	194,415	$25.76
Granted	127,795	$24.57
Vested	(98,271)	$25.63
Unvested as of December 31, 2024	223,939	$25.14
Granted	123,250	$27.11
Vested	(111,286)	$25.33
Unvested as of December 31, 2025	235,903	$26.08
Unvested TB-PIUs as of December 31, 2025 that are expected to vest	235,260	$26.08

The aggregate intrinsic value of TB-PIUs that vested was $3.0 million in 2025, $2.4 million in 2024 and $2.3 million in 2023.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Performance-Based Awards

We made the following grants of performance-based equity in the form of either PB-PIUs or PSUs to certain senior management team members from 2021 through 2025 as based on the election of the grant recipients (dollars in thousands):

	PB-PIUs			PSUs
Grant Date	Number of Awards Granted (200% of Target Award)	Grant Date Fair Value	Number of Awards Outstanding as of December 31, 2025	Number of Awards Granted (200% of Target Award)	Grant Date Fair Value	Number of Awards Outstanding as of December 31, 2025
1/1/2021	227,544	$3,417	—	—	N/A	—
1/1/2022	231,838	$3,810	—	—	N/A	—
1/1/2023	275,402	$4,343	225,590	—	N/A	—
1/1/2024	299,766	$5,405	299,766	—	N/A	—
1/1/2025	246,230	$5,335	246,230	20,296	$444	20,296
The performance-based equity awards have a three-year performance period concluding on the earlier of the respective performance period end dates, or the date of: (1) termination by us without cause, death or disability of the employee or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.  The number of earned awards following the end of the performance period will be determined based on the percentile rank of COPT Defense’s total shareholder return (“TSR”) relative to a peer group of companies, as set forth in the following schedule:

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

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned awards will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles. In addition:

•for performance-based equity granted in 2024 and 2025:
•if COPT Defense’s TSR is negative when its TSR’s percentile rank exceeds the 50th percentile, then the earned award payout percentage used to arrive at the earned awards would be reduced by 25 percentage points, but in no event to a payout percentage of less than 100% of the target award; however, the resulting reduction in earned awards would subsequently be deemed earned awards if COPT Defense’s TSR becomes positive on any date in the calendar year following the end of the performance period; and
•regardless of COPT Defense’s TSR relative to the peer group, no less than 100% of the target award will be earned if COPT Defense’s TSR is at least 10% and no less than 50% of the target award will be earned if COPT Defense’s TSR is at least 6%, with linear interpolation if COPT Defense’s TSR is between 6% and 10%; and
•for PB-PIUs granted prior to 2024, if COPT Defense’s TSR is negative, the maximum number of earned awards will be limited to the target level payout percentage.

During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of common units but carry no redemption rights.

Following the end of the performance period, we settle the awards as follows:

•for PB-PIUs, issuing vested PIUs equal to the number of earned awards and the excess, if any, of (1) the aggregate distributions that would have been paid with respect to vested PIUs issued in settlement of the earned awards through the date of settlement had such vested PIUs been issued on the grant date over (2) the aggregate distributions made on the PB-PIUs through the date of settlement, divided by the price of our common shares over a defined period of time; and
•for PSUs, issuing fully-vested COPT Defense shares equal to: the number of earned awards; and the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned awards through the date of settlement had such shares been issued on the grant date, divided by the price of our common shares over a defined period of time.

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

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Based on COPT Defense’s TSR relative to its peer group of companies:

•for the 2021 PB-PIUs issued to executives that vested on December 31, 2023, we issued 211,845 vested PIUs in settlement of the PB-PIUs on February 1, 2024;
•for the 2022 PB-PIUs issued to executives that vested on December 31, 2024, we issued 212,831 vested PIUs in settlement of the PB-PIUs on February 1, 2025; and
•for the 2023 PB-PIUs issued to executives that vested on December 31, 2025, we issued 250,070 vested PIUs in settlement of the PB-PIUs on February 5, 2026.

We computed grant date fair values for performance-based equity using Monte Carlo models and recognize these values over the respective performance periods. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the performance-based equity granted in 2023, 2024 and 2025 are set forth below:

Grant Date	Grant Date Fair Value Per PB-PIU at Target-Level Award	Grant Date Fair Value Per PSU at Target-Level Award	Baseline Common Share Value	Expected Volatility of Common Shares	Risk-free Interest Rate
1/1/2023	$31.54	N/A	$25.94	35.0%	4.3%
1/1/2024	$36.06	N/A	$25.63	25.9%	4.1%
1/1/2025	$43.33	$43.75	$30.95	28.3%	4.5%

In 2023, 126,890 PB-PIUs were forfeited due to an award recipient’s resignation.

Deferred Share Awards

We made the following grants of deferred share awards to non-employee Trustees in 2023, 2024 and 2025 (dollars in thousands, except per share data):

Year of Grant	Number of Deferred Share Awards Granted	Aggregate Grant Date Fair Value	Grant Date Fair Value Per Award
2023	9,046	$215	$23.75
2024	8,796	$217	$24.66
2025	3,922	$108	$27.47

Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in the position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). In 2025, we issued 32,669 common shares in settlement of vested deferred share awards with a weighted average grant date fair value of $26.19 per award and an aggregate intrinsic value on the settlement date of $897,000. We did not have any award settlements in 2023 or 2024.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    Information by Business Segment

We organize our portfolio of operating properties into reportable segments by demand driver, which is based primarily on their location and secondarily on their physical characteristics and use. We have two reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort Meade/BW Corridor; Redstone Arsenal (in Huntsville, Alabama); NoVA Defense/IT; Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard in Washington, DC, the Naval Air Station Patuxent River in Maryland and the Naval Surface Warfare Center Dahlgren Division in Virginia; and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity and data center infrastructure). In the first quarter of 2025, we retrospectively reclassified two properties to our Fort Meade/BW Corridor sub-segment from our Other segment.

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

FASB guidance on segment reporting uses the term chief operating decision maker to define a function responsible for allocating resources to and assessing the performance of the segments of a public entity. Our President and Chief Executive Officer served as our chief operating decision maker for each of the periods included herein. Our chief operating decision maker uses budget to actual comparisons of:

•NOI from real estate operations to assess the performance of our segments; and
•operating expense information on a consolidated basis and for our Same Property pool (defined as our properties stably owned and 100% operational throughout both the current and prior year) to manage expenses associated with operating our properties.

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable and lease incentives) and the carrying value of investments in UJVs owning operating properties, net of deficit investment balances reported in “other liabilities” on our consolidated balance sheets (which were included in our data center shells sub-segment and totaled $13.5 million, $36.0 million and $38.3 million as of December 31, 2025, 2024 and 2023, respectively).

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below reports segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	Redstone Arsenal	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Year Ended December 31, 2025
Revenues from real estate operations	$329,916	$74,659	$90,830	$73,079	$33,566	$44,866	$646,916	$74,933	$721,849
Other segment items
Property operating expenses	(117,491)	(26,630)	(37,041)	(40,065)	(15,852)	(7,493)	(244,572)	(39,355)	(283,927)
UJV NOI allocable to COPT Defense	—	—	—	—	—	7,706	7,706	—	7,706
Total other segment items	(117,491)	(26,630)	(37,041)	(40,065)	(15,852)	213	(236,866)	(39,355)	(276,221)
NOI from real estate operations	$212,425	$48,029	$53,789	$33,014	$17,714	$45,079	$410,050	$35,578	$445,628
Additions to long-lived assets	$45,226	$13,118	$51,038	$1,509	$19,288	$—	$130,179	$20,009	$150,188
Transfers from non-operating properties	$46,728	$25,383	$46	$—	$—	$114,726	$186,883	$5,854	$192,737
Segment assets at December 31, 2025	$1,467,935	$615,352	$522,301	$193,861	$172,101	$576,812	$3,548,362	$324,310	$3,872,672

Year Ended December 31, 2024
Revenues from real estate operations	$317,319	$69,317	$86,034	$67,837	$32,628	$37,190	$610,325	$67,392	$677,717
Other segment items
Property operating expenses	(108,789)	(24,185)	(36,059)	(37,169)	(15,146)	(6,124)	(227,472)	(38,529)	(266,001)
UJV NOI allocable to COPT Defense	—	—	—	—	—	7,217	7,217	—	7,217
Total other segment items	(108,789)	(24,185)	(36,059)	(37,169)	(15,146)	1,093	(220,255)	(38,529)	(258,784)
NOI from real estate operations	$208,530	$45,132	$49,975	$30,668	$17,482	$38,283	$390,070	$28,863	$418,933
Additions to long-lived assets	$64,237	$7,253	$27,205	$17,098	$10,128	$—	$125,921	$19,864	$145,785
Transfers from non-operating properties	$4,041	$60,872	$1,016	$10	$352	$65,314	$131,605	$5,325	$136,930
Segment assets at December 31, 2024	$1,448,641	$601,430	$494,881	$199,166	$162,855	$488,429	$3,395,402	$315,245	$3,710,647

Year Ended December 31, 2023
Revenues from real estate operations	$292,699	$55,131	$80,413	$67,254	$32,638	$27,444	$555,579	$69,224	$624,803
Other segment items
Property operating expenses	(101,243)	(19,148)	(31,593)	(36,616)	(14,614)	(2,703)	(205,917)	(41,468)	(247,385)
UJV NOI allocable to COPT Defense	—	—	—	—	—	6,659	6,659	—	6,659
Total other segment items	(101,243)	(19,148)	(31,593)	(36,616)	(14,614)	3,956	(199,258)	(41,468)	(240,726)
NOI from real estate operations	$191,456	$35,983	$48,820	$30,638	$18,024	$31,400	$356,321	$27,756	$384,077
Additions to long-lived assets	$54,872	$20,949	$19,041	$62	$5,785	$—	$100,709	$16,919	$117,628
Transfers from non-operating properties	$64,264	$86,868	$4,136	$166	$2,651	$115,052	$273,137	$2,671	$275,808
Segment assets at December 31, 2023	$1,449,638	$554,803	$490,104	$188,847	$163,818	$430,075	$3,277,285	$309,254	$3,586,539

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Segment revenues from real estate operations	$721,849	$677,717	$624,803
Construction contract and other service revenues	42,074	75,550	60,179
Total revenues	$763,923	$753,267	$684,982

 The following table reconciles UJV NOI allocable to COPT Defense to equity in income (loss) of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
UJV NOI allocable to COPT Defense	$7,706	$7,217	$6,659
Less: Income from UJVs allocable to COPT Defense attributable to depreciation and amortization expense, interest expense and loss on early extinguishment of debt	(6,637)	(6,820)	(6,917)
Add: Equity in income (loss) of unconsolidated non-real estate entities	1,737	—	(3)
Equity in income (loss) of unconsolidated entities	$2,806	$397	$(261)

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

	For the Years Ended December 31,
	2025	2024	2023
Construction contract and other service revenues	$42,074	$75,550	$60,179
Construction contract and other service expenses	(39,962)	(73,265)	(57,416)
NOI from service operations	$2,112	$2,285	$2,763

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
NOI from real estate operations	$445,628	$418,933	$384,077
NOI from service operations	2,112	2,285	2,763
Depreciation and other amortization associated with real estate operations	(161,826)	(153,640)	(148,950)
Impairment losses	—	—	(252,797)
General, administrative, leasing and other expenses	(47,840)	(47,038)	(42,769)
Interest expense	(86,660)	(82,151)	(71,142)
Interest and other income, net	10,683	12,661	12,587
Gain on sales of real estate	3,350	—	49,392
Loss on early extinguishment of debt	(66)	—	—
Equity in income (loss) of unconsolidated entities	2,806	397	(261)
UJV NOI allocable to COPT Defense included in equity in income (loss) of unconsolidated entities	(7,706)	(7,217)	(6,659)
Income tax expense	(947)	(288)	(588)
Net income (loss)	$159,534	$143,942	$(74,347)

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table reconciles our segment assets to our consolidated total assets (in thousands):

	As of December 31,
	2025	2024
Segment assets	$3,872,672	$3,710,647
Operating properties lease liabilities included in segment assets	45,375	49,631
Investment in UJV deficit balance included in segment assets	22,843	3,409
Non-operating property assets	284,428	277,147
Other assets	476,472	213,357
Total consolidated assets	$4,701,790	$4,254,191

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

14.      Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing and uncertainty of our revenue (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Construction contract revenue:
FFP	$18,925	$36,073	$30,846
GMP	15,072	32,002	18,178
Cost-plus fee	6,924	5,875	9,843
Other	1,153	1,600	1,312
	$42,074	$75,550	$60,179

We derived 98% of our construction contract revenue from the USG in 2025 and 2024 and 88% in 2023.

We recognized an insignificant amount of revenue in 2025, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Beginning balance	$8,828	$10,500
Ending balance	$4,036	$8,828

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Beginning balance	$17,050	$15,086
Ending balance	$17,925	$17,050

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Beginning balance	$2,016	$4,176
Ending balance	$2,183	$2,016
Portion of beginning balance recognized in revenue during the year	$228	$2,290

Revenue allocated to the remaining performance obligations under existing contracts as of December 31, 2025 that will be recognized as revenue in future periods was $26.7 million, all of which we expect to recognize in 2026.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of December 31, 2025 and 2024. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant in 2025, 2024 or 2023.

15.    Credit Losses on Financial Assets and Other Instruments

The table below sets forth the activity for our allowance for credit losses in 2023, 2024 and 2025 (in thousands):

	For the Years Ended December 31, 2024 and 2025
	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2022	$2,794	$778	$268	$3,840
Credit loss recoveries (3)	(417)	(79)	(115)	(611)
Write-offs	—	(33)	—	(33)
December 31, 2023	2,377	666	153	3,196
Net credit loss expense (recoveries) (3)	415	46	(78)	383
Write-offs	—	(97)	—	(97)
December 31, 2024	2,792	615	75	3,482
Net credit loss expense (recoveries) (3)	783	(83)	34	734
December 31, 2025	$3,575	$532	$109	$4,216
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balances as of December 31, 2025 and 2024 included insignificant amounts in the lines entitled “accounts receivable, net” and “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The following table presents the amortized cost basis of our investing receivables, tenant notes receivable and sales-type lease receivables by credit risk classification, by origination year as of December 31, 2025 (in thousands):

	Origination Year
	2020 and Earlier	2021	2022	2023	2024	2025	Total
Investing receivables
Credit risk classification
Investment grade	$50,659	$11,976	$—	$1,826	$—	$—	$64,461
Non-investment grade	—	—	210	—	—	8,760	8,970
Total	$50,659	$11,976	$210	$1,826	$—	$8,760	$73,431

Tenant notes receivable
Credit risk classification
Investment grade	$421	$—	$—	$—	$—	$—	$421
Non-investment grade	1,168	—	—	—	334	21	1,523
Total	$1,589	$—	$—	$—	$334	$21	$1,944

Sales-type lease receivable
Credit risk classification
Investment grade	$3,830	$—	$—	$—	$—	$—	$3,830

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our investment grade credit risk classification represents entities with investment grade credit ratings from the Ratings Agencies, meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in December 2025.

None of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date.

We did not have any tenant notes receivable on nonaccrual status as of December 31, 2025 and 2024. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the years ended December 31, 2025, 2024 and 2023.

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

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs and deferred share awards and the if-converted method for exchangeable debt (including our 5.25% Notes), common units, redeemable noncontrolling interests, PB-PIUs, PSUs and vested PIUs and deferred share awards not previously settled by common share issuances.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
Numerator
Net income (loss) attributable to common shareholders	$152,315	$138,929	$(73,469)
Income attributable to share-based compensation awards for basic EPS	(622)	(510)	(1,199)
Numerator for basic EPS on net income (loss) attributable to common shareholders	151,693	138,419	(74,668)
Adjustment to income attributable to share-based compensation awards for diluted EPS	187	89	—
Numerator for diluted EPS on net income (loss) attributable to common shareholders	$151,880	$138,508	$(74,668)

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,516	112,296	112,178
Dilutive effect of share-based compensation awards	788	603	—
Denominator for diluted EPS (common shares)	113,304	112,899	112,178

Basic EPS attributable to common shareholders	$1.35	$1.23	$(0.67)
Diluted EPS attributable to common shareholders	$1.34	$1.23	$(0.67)

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2025	2024	2023
Conversion of common units	2,083	1,672	1,509
Conversion of redeemable noncontrolling interests	847	842	969

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 432,000 for 2025, 434,000 for 2024 and 416,000 for 2023;
•weighted average TB-PIUs of 236,000 for 2025, 223,000 for 2024 and 175,000 for 2023;
•weighted average PB-PIUs of 629,000 for 2023; and
•weighted average vested PIUs of 215,000 for 2024 and 154,000 for 2023.

As discussed in Note 8, our 5.25% Notes have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares or a combination thereof at our election. These notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares for the years ended December 31, 2025, 2024 and 2023 was less than the exchange price applicable to those periods.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims.  We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated.  As of December 31, 2025, management believes that it is reasonably possible that we could recognize a loss of up to $5.3 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park.  These bonds had a remaining principal balance of approximately $23 million as of December 31, 2025. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds.  While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of December 31, 2025, we do not expect any such future fundings will be required.

Corporate Office Properties Trust and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
100 Light Street (O)	Baltimore, MD	$—	$6,720	$31,215	$35,419	$6,720	$66,634	$73,354	$(42,607)	1973/2011	8/7/2015
100 Secured Gateway (O)	Huntsville, AL	—	—	71,180	122	—	71,302	71,302	(9,493)	2020	3/23/2010
1000 Redstone Gateway (O)	Huntsville, AL	—	—	20,533	216	—	20,749	20,749	(6,619)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	—	—	19,593	5,018	—	24,611	24,611	(6,622)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	433	364	3,542	3,906	(2,086)	2002	6/30/2000
1200 Redstone Gateway (O)	Huntsville, AL	—	—	22,389	14,883	—	37,272	37,272	(9,943)	2013	3/23/2010
1201 M Street SE (O)	Washington, DC	—	—	49,775	19,924	—	69,699	69,699	(29,719)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	2,130	17,769	1,210	2,130	18,979	21,109	(7,739)	1985/2017	4/30/1998
1220 12th Street SE (O)	Washington, DC	—	—	42,464	13,640	—	56,104	56,104	(26,813)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	6,879	1,906	14,502	16,408	(10,632)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	5,041	2,917	17,300	20,217	(12,579)	2000	5/28/1999
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	7,235	2,517	17,303	19,820	(12,906)	1997	9/28/1998
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	6,467	3,684	13,984	17,668	(10,552)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	3,147	905	6,767	7,672	(4,391)	1989	4/28/1999
13450 Sunrise Valley Drive (O)	Herndon, VA	—	1,386	5,576	9,554	1,386	15,130	16,516	(8,095)	1998	7/25/2003
13454 Sunrise Valley Drive (O)	Herndon, VA	—	2,847	11,986	15,610	2,847	27,596	30,443	(17,372)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	7,643	2,484	17,393	19,877	(13,076)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	950	3,864	3,528	950	7,392	8,342	(3,457)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	9,894	3,507	40,071	43,578	(18,178)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	3,022	3,407	27,189	30,596	(14,667)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,538	7,581	2,398	17,119	19,517	(11,275)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	7,494	3,731	23,447	27,178	(14,348)	1999	9/29/2004
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	6,394	1,572	14,569	16,141	(10,010)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	8,367	1,615	16,725	18,340	(10,379)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	14,022	3,436	28,424	31,860	(17,066)	1999	7/25/2003
1501 South Clinton Street (O)	Baltimore, MD	—	13,137	20,753	51,243	13,137	71,996	85,133	(43,562)	2006	10/27/2009
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	18,984	4,415	39,349	43,764	(27,741)	1997	8/14/2002
15050 Conference Center Drive (O)	Chantilly, VA	—	10,943	9,357	48	10,943	9,405	20,348	(109)	2000	10/30/2025
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	9,681	5,753	23,296	29,049	(14,142)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(8,151)	2009	10/28/2009
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	113	—	1,441	113	1,554	(33)	2014	10/28/2009
1610 West Nursery Road (O)	Linthicum, MD	—	259	246	—	259	246	505	(54)	2016	4/30/1998
1616 West Nursery Road (O)	Linthicum, MD	—	393	3,323	90	393	3,413	3,806	(720)	2017	4/30/1998
1622 West Nursery Road (O)	Linthicum, MD	—	393	2,542	—	393	2,542	2,935	(564)	2016	4/30/1998
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	1,268	613	3,850	4,463	(2,466)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	3,796	1,856	11,221	13,077	(6,477)	2000	12/28/2004

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	1,932	522	4,022	4,544	(2,140)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	2,640	688	5,500	6,188	(3,620)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	2,717	773	5,811	6,584	(3,966)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	992	436	2,734	3,170	(1,722)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	4,762	26,046	36,351	4,762	62,397	67,159	(51,619)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	3,729	21,500	28,793	3,729	50,293	54,022	(37,196)	1976/2004	9/23/2004
206 Research Boulevard (O)	Aberdeen, MD	—	—	—	—	—	—	—	—	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	134	1,711	1,135	134	2,846	2,980	(1,174)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	113	2,644	663	113	3,307	3,420	(929)	2010	9/14/2007
2100 L Street (O)	Washington, DC	—	41,935	80,720	—	41,935	80,720	122,655	(10,371)	2020	8/11/2015
2100 Rideout Road (O)	Huntsville, AL	—	—	7,343	3,652	—	10,995	10,995	(4,300)	2016	3/23/2010
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	2,724	1,422	8,443	9,865	(5,397)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,278	5,791	3,089	1,278	8,880	10,158	(6,139)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	3,073	1,094	8,111	9,205	(5,517)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,160	10,419	13,103	2,160	23,522	25,682	(11,838)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	1,402	692	4,453	5,145	(2,872)	1984	3/24/2004
250 W Pratt St (O)	Baltimore, MD	—	4,704	21,487	24,717	4,704	46,204	50,908	(30,226)	1985	3/19/2015
2600 Park Tower Drive (O)	Vienna, VA	—	20,078	34,443	19,174	20,078	53,617	73,695	(15,864)	1999	4/15/2015
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	9,198	2,098	26,532	28,630	(15,921)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	—	1,737	15,266	8,714	1,737	23,980	25,717	(16,493)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	—	2,251	21,611	7,199	2,251	28,810	31,061	(18,355)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	14,350	3,863	29,272	3,264	3,863	32,536	36,399	(18,250)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	6,042	4,611	20,639	25,250	(13,146)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	24,208	8,737	31,612	13,775	8,737	45,387	54,124	(28,840)	1990	9/28/1998
30 Light Street (O)	Baltimore, MD	—	—	2,501	734	—	3,235	3,235	(3,112)	2009	8/7/2015
300 Secured Gateway (O)	Huntsville, AL	—	—	64,364	39	—	64,403	64,403	(3,609)	2023	3/23/2010
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	59,165	3,729	1,517	62,894	64,411	(25,918)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	8,215	2,648	37,902	40,550	(17,257)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	5,722	3,411	30,639	34,050	(17,120)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	4,238	3,260	26,830	30,090	(13,695)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,208	2,371	1,422	28,579	30,001	(11,400)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	14,500	2,372	50,750	781	2,372	51,531	53,903	(10,867)	2016	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,530	10,487	261	37,017	37,278	(16,991)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	27,797	5	3,138	27,802	30,940	(7,863)	2014	11/14/2003
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	7,741	2	1,254	7,743	8,997	(2,413)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	288	2,748	38,444	41,192	(13,306)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	12,702	2,185	28,426	573	2,185	28,999	31,184	(14,555)	2005	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	156	2,067	21,779	23,846	(9,849)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	22,827	2,849	2,605	25,676	28,281	(12,373)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	81	1,656	23,099	24,755	(8,852)	2010	6/29/2006
340th Trail (L)	Van Meter, IA	6,747	32,852	3,266	—	32,852	3,266	36,118	—	(6)	9/27/2024
3900 Rogers Road (O)	San Antonio, TX	—	2,932	14,101	1,259	2,932	15,360	18,292	(441)	2005	9/26/2024
400 National Business Parkway (O)	Annapolis Junction, MD	6,871	—	49,788	11	—	49,799	49,799	(190)	(7)	6/29/2006
4000 Market Street (O)	Huntsville, AL	—	—	9,198	2,603	—	11,801	11,801	(2,166)	2018	3/23/2010
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	4,174	1,831	27,431	29,262	(9,835)	2012	6/29/2006
4100 Market Street (O)	Huntsville, AL	—	—	8,046	31	—	8,077	8,077	(1,323)	2019	3/23/2010
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	31,609	4,529	2,370	36,138	38,508	(9,670)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,563	5,185	1,852	26,748	28,600	(9,790)	2011	6/29/2006
4400 River Road (O)	College Park, MD	—	—	4,367	—	—	4,367	4,367	—	(7)	1/29/2008
44408 Pecan Court (O)	California, MD	—	817	1,583	2,432	817	4,015	4,832	(2,711)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	1,231	405	2,850	3,255	(2,261)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,822	322	434	4,144	4,578	(2,973)	1989/2015	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	418	344	1,308	1,652	(862)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	3,090	1,309	6,596	7,905	(4,846)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	3,149	2,272	16,957	19,229	(6,462)	2011	8/30/2010
4600 River Road (O)	College Park, MD	—	—	28,620	144	—	28,764	28,764	(3,108)	2020	1/29/2008
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	3,228	1,406	9,024	10,430	(5,781)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	5,231	1,200	12,430	13,630	(6,910)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	1,381	1,878	12,939	14,817	(6,583)	2004	8/14/2002
5300 Redstone Gateway (O)	Huntsville, AL	—	—	21,301	6	—	21,307	21,307	(912)	2024	3/23/2010
540 National Business Parkway (O)	Annapolis Junction, MD	—	2,035	36,284	233	2,035	36,517	38,552	(6,854)	2017	6/29/2006
550 National Business Parkway (O)	Annapolis Junction, MD	—	2,678	62,031	21	2,678	62,052	64,730	(2,661)	2023	6/29/2006
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	2,458	—	22,530	22,530	(9,882)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	996	—	5,546	5,546	(2,615)	2007	3/8/2006
560 National Business Parkway (O)	Annapolis Junction, MD	—	2,193	67,249	10	2,193	67,259	69,452	(4,516)	2022	6/29/2006
5801 University Research Court (O)	College Park, MD	10,160	—	17,431	170	—	17,601	17,601	(3,590)	2018	1/29/2008
5825 University Research Court (O)	College Park, MD	17,531	—	22,771	4,095	—	26,866	26,866	(11,661)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	18,548	—	31,906	1,112	—	33,018	33,018	(13,306)	2008	1/29/2008
6000 Redstone Gateway (O)	Huntsville, AL	—	—	8,542	41	—	8,583	8,583	(1,072)	2020	3/23/2010
610 Guardian Way (O)	Annapolis Junction, MD	—	7,636	54,088	—	7,636	54,088	61,724	(5,618)	2021	6/29/2006
6200 Redstone Gateway (O)	Huntsville, AL	—	—	52,179	60	—	52,239	52,239	(4,346)	2022	3/23/2010
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	11,329	1,755	18,348	20,103	(12,497)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	12,693	2,022	897	14,715	15,612	(6,080)	1988/2016	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	3,928	2,683	27,167	29,850	(13,290)	2006-2007	9/28/2000

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	10,242	1,242	15,211	16,453	(8,389)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	—	1,753	34,090	14,851	1,753	48,941	50,694	(19,283)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	2,739	449	7,778	8,227	(5,223)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	7,962	2,807	27,060	29,867	(17,724)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	4,209	10,583	1,424	14,792	16,216	(4,835)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	528	675	2,239	2,914	(934)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	6,077	1,263	18,538	19,801	(13,441)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	4,277	890	7,838	8,728	(6,013)	1991	12/31/1998
6841 Benjamin Franklin Drive (O)	Columbia, MD	—	5,429	2,534	6,652	5,429	9,186	14,615	(1,745)	2008	3/15/2024
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	13,691	3,545	23,607	27,152	(16,169)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	28,283	4,459	3,596	32,742	36,338	(15,630)	1998/2019	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	12,618	3,131	24,721	27,852	(15,466)	1999	5/31/2002
7000 Redstone Gateway (O)	Huntsville, AL	—	—	10,026	34	—	10,060	10,060	(745)	2022	3/23/2010
7005 Columbia Gateway Drive (L)	Columbia, MD	—	3,036	747	—	3,036	747	3,783	—	(6)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	—	2,058	6,093	3,701	2,058	9,794	11,852	(6,287)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	3,027	729	6,121	6,850	(4,304)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	3,712	902	7,396	8,298	(5,490)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	4,011	919	7,774	8,693	(5,480)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	10,747	1,829	22,570	24,399	(13,289)	2001	8/30/2001
7100 Redstone Gateway (O)	Huntsville, AL	—	—	12,983	48	—	13,031	13,031	(1,490)	2021	3/23/2010
7125 Columbia Gateway Drive (O)	Columbia, MD	—	20,487	49,926	35,038	20,487	84,964	105,451	(42,753)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	3,187	1,350	7,546	8,896	(5,110)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	4,700	963	704	5,663	6,367	(2,647)	1990/2016	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	3,406	1,104	6,924	8,028	(4,943)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	7,148	4,245	1,342	11,393	12,735	(6,222)	1994/2018	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	1,829	1,032	5,258	6,290	(2,855)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	16,249	1,821	20,637	22,458	(5,331)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	4,841	2,732	11,847	14,579	(7,272)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	2,624	1,283	5,720	7,003	(3,607)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,269	145	1,788	7,414	9,202	(2,225)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	8,348	272	—	8,620	8,620	(2,500)	2013	3/23/2010
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	22,630	6,090	4,089	28,720	32,809	(16,743)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	21,419	420	1,367	21,839	23,206	(6,697)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	—	1,479	6,300	5,305	1,479	11,605	13,084	(7,534)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	2,410	972	6,298	7,270	(4,044)	1984	4/16/1999
7400 Redstone Gateway (O)	Huntsville, AL	—	—	9,223	253	—	9,476	9,476	(2,470)	2015	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,565	3,116	7,987	1,565	11,103	12,668	(6,951)	1990	4/28/1999

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
7500 Advanced Gateway (O)	Huntsville, AL	—	—	18,665	106	—	18,771	18,771	(2,615)	2020	3/23/2010
7600 Advanced Gateway (O)	Huntsville, AL	—	—	13,752	35	—	13,787	13,787	(1,861)	2020	3/23/2010
7700 Advanced Gateway (O)	Huntsville, AL	404	—	2,546	—	—	2,546	2,546	—	(7)	3/23/2010
7740 Milestone Parkway (O)	Hanover, MD	—	3,825	34,176	2,102	3,825	36,278	40,103	(14,171)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	78,892	4,185	6,387	83,077	89,464	(26,415)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	27,166	1,804	4,857	28,970	33,827	(7,829)	2015	9/17/2013
8000 Rideout Road (O)	Huntsville, AL	—	—	28,157	213	—	28,370	28,370	(2,697)	2021	3/23/2010
8100 Rideout Road (O)	Huntsville, AL	—	—	42,601	11	—	42,612	42,612	(1,583)	2024	3/23/2010
8200 Rideout Road (O)	Huntsville, AL	—	—	45,903	12	—	45,915	45,915	(4,725)	2022	3/23/2010
8300 Rideout Road (O)	Huntsville, AL	—	—	52,633	17	—	52,650	52,650	(5,554)	2022	3/23/2010
8500 Advanced Gateway (O)	Huntsville, AL	4,549	—	28,116	—	—	28,116	28,116	—	(7)	3/23/2010
8600 Advanced Gateway (O)	Huntsville, AL	—	—	27,314	70	—	27,384	27,384	(3,455)	2020	3/23/2010
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	8,177	2,317	20,819	23,136	(11,864)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	4,238	1,510	8,002	9,512	(4,968)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	4,848	1,718	9,128	10,846	(6,547)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	10,622	2,003	20,064	22,067	(15,037)	1981	8/3/2001
8800 Redstone Gateway (O)	Huntsville, AL	—	—	18,470	168	—	18,638	18,638	(2,828)	2019	3/23/2010
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	4,471	1,165	9,243	10,408	(6,886)	1984	7/2/2001
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	8,447	1,156	12,884	14,040	(8,008)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	4,729	1,215	9,590	10,805	(6,449)	1985	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	922	4,748	1,544	922	6,292	7,214	(4,159)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	11,247	939	15,003	15,942	(7,599)	1983	4/30/1998
9700 Advanced Gateway (O)	Huntsville, AL	—	—	15,329	—	—	15,329	15,329	(207)	2025	3/23/2010
Arundel Preserve (L)	Hanover, MD	—	13,352	10,809	—	13,352	10,809	24,161	—	(6)	7/2/2007
Canton Crossing Land (L)	Baltimore, MD	—	—	6,000	54	—	6,054	6,054	(54)	(6)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	2,866	7,271	2,399	2,866	9,670	12,536	(8,294)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	3,725	—	6,387	3,725	10,112	—	(6)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	8,677	3	705	8,680	9,385	(773)	2022	3/24/2004
M Square Research Park (L)	College Park, MD	—	—	2,043	—	—	2,043	2,043	—	(6)	1/29/2008
MP 3 (O)	Northern Virginia	11,364	9,038	51,798	—	9,038	51,798	60,836	(97)	2025	11/8/2018
National Business Park North (L)	Annapolis Junction, MD	—	15,554	31,981	2	15,554	31,983	47,537	—	(6)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	1,755	264	—	1,755	264	2,019	—	(6)	9/14/2007
NoVA Office A (O)	Chantilly, VA	—	2,096	46,849	5	2,096	46,854	48,950	(12,777)	2015	7/18/2002
NoVA Office B (O)	Chantilly, VA	—	739	38,376	—	739	38,376	39,115	(8,636)	2016	7/18/2002
NoVA Office C (O)	Chantilly, VA	—	7,751	85,820	—	7,751	85,820	93,571	(8,805)	2021	7/18/2002
NoVA Office D (O)	Chantilly, VA	—	6,587	40,559	7	6,587	40,566	47,153	(8,533)	2017	7/2/2013

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired (5)
Oak Grove A (O)	Northern Virginia	—	12,866	42,090	—	12,866	42,090	54,956	(5,386)	2020	11/1/2018
Oak Grove B (O)	Northern Virginia	—	12,866	41,621	—	12,866	41,621	54,487	(5,995)	2019	11/1/2018
Oak Grove C (O)	Northern Virginia	—	11,741	79,188	—	11,741	79,188	90,929	(7,280)	2022	11/1/2018
Oak Grove D (O)	Northern Virginia	—	11,741	78,905	—	11,741	78,905	90,646	(6,011)	2022	11/1/2018
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	7,044	1,637	12,544	14,181	(7,479)	1974/1985	12/14/2000
Patriot Ridge (L)	Springfield, VA	—	18,517	14,656	—	18,517	14,656	33,173	—	(6)	3/10/2010
Project EL (O)	Confidential-USA	—	7,190	46,922	—	7,190	46,922	54,112	(5,232)	2021	1/20/2006
Project EL 2 (O)	Confidential-USA	—	—	813	—	—	813	813	—	(7)	1/20/2006
Project EX (O)	Confidential-USA	—	13,010	19,107	—	13,010	19,107	32,117	(3,282)	2018	7/16/2008
PS A (O)	Northern Virginia	—	4,078	54,776	—	4,078	54,776	58,854	(3,247)	2023	1/27/2005
PS B (O)	Northern Virginia	—	3,468	47,738	—	3,468	47,738	51,206	(2,431)	2023	1/27/2005
Redstone Gateway (L)	Huntsville, AL	305	—	31,955	66	—	32,021	32,021	(9)	(6)	3/23/2010
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	62	14,020	38,866	52,886	(18,324)	1982/2008	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(454)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	71	—	1,955	1,955	(807)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	53	1,964	21,231	23,195	(8,075)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	275	1,964	21,573	23,537	(8,165)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	30,573	—	1,964	30,573	32,537	(8,262)	2015	6/14/2005
Southpoint Phase 2 Bldg A (O)	Northern Virginia	—	4,404	67,277	—	4,404	67,277	71,681	(1,743)	2024	7/24/2019
Southpoint Phase 2 Bldg B (O)	Northern Virginia	—	3,752	38,587	—	3,752	38,587	42,339	(132)	2025	7/24/2019
Westfields - Park Center (L)	Chantilly, VA	—	8,667	4,156	—	8,667	4,156	12,823	—	(6)	7/2/2013
Other Developments, including intercompany eliminations (V)	Various	—	—	1,140	270	—	1,410	1,410	(256)	Various	Various
		$142,239	$620,983	$3,954,910	$889,951	$620,983	$4,844,861	$5,465,844	$(1,682,367)
(1)A legend for the Property Type follows: (O) = Office or data center shell property; (L) = Land held or pre-development; and (V) = Various.
(2)Excludes our Revolving Credit Facility of $54.0 million, term loan facilities of $49.9 million, unsecured senior notes of $2.5 billion, unsecured notes payable of $61,000, and deferred financing costs, net of premiums, on the remaining loans of $50,000.
(3)The aggregate gross amounts carried for federal income tax purposes as of December 31, 2025 was approximately $5.7 billion, or $4.1 billion net of accumulated depreciation.
(4)The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.
(5)The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition. The acquisition date of properties owned through real estate joint ventures reflects the date of the formation of the joint venture.
(6)Held as of December 31, 2025.
(7)Under development as of December 31, 2025.

The following table summarizes our changes in cost of properties for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Beginning balance	$5,167,819	$4,903,840	$4,986,537
Acquisitions of operating properties (1)	20,300	24,996	—
Improvements and other additions	279,673	239,096	333,081
Sales (2)	(1,764)	—	(162,981)
Impairments (3)	—	—	(252,797)
Other dispositions	(184)	(113)	—
Ending balance	$5,465,844	$5,167,819	$4,903,840

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2025	2024	2023
Beginning balance	$1,537,293	$1,400,162	$1,273,448
Depreciation expense	145,074	137,224	132,728
Sales (2)	—	—	(6,014)
Other dispositions	—	(93)	—
Ending balance	$1,682,367	$1,537,293	$1,400,162
(1)Includes acquisitions of operating properties in 2025 and 2024, as described in Note 4 to our consolidated financial statements. These amounts exclude intangible assets associated with the acquisitions.
(2)Includes sale of a parcel of land in 2025 and sale of our ownership interest in data center shells through a newly-formed unconsolidated real estate joint venture in 2023 as described in Note 4 to our consolidated financial statements.
(3)Includes impairment recognized on six operating properties and a parcel of land, as described in Note 4 to our consolidated financial statements.