Form 10-Q
period 2026-03-31
COPT DEFENSE PROPERTIES
filed 2026-05-06
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)
 (443) 285-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of April 20, 2026, 113,376,883 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Properties, net
Operating properties, net	$3,494,556	$3,500,087
Projects in development or held for future development	308,420	283,390
Total properties, net	3,802,976	3,783,477
Property - operating lease right-of-use assets	48,906	50,383
Cash and cash equivalents	28,580	274,986
Investment in unconsolidated real estate joint ventures	35,818	36,368
Accounts receivable, net	51,907	58,185
Deferred rent receivable	182,647	177,921
Lease incentives, net	71,879	72,347
Deferred leasing costs (net of accumulated amortization of $45,370 and $44,127, respectively)	76,430	75,052
Investing receivables (net of allowance for credit losses of $3,253 and $3,575, respectively)	69,922	69,856
Prepaid expenses and other assets, net	89,844	103,215
Total assets	$4,458,909	$4,701,790
Liabilities and equity
Liabilities
Debt, net	$2,546,958	$2,767,834
Accounts payable and accrued expenses	116,954	147,200
Rents received in advance and security deposits	40,252	37,914
Dividends and distributions payable	37,102	35,205
Deferred revenue associated with operating leases	47,874	47,714
Property - operating lease liabilities	43,768	45,012
Other liabilities	34,230	33,236
Total liabilities	2,867,138	3,114,115
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	25,130	25,506
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 113,377,523 at March 31, 2026 and 113,210,642 at December 31, 2025)	1,134	1,132
Additional paid-in capital	2,500,341	2,502,661
Cumulative distributions in excess of net income	(986,706)	(988,957)
Accumulated other comprehensive income (loss)	34	(61)
Total shareholders’ equity	1,514,803	1,514,775
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	33,687	29,317
Other consolidated entities	18,151	18,077
Noncontrolling interests in subsidiaries	51,838	47,394
Total equity	1,566,641	1,562,169
Total liabilities, redeemable noncontrolling interest, and equity	$4,458,909	$4,701,790

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Lease revenue	$192,971	$175,308
Other property revenue	1,625	2,289
Construction contract and other service revenues	6,041	10,259
Total revenues	200,637	187,856
Operating expenses
Property operating expenses	81,435	72,040
Depreciation and amortization associated with real estate operations	42,685	39,359
Construction contract and other service expenses	5,552	9,705
General, administrative, leasing, and other expenses	12,649	12,156
Total operating expenses	142,321	133,260
Interest expense	(23,996)	(20,504)
Interest and other income, net	3,955	1,568
Gain on sales of real estate	582	300
Income before equity in income of unconsolidated entities and income taxes	38,857	35,960
Equity in income of unconsolidated entities	1,406	371
Income tax expense	(124)	(103)
Net income	40,139	36,228
Net income attributable to noncontrolling interests
Common units in CDPLP	(812)	(726)
Other consolidated entities	(771)	(762)
Net income attributable to common shareholders	$38,556	$34,740

Earnings per common share
Net income attributable to common shareholders - basic	$0.34	$0.31
Net income attributable to common shareholders - diluted	$0.34	$0.31

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$40,139	$36,228
Other comprehensive loss
Unrealized income (loss) on interest rate derivatives	9	(80)
Reclassification adjustments on interest rate derivatives recognized in interest expense	(46)	(562)
Total other comprehensive loss	(37)	(642)
Comprehensive income	40,102	35,586
Comprehensive income attributable to noncontrolling interests	(1,451)	(1,431)
Comprehensive income attributable to common shareholders	$38,651	$34,155

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
For the Three Months Ended March 31, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (11,589 shares)	—	156	—	—	(156)	—
Redemption of common units	—	—	—	—	(313)	(313)
Share-based compensation (167,266 shares issued, net of redemptions)	2	1,057	—	—	1,883	2,942
Redemption of vested equity awards	—	(1,125)	—	—	—	(1,125)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(2,438)	—	—	2,438	—
Comprehensive income	—	—	34,740	(585)	826	34,981
Dividends	—	—	(34,459)	—	—	(34,459)
Distributions to owners of common units in CDPLP	—	—	—	—	(756)	(756)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	435	—	—	—	435
Balance at March 31, 2025 (112,882,315 common shares outstanding)	$1,129	$2,492,454	$(1,003,120)	$403	$47,425	$1,538,291

For the Three Months Ended March 31, 2026
Balance at December 31, 2025 (113,210,642 common shares outstanding)	$1,132	$2,502,661	$(988,957)	$(61)	$47,394	$1,562,169
Redemption of common units	—	—	—	—	(126)	(126)
Share-based compensation (166,881 shares issued, net of redemptions)	2	1,238	—	—	2,208	3,448
Redemption of vested equity awards	—	(1,542)	—	—	—	(1,542)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(2,392)	—	—	2,392	—
Comprehensive income	—	—	38,556	95	784	39,435
Dividends	—	—	(36,305)	—	—	(36,305)
Distributions to owners of common units in CDPLP	—	—	—	—	(807)	(807)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(7)	(7)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	376	—	—	—	376
Balance at March 31, 2026 (113,377,523 common shares outstanding)	$1,134	$2,500,341	$(986,706)	$34	$51,838	$1,566,641

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Revenues from real estate operations received	$202,255	$171,405
Construction contract and other service revenues received	9,912	22,223
Property operating expenses paid	(75,540)	(69,145)
Construction contract and other service expenses paid	(7,756)	(12,403)
General, administrative, leasing, and other expenses paid	(13,292)	(13,242)
Interest expense paid	(19,029)	(20,499)
Lease incentives paid	(4,517)	(8,719)
Other	4,381	2,456
Net cash provided by operating activities	96,414	72,076
Cash flows from investing activities
Properties in development or held for future development	(60,794)	(34,886)
Tenant improvements on operating properties	(12,687)	(14,484)
Other capital improvements on operating properties	(6,239)	(6,939)
Investing receivables funded	—	(9,259)
Leasing costs paid	(6,013)	(4,363)
Other	3,433	385
Net cash used in investing activities	(82,300)	(69,546)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	212,000	87,000
Revolving Development Facility	42,000	—
Repayments of debt
Revolving Credit Facility	(76,000)	(67,000)
Unsecured senior notes	(400,000)	—
Scheduled principal amortization	(397)	(461)
Common share dividends paid	(34,555)	(33,279)
Other	(3,219)	(2,441)
Net cash used in financing activities	(260,171)	(16,181)
Net decrease in cash and cash equivalents and restricted cash	(246,057)	(13,651)
Cash and cash equivalents and restricted cash
Beginning of period	276,431	39,697
End of period	$30,374	$26,046

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Reconciliation of net income to net cash provided by operating activities
Net income	$40,139	$36,228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	43,101	39,901
Amortization of deferred financing costs and net debt discounts	2,049	1,718
Change in net deferred rent receivable and liability	(4,486)	(5,290)
Gain on sales of real estate	(582)	(300)
Share-based compensation	3,186	2,854
Other	(648)	980
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,466	(3,628)
Decrease in lease incentives and prepaid expenses and other assets, net	12,633	15,971
Decrease in accounts payable, accrued expenses, and other liabilities	(7,782)	(19,422)
Increase in rents received in advance and security deposits	2,338	3,064
Net cash provided by operating activities	$96,414	$72,076
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$274,986	$38,284
Restricted cash at beginning of period	1,445	1,413
Cash and cash equivalents and restricted cash at beginning of period	$276,431	$39,697

Cash and cash equivalents at end of period	$28,580	$24,292
Restricted cash at end of period	1,794	1,754
Cash and cash equivalents and restricted cash at end of period	$30,374	$26,046
Supplemental schedule of non-cash investing and financing activities
Decrease in accrued capital improvements, leasing, and other investing activity costs	$(22,746)	$(9,503)
Recognition of finance lease right-of-use assets and related lease liabilities	$398	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive income/loss and noncontrolling interests	$(37)	$(642)
Dividends/distributions payable	$37,102	$35,208
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$156
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$2,392	$2,438
Decrease in redeemable noncontrolling interest and increase in equity to adjust for changes in fair value of redeemable noncontrolling interest	$(376)	$(435)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company,” “we,” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating, and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and its defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. Our property portfolio is predominantly comprised of office properties and single-tenant data center shells. As of March 31, 2026, our Defense/IT Portfolio included:

•201 operating properties totaling 23.2 million square feet. We owned 24 of these properties totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•seven properties under development that will total approximately 1.0 million square feet upon completion; and
•approximately 980 acres of land controlled that we believe could be developed into approximately 10.8 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 50 acres of other developable land in the Greater Washington, DC/Baltimore region as of March 31, 2026.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT Defense is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”). In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development, and construction services primarily for our properties but also for third parties, most of which are tenants. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Equity interests in CDPLP are in the form of common and preferred units. As of March 31, 2026, COPT Defense owned 97.2% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly state our financial position and results of operations. All adjustments are of a normal recurring nature. The consolidated financial statements have been prepared using the accounting policies described in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disaggregated disclosure of specified information about certain expense categories included in expense line items on the consolidated statements of operations in the notes to the financial statements. This guidance is effective for us for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. We expect to apply this guidance prospectively to financial statements issued for reporting periods after the effective date. We are currently assessing the application of this guidance on our future consolidated financial statements.

In November 2025, the FASB amended existing hedge accounting guidance to more closely align with the economics of an entity’s risk management activities by increasingly enabling entities to achieve and maintain hedge accounting for highly-effective economic hedges of forecasted transactions. This guidance is effective for us for interim and annual periods beginning after December 15, 2026. Early adoption is permitted. We expect to apply this guidance prospectively to financial statements issued for reporting periods after our adoption of the guidance. We are currently assessing the application of this guidance on our future consolidated financial statements.

Effective January 1, 2026, we adopted guidance issued by the FASB that provides a practical expedient for use in estimating expected credit losses on non-lease revenue related accounts receivable and contract assets. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance was applied prospectively and did not affect our consolidated financial statements.

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of March 31, 2026, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables), and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments. The fair values of our investing receivables, as disclosed in Note 7, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. For our disclosure of debt fair values in Note 8, we estimated the fair value of our unsecured senior notes based on quoted market rates for our senior notes (categorized within Level 1 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.

The table below presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2026 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (1)
Interest rate derivatives	$—	$70	$—	$70
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$519,256	$519,256
Buildings and improvements	4,696,316	4,663,198
Less: Accumulated depreciation	(1,721,016)	(1,682,367)
Operating properties, net	$3,494,556	$3,500,087

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases encompass all, or a portion, of properties, with various expiration dates. Our lease revenue is comprised of: fixed-lease revenue, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below-market lease intangibles; and variable-lease revenue, including tenant expense recoveries, lease termination revenue, and other revenue from tenants that is not fixed under leases. The table below presents our composition of lease revenue recognized between fixed- and variable-lease revenue (in thousands):

	For the Three Months Ended March 31,
Lease Revenue	2026	2025
Fixed	$142,467	$131,691
Variable	50,504	43,617
	$192,971	$175,308

Lessee Arrangements

As of March 31, 2026, our consolidated balance sheet included $54.6 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	March 31, 2026	December 31, 2025
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$48,906	$50,383
Finance leases - Property	Prepaid expenses and other assets, net	5,743	5,373
Total right-of-use assets		$54,649	$55,756
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$43,768	$45,012
Finance leases - Property	Other liabilities	752	363
Total lease liabilities		$44,520	$45,375

As of March 31, 2026, our operating leases had a weighted average remaining lease term of 42 years and a weighted average discount rate of 7.4%, while our finance leases had a weighted average remaining lease term of six years and a weighted average discount rate of 8.1%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended March 31,
Lease Cost		2026	2025
Operating lease cost
Property leases - fixed	Property operating expenses	$2,276	$2,266
Property leases - variable	Property operating expenses	27	27
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	28	19
Interest on lease liabilities	Interest expense	8	9
		$2,339	$2,321

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Three Months Ended March 31,
Supplemental Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,043	$1,903
Operating cash flows for finance leases	$8	$9
Financing cash flows for finance leases	$8	$7

Payments on property leases were due as follows (in thousands):

	March 31, 2026
Year Ending December 31,	Operating Leases	Finance Leases
2026 (1)	$6,175	$214
2027	8,418	144
2028	2,838	146
2029	2,094	148
2030	2,129	124
Thereafter	151,871	152
Total lease payments	173,525	928
Less: Amount representing interest	(129,757)	(176)
Lease liability	$43,768	$752
(1)Represents the nine months ending December 31, 2026.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		March 31, 2026
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$776,748	$50,397	$65,121	$—
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	141,689	—	1,270	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	106,251	54,046	50,308	45,866
				$1,024,688	$104,443	$116,699	$45,866
(1)We fund all capital requirements. Our partner receives distributions of $1.2 million of annual operating cash flows, plus certain fees for leasing and development, and we receive the remainder.

Unconsolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				March 31, 2026	December 31, 2025
Redshift JV LLC	1/10/2023	10%	3	$20,196	$20,767
BREIT COPT DC JV LLC	6/20/2019	10%	9	8,970	8,941
Quark JV LLC	12/14/2022	10%	2	6,652	6,660
B RE COPT DC JV III LLC	6/2/2021	10%	2	(707)	(600)
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(23,306)	(22,243)
			24	$11,805	$13,525
(1)Included $35.8 million and $36.4 million reported in “investment in unconsolidated real estate joint ventures” and $24.0 million and $22.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Investments with deficit balances are attributable to JV distributions of nonrecourse debt refinancing proceeds in excess of our equity in B RE COPT DC JV III LLC and B RE COPT DC JV II LLC; we are obligated to fund our share of future cash flow requirements, if any, of these joint ventures.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.4 million as of March 31, 2026 and $6.5 million as of December 31, 2025 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Notes receivable from the City of Huntsville	$64,508	$64,461
Other investing loans receivable	8,667	8,970
Amortized cost basis	73,175	73,431
Allowance for credit losses	(3,253)	(3,575)
Investing receivables, net	$69,922	$69,856

The balances above included accrued interest receivable, net of allowance for credit losses, of $673,000 as of March 31, 2026 and $3.8 million as of December 31, 2025.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of March 31, 2026 carries an effective interest rate of 12.0% and matures in 2026.

The fair value of these receivables was approximately $73 million as of March 31, 2026 and December 31, 2025.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Carrying Value (1) as of		March 31, 2026
	March 31, 2026	December 31, 2025
			Stated Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Fixed-rate mortgage debt	$35,786	$36,064	3.82%	June 2026
Variable-rate secured debt	10,080	10,125	SOFR + 0.10% + 1.45% (2)	August 2026
Revolving Development Facility	138,000	96,000	SOFR + 1.25% to 1.90% (3)	October 2029 (4)
Total mortgage and other secured debt	183,866	142,189
Revolving Credit Facility	190,000	54,000	SOFR + 0.725% to 1.400% (5)	October 2029 (6)
Term loan facility	49,932	49,911	SOFR + 0.850% to 1.700% (7)	January 2027 (8)
Unsecured Senior Notes
5.25%, $345,000 aggregate principal (9)	339,956	339,470	5.25% (10)	September 2028
2.00%, $400,000 aggregate principal	398,584	398,459	2.00% (11)	January 2029
4.50%, $400,000 aggregate principal	394,601	394,326	4.50% (12)	October 2030
2.75%, $600,000 aggregate principal	593,767	593,476	2.75% (13)	April 2031
2.90%, $400,000 aggregate principal	396,241	396,130	2.90% (14)	December 2033
2.25%, $400,000 aggregate principal	—	399,812	N/A (15)	N/A (15)
Unsecured note payable	11	61	0% (16)	May 2026
Total debt, net	$2,546,958	$2,767,834
(1)The carrying values of our debt other than the Revolving Development Facility and Revolving Credit Facility reflect net deferred financing costs of $3.8 million as of March 31, 2026 and $4.1 million as of December 31, 2025.
(2)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of March 31, 2026 was 3.1%; excluding the effect of this swap, the weighted average interest rate on this debt as of March 31, 2026 was 5.2%.
(3)The weighted average interest rate on the Revolving Development Facility was 5.0% as of March 31, 2026.
(4)The facility matures in October 2029, with the ability to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility.
(5)The weighted average interest rate on the Revolving Credit Facility was 4.5% as of March 31, 2026.
(6)The facility matures in October 2029, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(7)The interest rate on this loan was 4.7% as of March 31, 2026.
(8)This facility matures in January 2027, with the ability for us to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding term loans under the facility.
(9)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. As of March 31, 2026, the exchange rate of the notes equaled 33.5584 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.80 per common share).
(10)The carrying value of these notes reflects unamortized commissions totaling $4.5 million as of March 31, 2026 and $4.9 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 5.8%.
(11)The carrying value of these notes reflects unamortized discounts and commissions totaling $1.0 million as of March 31, 2026 and $1.1 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 2.1%.
(12)The carrying value of these notes reflects unamortized discounts and commissions totaling $4.1 million as of March 31, 2026 and $4.3 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 4.8%.
(13)The carrying value of these notes reflects unamortized discounts and commissions totaling $5.4 million as of March 31, 2026 and $5.7 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 2.9%.
(14)The carrying value of these notes reflects unamortized discounts and commissions totaling $3.1 million as of March 31, 2026 and $3.2 million as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 3.0%.
(15)The carrying value of these notes reflects unamortized discounts and commissions totaling $153,000 as of December 31, 2025. The effective interest rate under the notes, including amortization of such costs, was 2.5%. Refer to paragraph below for further disclosure.
(16)This note carries an interest rate that, upon assumption, was below market rates and it therefore was recorded at its fair value based on applicable effective interest rates. The carrying value of this note reflects an unamortized discount totaling $1,000 as of December 31, 2025.

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Development Facility, Revolving Credit Facility, term loan facility, and Unsecured Senior Notes. As of March 31, 2026, all of our mortgage and other secured debt was for consolidated real estate joint ventures (see Note 6), except for our Revolving Development Facility.

On March 16, 2026, we repaid at maturity our $400.0 million in 2.25% Senior Notes due 2026 (the “2.25% Notes”).

The table below presents interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest expense at stated interest rate	$4,528	$4,528
Interest expense associated with amortization of debt discount and issuance costs	429	405
Total	$4,957	$4,933

Certain of our debt instruments require that we comply with a number of restrictive financial covenants. As of March 31, 2026, we were compliant with these financial covenants.

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	March 31, 2026
2026 (1)	$45,904
2027	50,000
2028	345,000
2029	728,000
2030	400,000
Thereafter	1,000,000
Total	$2,568,904	(2)
(1)Represents the nine months ending December 31, 2026.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $21.9 million.

We capitalized interest costs of $1.8 million in the three months ended March 31, 2026 and $927,000 in the three months ended March 31, 2025.

The table below presents information pertaining to the fair value of our debt (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,123,149	$2,031,047	$2,521,673	$2,438,332
Other fixed-rate debt	35,797	35,539	36,125	35,649
Variable-rate debt	388,012	389,831	210,036	211,505
	$2,546,958	$2,456,417	$2,767,834	$2,685,486

9.    Interest Rate Derivatives

The table below presents the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2026	December 31, 2025
$10,100	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$70	$114
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	—	(5)
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	—	(2)
						$70	$107
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$70	$114
Interest rate swaps designated as cash flow hedges	Other liabilities	$—	$(7)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income (Loss) Recognized in AOCI on Derivatives		Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025
Interest rate derivatives	$9	$(80)	$46	$562

Based on the fair value of our derivatives as of March 31, 2026, we estimate that approximately $70,000 of net gains will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months.

Our agreements with interest rate derivative counterparties contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of March 31, 2026, we were not in default with any of these provisions. As of March 31, 2026, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below presents the activity for redeemable noncontrolling interest (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$25,506	$23,974
Distributions to noncontrolling interest	(667)	(605)
Net income attributable to noncontrolling interest	667	605
Adjustments for changes in fair value of interest	(376)	(435)
Ending balance	$25,130	$23,539

We determine the fair value of the interest based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partner from the properties underlying the respective joint venture. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancy projections, and estimated operating and development expenditures.

11.    Equity

As of March 31, 2026, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.32 in the three months ended March 31, 2026 and $0.305 in the three months ended March 31, 2025.

See Note 15 for disclosure of common share activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

We have two reportable segments: Defense/IT Portfolio; and Other. We also report on Defense/IT Portfolio sub-segments, which include the following: Fort George G. Meade and the Baltimore/Washington Corridor (“Fort Meade/BW Corridor”); Redstone Arsenal (in Huntsville, Alabama); Northern Virginia Defense/IT Locations (“NoVA Defense/IT”); Lackland Air Force Base (in San Antonio, Texas); locations serving the U.S. Navy (“Navy Support”), which included properties proximate to the Washington Navy Yard in Washington, DC, the Naval Air Station Patuxent River in Maryland, and the Naval Surface Warfare Center Dahlgren Division in Virginia; and data center shells (properties leased to tenants to be operated as data centers in which the tenants fund the costs for the power, fiber connectivity, and data center infrastructure).

We measure the performance of our segments through the measure we define as net operating income from real estate operations (“NOI from real estate operations”), which includes real estate revenues and other segment items, which is comprised of: property operating expenses; and the net of revenues and property operating expenses of real estate operations owned through unconsolidated real estate joint ventures (“UJV” or “UJVs”) that is allocable to our ownership interest (“UJV NOI allocable to COPT Defense”). Property operating expenses represent costs associated with operating our properties, including property taxes, ground rents, utilities, property management, insurance, repairs, and exterior and interior maintenance, as well as associated labor and indirect costs.

Our chief operating decision maker uses budget to actual comparisons of operating expense information on a consolidated basis and for our Same Property pool (defined as our properties stably owned and 100% operational throughout both the current and prior year) to manage expenses associated with operating our properties.

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable, and lease incentives) and the carrying value of investments in UJVs owning operating properties included in our data center shells sub-segment (totaling $11.8 million and $35.1 million as of March 31, 2026 and 2025, respectively), which is net of deficit investment balances in UJVs reported in “other liabilities” on our consolidated balance sheets.

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below presents segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	Redstone Arsenal	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended March 31, 2026
Revenues from real estate operations	$87,533	$20,645	$24,816	$18,354	$8,992	$14,665	$175,005	$19,591	$194,596
Other segment items
Property operating expenses	(36,480)	(7,249)	(10,356)	(8,998)	(4,359)	(2,549)	(69,991)	(11,444)	(81,435)
UJV NOI allocable to COPT Defense	—	—	—	—	—	2,056	2,056	—	2,056
Total other segment items	(36,480)	(7,249)	(10,356)	(8,998)	(4,359)	(493)	(67,935)	(11,444)	(79,379)
NOI from real estate operations	$51,053	$13,396	$14,460	$9,356	$4,633	$14,172	$107,070	$8,147	$115,217
Additions to long-lived assets	$7,646	$882	$2,003	$(56)	$1,679	$—	$12,154	$6,601	$18,755
Transfers from non-operating properties	$116	$2,909	$5	$—	$—	$15,556	$18,586	$388	$18,974
Segment assets at March 31, 2026	$1,454,179	$613,080	$517,239	$193,465	$172,205	$590,649	$3,540,817	$327,328	$3,868,145
Three Months Ended March 31, 2025
Revenues from real estate operations	$84,608	$16,422	$23,162	$16,410	$7,960	$10,865	$159,427	$18,170	$177,597
Other segment items
Property operating expenses	(31,930)	(6,294)	(10,089)	(8,999)	(4,166)	(1,853)	(63,331)	(8,709)	(72,040)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,889	1,889	—	1,889
Total other segment items	(31,930)	(6,294)	(10,089)	(8,999)	(4,166)	36	(61,442)	(8,709)	(70,151)
NOI from real estate operations	$52,678	$10,128	$13,073	$7,411	$3,794	$10,901	$97,985	$9,461	$107,446
Additions to long-lived assets	$8,093	$3,248	$2,556	$119	$3,666	$—	$17,682	$1,733	$19,415
Transfers from non-operating properties	$1,337	$4,266	$18	$—	$—	$3,941	$9,562	$2,774	$12,336
Segment assets at March 31, 2025	$1,441,470	$601,935	$492,384	$197,349	$163,951	$490,998	$3,388,087	$314,871	$3,702,958

The table below reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Segment revenues from real estate operations	$194,596	$177,597
Construction contract and other service revenues	6,041	10,259
Total revenues	$200,637	$187,856

The table below reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
UJV NOI allocable to COPT Defense	$2,056	$1,889
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense, interest expense, gain on sale of real estate, and loss on early extinguishment of debt	(650)	(1,518)
Equity in income of unconsolidated entities	$1,406	$371

As previously discussed, we provide real estate services such as property management, development, and construction services primarily for our properties but also for third parties. The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations (“NOI from service operations”), which is based on the net of revenues and expenses from these activities. Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue. We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below presents the computation of our NOI from service operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Construction contract and other service revenues	$6,041	$10,259
Construction contract and other service expenses	(5,552)	(9,705)
NOI from service operations	$489	$554

The table below reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
NOI from real estate operations	$115,217	$107,446
NOI from service operations	489	554
Depreciation and other amortization associated with real estate operations	(42,685)	(39,359)
General, administrative, leasing, and other expenses	(12,649)	(12,156)
Interest expense	(23,996)	(20,504)
Interest and other income, net	3,955	1,568
Gain on sales of real estate	582	300
Equity in income of unconsolidated entities	1,406	371
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(2,056)	(1,889)
Income tax expense	(124)	(103)
Net income	$40,139	$36,228

The table below reconciles our segment assets to our consolidated total assets (in thousands):

	March 31, 2026	March 31, 2025
Segment assets	$3,868,145	$3,702,958
Operating properties lease liabilities included in segment assets	44,520	48,600
Investment in UJV deficit balance included in segment assets	24,013	3,895
Non-operating property assets	312,587	300,241
Other assets	209,644	194,617
Total consolidated assets	4,458,909	4,250,311

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements. In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, gain on sales of real estate, and equity in income of unconsolidated entities not included in NOI to our real estate segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general, administrative, leasing and other expenses, interest and other income, net, income taxes, and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing, and uncertainty of our revenue (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Construction contract revenue
Guaranteed maximum price	$2,338	$2,630
Firm fixed price	1,742	6,277
Cost-plus fee	1,609	1,071
Other	352	281
	$6,041	$10,259

We recognized an insignificant amount of revenue in the three months ended March 31, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$4,036	$8,828
Ending balance	$2,538	$4,328

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$17,925	$17,050
Ending balance	$15,213	$10,239

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$2,183	$2,016
Ending balance	$1,960	$2,401
Portion of beginning balance recognized in revenue during period	$236	$100

Revenue allocated to the remaining performance obligations under existing contracts as of March 31, 2026 that will be recognized as revenue in future periods was $34.5 million, of which we expect to recognize approximately $30 million in the nine months ending December 31, 2026, and the remainder in 2027.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of March 31, 2026 and December 31, 2025. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three months ended March 31, 2026 and 2025.

14.    Credit Losses on Financial Assets and Other Instruments

The table below presents the activity for our allowance for credit losses for the three months ended March 31, 2026 and 2025 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Other Assets (2)	Total
December 31, 2025	$3,575	$532	$109	$4,216
Net credit loss recoveries (3)	(322)	(10)	(37)	(369)
March 31, 2026	$3,253	$522	$72	$3,847

December 31, 2024	$2,792	$615	$75	$3,482
Net credit loss expense (recoveries) (3)	570	(10)	(45)	515
March 31, 2025	$3,362	$605	$30	$3,997
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)The balances as of March 31, 2026 and December 31, 2025 included insignificant amounts in the lines entitled “accounts receivable, net” and “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The table below presents the amortized cost basis of our investing receivables, tenant notes receivable, and sales-type lease receivables by credit risk classification, by origination year as of March 31, 2026 (in thousands):

	Origination Year
	2021 and Earlier	2022	2023	2024	2025	2026	Total
Investing receivables
Credit risk classification
Investment grade	$62,638	$—	$1,870	$—	$—	$—	$64,508
Non-investment grade	—	—	—	—	8,667	—	8,667
Total	$62,638	$—	$1,870	$—	$8,667	$—	$73,175

Tenant notes receivable
Credit risk classification
Investment grade	$380	$—	$—	$—	$—	$—	$380
Non-investment grade	1,158	—	—	310	19	—	1,487
Total	$1,538	$—	$—	$310	$19	$—	$1,867

Sales-type lease receivables
Credit risk classification
Investment grade	$3,658	$—	$—	$—	$—	$1,520	$5,178

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc., or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in March 2026.

None of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date, as of March 31, 2026.

We did not have any tenant notes receivable on nonaccrual status as of March 31, 2026 and December 31, 2025. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three months ended March 31, 2026 and 2025.

15.    Share-Based Compensation

Restricted Shares

The table below presents restricted shares activity under our share-based compensation plan for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	434,754	$26.56
Granted	221,189	$31.78
Forfeited	(5,757)	$26.72
Vested	(137,165)	$25.95
Unvested as of March 31, 2026	513,021	$28.97

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position.

The aggregate intrinsic value of restricted shares that vested was $4.4 million for the three months ended March 31, 2026.

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

TB-PIUs

The table below presents TB-PIUs activity under our share-based compensation plan for the three months ended March 31, 2026:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	235,903	$26.08
Granted	74,215	$31.78
Vested	(96,694)	$25.72
Unvested as of March 31, 2026	213,424	$28.23

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

The aggregate intrinsic value of TB-PIUs that vested was $3.1 million for the three months ended March 31, 2026.

Performance-Based Awards

On January 1, 2026, we granted certain senior management team members performance-based equity, in the form of either PB-PIUs or performance share units (“PSUs”) as based on the election of the grant recipients. The grant recipients elected to receive, in aggregate, 324,870 PB-PIUs (equal to 200% of the target award) and 4,496 PSUs (equal to 200% of the target award). The performance-based equity awards have a three-year performance period concluding on the earlier of December 31, 2028 or the date of: (1) termination by us without cause, death, or disability of the employee, or constructive discharge of the employee (collectively, “qualified termination”); or (2) a sale event.

The number of earned awards following the end of the performance period will be determined based on the percentile rank of COPT Defense’s total shareholder return (“TSR”) relative to a peer group of companies, as presented in the following schedule:

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

During the performance period, PB-PIUs carry rights to distributions equal to 10% of the distribution rights of common units, while PSUs do not carry such rights. Performance-based awards do not carry redemption or voting rights.

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

The performance-based awards granted on January 1, 2026 had an aggregate grant date fair value of $6.4 million ($39.10 per target-level award) in the form of PB-PIUs and $89,000 ($39.52 per target-level award) in the form of PSUs, which are being recognized over the performance period. The grant date fair values were computed using Monte Carlo models that included the following assumptions: baseline common share value of $27.80; expected volatility for common shares of 23.4%; and a risk-free interest rate of 3.7%.

For PB-PIUs granted to executives on January 1, 2023 that vested on December 31, 2025, COPT Defense’s TSR ranking relative to the peer group companies equated to an earned award payout of 200% of the target award, which resulted in our issuance of 250,070 vested PIUs in settlement of the PB-PIUs on February 5, 2026.

16.    Earnings Per Share (“EPS”)

We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares by the weighted average number of unrestricted common shares outstanding during the period after allocating undistributed earnings between common shareholders and participating securities under the two-class method. Our participating securities include restricted shares and PIUs and deferred share awards not previously settled by common share issuances. Our computation of diluted EPS is similar except that:

•the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to a redeemable noncontrolling interest in a joint venture and share-based compensation awards using the if-converted or treasury stock methods; and
•the numerator is adjusted to add back any changes in income that would result from the assumed conversion into common shares that we add to the denominator.

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs, and deferred share awards and the if-converted method for exchangeable debt (including our 5.25% Notes), common units, redeemable noncontrolling interest, PB-PIUs, PSUs, and vested PIUs and deferred share awards not previously settled by common share issuances.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are presented below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to common shareholders	$38,556	$34,740
Income attributable to share-based compensation awards for basic EPS	(191)	(167)
Numerator for basic EPS on net income attributable to common shareholders	38,365	34,573
Adjustment to income attributable to share-based compensation awards for diluted EPS	30	24
Numerator for diluted EPS on net income attributable to common shareholders	$38,395	$34,597

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,806	112,383
Dilutive effect of share-based compensation awards	1,031	643
Dilutive exchangeable debt	472	—
Denominator for diluted EPS (common shares)	114,309	113,026

Basic EPS attributable to common shareholders	$0.34	$0.31
Diluted EPS attributable to common shareholders	$0.34	$0.31

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2026	2025
Conversion of common units	2,063	2,047
Conversion of redeemable noncontrolling interest	793	873

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 520,000 and 471,000 for the three months ended March 31, 2026 and 2025, respectively; and
•weighted average TB-PIUs of 228,000 for the three months ended March 31, 2026 and 2025.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. This feature of the 5.25% Notes affects our diluted EPS calculation for periods in which the weighted average closing price of our common shares is higher than the exchange price applicable to such periods, which resulted in an additional 472,000 shares in the denominator for diluted EPS for the three months ended March 31, 2026.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims. We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated. As of March 31, 2026, management believes that it is reasonably possible that we could recognize a loss of up to $5.4 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity, or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

Environmental

We are subject to various federal, state and local environmental regulations related to our property ownership and operations. We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations, or liquidity.

In connection with a lease and subsequent sale in prior periods of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications limited to $19 million in the aggregate. We have insurance coverage in place to mitigate most of any potential future losses that may result from these indemnification agreements.

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park. These bonds had a remaining principal balance of approximately $23 million as of March 31, 2026. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of March 31, 2026, we do not expect any such future fundings will be required.

18.    Subsequent Event

On April 23, 2026, we acquired approximately 17 acres of land (to be included in our NoVA Defense/IT sub-segment) for a purchase price of approximately $43 million, subject to a ground lease underlying two fully-leased operating properties located at 15020 and 15030 Conference Center Drive in Chantilly, Virginia.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2026, we:

•finished the period with our portfolio 94.4% occupied and 95.2% leased;
•achieved a tenant retention rate of 90.8%, which was driven by our Defense/IT Portfolio; and
•repaid at maturity $400.0 million in 2.25% Notes on March 16, 2026 using remaining excess available cash and cash equivalents from our prefunding of this debt maturity with a new bond issuance in 2025 and borrowings under our Revolving Credit Facility.

On April 23, 2026, we acquired approximately 17 acres of land for a purchase price of approximately $43 million, subject to a ground lease underlying two fully-leased operating properties located at 15020 and 15030 Conference Center Drive in Chantilly, Virginia.

We discuss significant factors contributing to changes in our net income in the section entitled “Results of Operations.” In addition, the section entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•how we expect to generate and obtain cash for short and long-term capital needs; and
•material cash requirements for known contractual and other obligations.

We refer to the measures annualized rental revenue (“ARR”), “tenant retention rate,” “investment space leasing,” and “vacant space leasing” in this Quarterly Report on Form 10-Q. ARR is a measure that we use to evaluate the sources of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect and rent associated with tenant funded landlord assets). Our computation of ARR excludes the effect of lease incentives. We consider ARR to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment, and industry analysis. In instances in which we report ARR per occupied square foot, the measure excludes revenue from leases not associated with our buildings. Tenant retention rate is a measure we use that represents the percentage of square feet renewed in a period relative to the total square feet scheduled to expire in that period, including the effect of early renewals. Investment space leasing represents vacant space leased within two years of the shell completion date for development properties or the acquisition date for operating property acquisitions. Vacant space leasing represents our vacated second-generation space leased and vacant space leased in development properties and operating property acquisitions after two years from such properties’ shell completion or acquisition date.

For operating portfolio square footage, occupancy, and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q, amounts disclosed include information pertaining to properties owned through unconsolidated real estate joint ventures except for amounts reported for ARR, which represent the portion attributable to our ownership interest.

You should refer to our consolidated financial statements and the notes thereto as you read this section.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates, and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan,” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates, and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates, and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. We caution readers that forward-looking statements reflect our opinion only as of the date on which they were made. You should not place undue reliance on forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
•risks of property acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent, or that development or operating costs may be greater than anticipated;

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
•potential impact of prolonged government shutdowns or budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases, and/or reduced or delayed demand for additional space by existing or new tenants;
•potential additional costs, such as capital improvements, fees, and penalties, associated with environmental laws or regulations;
•adverse changes resulting from other government actions and initiatives, such as changes in taxation, zoning laws, or other regulations;
•our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;
•the dilutive effects of issuing additional common shares; and
•security breaches relating to cyber attacks, cyber intrusions or other factors, and other significant disruptions of our information technology networks and related systems.

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below present occupancy information:

	March 31, 2026	December 31, 2025
Occupancy rates at period end
Total	94.4%	94.0%
Defense/IT Portfolio
Fort Meade/BW Corridor	93.5%	93.6%
Redstone Arsenal	96.1%	96.1%
NoVA Defense/IT	93.9%	93.5%
Lackland Air Force Base	100.0%	100.0%
Navy Support	88.2%	86.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.6%	95.5%
Other	79.7%	76.6%
ARR per occupied square foot at period end	$36.66	$36.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2025	25,147	23,649
Vacated upon lease expiration (1)	—	(131)
Occupancy for new leases	—	212
Other changes	8	8
March 31, 2026	25,155	23,738
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the three months ended March 31, 2026, we leased 1.6 million square feet, including: 1.2 million square feet of renewal leasing (representing a tenant retention rate of 90.8%); 92,000 square feet of vacant space leasing; and 384,000 square feet of investment space leasing.

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

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$40,139	$36,228
Construction contract and other service revenues	(6,041)	(10,259)
Depreciation and other amortization associated with real estate operations	42,685	39,359
Construction contract and other service expenses	5,552	9,705
General, administrative, leasing, and other expenses	12,649	12,156
Interest expense	23,996	20,504
Interest and other income, net	(3,955)	(1,568)
Gain on sales of real estate	(582)	(300)
Equity in income of unconsolidated entities	(1,406)	(371)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	2,056	1,889
Income tax expense	124	103
NOI from real estate operations	$115,217	$107,446

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

Our Same Property pool consisted of 203 properties, comprising 97.6% of our portfolio’s square footage as of March 31, 2026 and 95.8% of NOI from real estate operations for the three months then ended. This pool of properties changed from the pool used for purposes of comparing 2025 and 2024 in our 2025 Annual Report on Form 10-K due to the addition of three properties placed in service and 100% operational on or before January 1, 2025 and two properties acquired in 2024.

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

Comparison of Statements of Operations for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$194,596	$177,597	$16,999
Construction contract and other service revenues	6,041	10,259	(4,218)
Total revenues	200,637	187,856	12,781
Operating expenses
Property operating expenses	81,435	72,040	9,395
Depreciation and amortization associated with real estate operations	42,685	39,359	3,326
Construction contract and other service expenses	5,552	9,705	(4,153)
General, administrative, leasing, and other expenses	12,649	12,156	493
Total operating expenses	142,321	133,260	9,061
Interest expense	(23,996)	(20,504)	(3,492)
Interest and other income, net	3,955	1,568	2,387
Gain on sales of real estate	582	300	282
Equity in income of unconsolidated entities	1,406	371	1,035
Income tax expense	(124)	(103)	(21)
Net income	$40,139	$36,228	$3,911

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2026	2025	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$184,415	$174,117	$10,298
Lease termination revenue, net	1,212	834	378
Collectability loss provisions included in lease revenue	(170)	(2,135)	1,965
Other property revenue	1,599	2,264	(665)
Same Property total revenues	187,056	175,080	11,976
Developed properties placed in service	3,783	23	3,760
Acquired property	1,411	—	1,411
Other	2,346	2,494	(148)
	194,596	177,597	16,999
Property operating expenses
Same Property	(78,731)	(69,923)	(8,808)
Developed properties placed in service	(348)	(5)	(343)
Acquired property	(380)	—	(380)
Other	(1,976)	(2,112)	136
	(81,435)	(72,040)	(9,395)

UJV NOI allocable to COPT Defense
Same Property	2,056	1,889	167

NOI from real estate operations
Same Property	110,381	107,046	3,335
Developed properties placed in service	3,435	18	3,417
Acquired property	1,031	—	1,031
Other	370	382	(12)
	$115,217	$107,446	$7,771

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$102,604	$97,967	$4,637
Other	7,777	9,079	(1,302)
	$110,381	$107,046	$3,335

Same Property rent statistics
Average occupancy rate	94.1%	93.4%	0.7%
Average straight-line rent per occupied square foot (1)	$7.25	$7.07	$0.18
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due in large part to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher utility expenses (largely due to rate increases) and real estate taxes (due to our recognition in 2025 of prior year taxes refunded upon appeal), the effect of which was mostly offset by increased tenant expense reimbursements;
•developed properties placed in service reflects the effect of three properties placed in service in 2025; and
•acquired property includes one operating office property acquired in 2025.

NOI from Service Operations

	For the Three Months Ended March 31,
	2026	2025	Variance
	(in thousands)
Construction contract and other service revenues	$6,041	$10,259	$(4,218)
Construction contract and other service expenses	(5,552)	(9,705)	4,153
NOI from service operations	$489	$554	$(65)

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

Interest Expense

Interest expense increased in the current period due primarily to increased debt outstanding resulting from our issuance in October 2025 of $400.0 million of 4.50% Senior Notes due 2030 (the “4.50% Notes”) to prefund the repayment at maturity of our 2.25% Notes on March 16, 2026.

Interest and Other Income, Net

Interest and other income, net increased in the current period due in large part to interest income earned by a portion of the proceeds from the 4.50% Notes being invested in short-term interest-bearing money market accounts prior to repayment of the 2.25% Notes on March 16, 2026.

Funds from Operations

Funds from operations (“FFO”) is defined as net income or loss computed using GAAP, excluding gains on sales and impairment losses of real estate and investments in UJVs (net of associated income tax), and real estate-related depreciation and amortization. FFO also includes adjustments to net income or loss for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe that we use the National Association of Real Estate Investment Trusts (“Nareit”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains on sales and impairment losses of real estate (net of associated income tax) and real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income or loss is the most directly comparable GAAP measure to FFO.

Since FFO excludes certain items includable in net income or loss, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in balance with other GAAP and non-GAAP measures. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income or loss when evaluating our financial performance or to cash flow from operating, investing, and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities, and (4) Basic FFO allocable to share-based compensation awards. With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders. Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions. We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares. We believe that net income or loss is the most directly comparable GAAP measure to Basic FFO. Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares. We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below. We believe that net income or loss is the most directly comparable GAAP measure to Diluted FFO. Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures. Diluted FFO (which includes discontinued operations) is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income or loss when evaluating our financial performance or to cash flow from operating, investing, and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs (for acquisitions classified as business combinations); gain or loss on early extinguishment of debt; demolition costs on redevelopment and nonrecurring improvements; FFO associated with properties that secured non-recourse debt on which we defaulted and, subsequently, extinguished, via conveyance of such properties (including property NOI, interest expense, and gains on debt extinguishment); loss on interest rate derivatives; and executive transition costs associated with named executive officers. This measure also includes adjustments for the effects of the items noted above pertaining to UJVs that were allocable to our ownership interest in the UJVs. We believe this to be a useful supplemental measure alongside Diluted FFO as it excludes gains and losses from certain investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that net income or loss is the most directly comparable GAAP measure to this non-GAAP measure. This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

Diluted FFO per share is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period, and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged. We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income or loss available to common shareholders. In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe that Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share. Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period, and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged. We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results. We believe this to be a useful supplemental measure alongside Diluted FFO per share as it excludes gains and losses from investing and financing activities and certain other items that we believe are not closely correlated to (or associated with) our operating performance. We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure. This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

The computations for all of the above measures on a diluted basis assume the conversion of common units in CDPLP but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

The table below presents the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars and shares in thousands, except per share data)
Net income	$40,139	$36,228
Real estate-related depreciation and amortization	42,685	39,359
Gain on sales of real estate	(582)	(300)
Depreciation and amortization on UJVs allocable to COPT Defense	742	741
Gain on sale of real estate on unconsolidated real estate JV	(1,146)	—
FFO	81,838	76,028
FFO allocable to other noncontrolling interests	(1,131)	(1,158)
Basic FFO allocable to share-based compensation awards	(603)	(530)
Basic FFO available to common share and common unit holders	80,104	74,340
Diluted FFO adjustments allocable to share-based compensation awards	64	53
Diluted FFO available to common share and common unit holders and as adjusted for comparability	$80,168	$74,393

Weighted average common shares	112,806	112,383
Conversion of weighted average common units	2,063	2,047
Weighted average common shares/units - Basic FFO per share	114,869	114,430
Dilutive effect of share-based compensation awards	1,031	643
Dilutive exchangeable debt	472	—
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	116,372	115,073

Diluted EPS	$0.34	$0.31
Diluted FFO per share	$0.69	$0.65
Diluted FFO per share, as adjusted for comparability	$0.69	$0.65

Denominator for diluted EPS	114,309	113,026
Weighted average common units	2,063	2,047
Denominator for diluted FFO per share and as adjusted for comparability	116,372	115,073

Property Additions

The table below presents the major components of our additions to properties for the three months ended March 31, 2026 (in thousands):

Properties in development or held for future development	$44,535
Tenant improvements on operating properties (1)	13,003
Capital improvements on operating properties	1,142
$58,680
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities increased $24.3 million when comparing the three months ended March 31, 2026 and 2025, which was driven by increased cash flow from real estate operations due in large part to increased rental and occupancy rates and growth in our operating portfolio.

Net cash flow used in investing activities increased $12.8 million when comparing the three months ended March 31, 2026 and 2025 due primarily to increased cash outlays for property development activities in the current period, offset in part by the effect of investing receivables funded in the prior period.

Net cash flow used in financing activities in the three months ended March 31, 2026 was $260.2 million, and included primarily the following:

•net repayments of debt borrowings during the period of $222.4 million, which included our repayment at maturity of $400.0 million in 2.25% Notes; and
•dividends to common shareholders of $34.6 million.

Net cash flow used in financing activities in the three months ended March 31, 2025 was $16.2 million, and included primarily the following:

•net proceeds of debt borrowings during the period of $19.5 million; and
•dividends to common shareholders of $33.3 million.

Supplemental Guarantor Information

As of March 31, 2026, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of March 31, 2026, we had $28.6 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $800.0 million. The facility matures in October 2029 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $610.0 million as of March 31, 2026.

We also have a Revolving Development Facility with a maximum borrowing capacity of $200.0 million. The facility matures in October 2029 and may be extended by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility. Our available borrowing capacity under the facility totaled $62.0 million as of March 31, 2026.

We expect to use our Revolving Development Facility to fund most of our property development cash requirements and subsequently pay it down as development properties are placed into service using cash available from operations, any excess available cash and cash equivalents, and borrowings from our Revolving Credit Facility. We expect to use our Revolving Credit Facility to initially fund most of the cash requirements from our other investing activities, including development cash requirements in excess of Revolving Development Facility available borrowings, as well as pay downs of the Revolving Development Facility discussed above and certain debt balloon payments due upon maturity; we expect to pay down this facility using cash available from operations and proceeds from financing and/or investing activities, such as long-term borrowings, equity issuances, and sales of interests in properties.

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
•construction contract expenses;
•general, administrative, leasing, and other expenses;
•debt service, including interest expense;
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $80 million during the remainder of 2026);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2026 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2026, we expect to spend $125 million to $155 million on costs for properties actively under development, most of which was contractually obligated as of March 31, 2026, and have $45.6 million in debt balloon payments maturing in 2026. During the remainder of 2026 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded using any excess available cash and cash equivalents and borrowings under our Revolving Development Facility and Revolving Credit Facility.

We provide disclosure in our consolidated financial statements on our future lessee obligations (expected to be funded primarily by cash flow from operations) in Note 5 and future debt obligations (expected to be funded by any remaining excess available cash and cash equivalents, refinanced by new debt borrowings, or funded by future equity issuances and/or sales of interests in properties) in Note 8.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service, and maximum secured indebtedness ratio. As of March 31, 2026, we were compliant with these covenants.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility, Revolving Development Facility, and other variable-rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases. Increases in interest rates can also result in increased interest expense when our fixed-rate debt matures and needs to be refinanced.

The table below presents our debt obligations and weighted average interest rates on debt maturing each year as of March 31, 2026 (dollars in thousands):

	For the Periods Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Debt
Fixed rate debt (1)	$35,804	$—	$345,000	$400,000	$400,000	$1,000,000	$2,180,804
Weighted average interest rate	3.82%	—%	5.25%	2.00%	4.25%	2.81%	3.33%
Variable rate debt (2)	$10,100	$50,000	$—	$328,000	$—	$—	$388,100
Weighted average interest rate (3)	5.17%	4.72%	—%	4.73%	—%	—%	4.74%
(1)Represents principal maturities only and therefore excludes net discounts and deferred financing costs of $21.9 million.
(2)Maturities in 2027 may be extended to 2028 and maturities in 2029 may be extended to 2030, both subject to certain conditions.
(3)Represents interest rates in effect for variable-rate debt as of March 31, 2026.

The fair value of our debt was $2.5 billion as of March 31, 2026. If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $82 million as of March 31, 2026.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of March 31, 2026 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $170,000 in the three months ended March 31, 2026 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.         Risk Factors

 There have been no material changes to the risk factors included in our 2025 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our trustees or executive officers adopted or terminated contracts, instructions, or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1
COPT Defense Properties and COPT Defense Properties, L.P. Second Amended and Restated Executive Change in Control and Severance Plan adopted January 30, 2026 (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.2
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.3
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Britt A. Snider (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.4
Letter Agreement, dated January 30, 2026, between COPT Defense Properties, COPT Defense Properties, L.P., and Anthony Mifsud (filed with the Company’s Current Report on Form 8-K on February 4, 2026 and incorporated herein by reference).

10.5	Form of COPT Defense Properties Restricted Share Award Certificate (2017 Omnibus Equity and Incentive Plan) (filed herewith).

22.1	List of Subsidiary Issuers of Guaranteed Securities (filed herewith).

31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

COPT DEFENSE PROPERTIES

Date:	May 6, 2026	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	May 6, 2026	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer