Form 10-Q
period 2026-06-30
COPT DEFENSE PROPERTIES
filed 2026-08-03
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)
 (443) 285-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of July 20, 2026, 113,410,458 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Properties, net
Operating properties, net	$3,521,326	$3,500,087
Projects in development or held for future development	292,142	283,390
Total properties, net	3,813,468	3,783,477
Property - operating lease right-of-use assets	47,405	50,383
Assets held for sale	11,194	—
Cash and cash equivalents	24,157	274,986
Investments in unconsolidated real estate joint ventures	35,521	36,368
Accounts receivable, net	53,567	58,185
Deferred rent receivable	183,463	177,921
Lease incentives, net	72,508	72,347
Investments in sales-type leases, net	48,250	3,830
Deferred leasing costs (net of accumulated amortization of $45,102 and $44,127, respectively)	76,113	75,052
Investing receivables (net of allowance for credit losses of $2,238 and $3,575, respectively)	72,637	69,856
Prepaid expenses and other assets, net	76,998	99,385
Total assets	$4,515,281	$4,701,790
Liabilities and equity
Liabilities
Debt, net	$2,592,436	$2,767,834
Accounts payable and accrued expenses	115,668	147,200
Rents received in advance and security deposits	37,541	37,914
Dividends and distributions payable	37,111	35,205
Deferred revenue associated with operating leases	50,560	47,714
Property - operating lease liabilities	42,485	45,012
Other liabilities	33,638	33,236
Total liabilities	2,909,439	3,114,115
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	24,881	25,506
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 113,411,882 at June 30, 2026 and 113,210,642 at December 31, 2025)	1,134	1,132
Additional paid-in capital	2,503,639	2,502,661
Cumulative distributions in excess of net income	(976,558)	(988,957)
Accumulated other comprehensive income (loss)	9	(61)
Total shareholders’ equity	1,528,224	1,514,775
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	34,296	29,317
Other consolidated entities	18,441	18,077
Noncontrolling interests in subsidiaries	52,737	47,394
Total equity	1,580,961	1,562,169
Total liabilities, redeemable noncontrolling interest, and equity	$4,515,281	$4,701,790

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Lease revenue	$188,806	$175,598	$381,777	$350,906
Other property revenue	1,820	1,859	3,445	4,148
Construction contract and other service revenues	6,766	12,458	12,807	22,717
Total revenues	197,392	189,915	398,029	377,771
Operating expenses
Property operating expenses	72,586	66,915	154,021	138,955
Depreciation and amortization associated with real estate operations	42,289	39,573	84,974	78,932
Construction contract and other service expenses	6,023	11,873	11,575	21,578
General, administrative, leasing, and other expenses	13,264	11,911	25,913	24,067
Total operating expenses	134,162	130,272	276,483	263,532
Interest expense	(24,444)	(20,938)	(48,440)	(41,442)
Interest and other income, net	2,973	1,223	6,928	2,791
Gain on sales of real estate	6,442	—	7,024	300
Income before equity in income of unconsolidated entities and income taxes	48,201	39,928	87,058	75,888
Equity in income of unconsolidated entities	392	355	1,798	726
Income tax expense	(34)	(117)	(158)	(220)
Net income	48,559	40,166	88,698	76,394
Net income attributable to noncontrolling interests
Common units in CDPLP	(1,038)	(846)	(1,850)	(1,572)
Other consolidated entities	(1,084)	(973)	(1,855)	(1,735)
Net income attributable to common shareholders	$46,437	$38,347	$84,993	$73,087

Earnings per common share
Net income attributable to common shareholders - basic	$0.41	$0.34	$0.75	$0.65
Net income attributable to common shareholders - diluted	$0.40	$0.34	$0.74	$0.64

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$48,559	$40,166	$88,698	$76,394
Other comprehensive loss
Unrealized (loss) income on interest rate derivatives	(1)	274	8	194
Reclassification adjustments on interest rate derivatives recognized in interest expense	(52)	(366)	(98)	(928)
Total other comprehensive loss	(53)	(92)	(90)	(734)
Comprehensive income	48,506	40,074	88,608	75,660
Comprehensive income attributable to noncontrolling interests	(2,094)	(1,788)	(3,545)	(3,219)
Comprehensive income attributable to common shareholders	$46,412	$38,286	$85,063	$72,441

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended June 30, 2025
Balance at March 31, 2025 (112,882,315 common shares outstanding)	$1,129	$2,492,454	$(1,003,120)	$403	$47,425	$1,538,291
Redemption of common units	—	—	—	—	(27)	(27)
Share-based compensation (46,973 shares issued, net of redemptions)	—	1,195	—	—	1,958	3,153
Redemption of vested equity awards	—	(84)	—	—	—	(84)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,576	—	—	(1,576)	—
Comprehensive income	—	—	38,347	(61)	1,058	39,344
Dividends	—	—	(34,445)	—	—	(34,445)
Distributions to owners of common units in CDPLP	—	—	—	—	(764)	(764)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	281	—	—	—	281
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741

For the Three Months Ended June 30, 2026
Balance at March 31, 2026 (113,377,523 common shares outstanding)	$1,134	$2,500,341	$(986,706)	$34	$51,838	$1,566,641
Redemption of common units	—	—	—	—	(82)	(82)
Share-based compensation (34,359 shares issued, net of redemptions)	—	1,351	—	—	2,279	3,630
Redemption of vested equity awards	—	(112)	—	—	—	(112)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,810	—	—	(1,810)	—
Comprehensive income	—	—	46,437	(25)	1,335	47,747
Dividends	—	—	(36,289)	—	—	(36,289)
Distributions to owners of common units in CDPLP	—	—	—	—	(815)	(815)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	249	—	—	—	249
Balance at June 30, 2026 (113,411,882 common shares outstanding)	$1,134	$2,503,639	$(976,558)	$9	$52,737	$1,580,961

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Six Months Ended June 30, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (11,589 shares)	—	156	—	—	(156)	—
Redemption of common units	—	—	—	—	(340)	(340)
Share-based compensation (214,239 shares issued, net of redemptions)	2	2,252	—	—	3,841	6,095
Redemption of vested equity awards	—	(1,209)	—	—	—	(1,209)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(862)	—	—	862	—
Comprehensive income	—	—	73,087	(646)	1,884	74,325
Dividends	—	—	(68,904)	—	—	(68,904)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,520)	(1,520)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	716	—	—	—	716
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741

For the Six Months Ended June 30, 2026
Balance at December 31, 2025 (113,210,642 common shares outstanding)	$1,132	$2,502,661	$(988,957)	$(61)	$47,394	$1,562,169
Redemption of common units	—	—	—	—	(208)	(208)
Share-based compensation (201,240 shares issued, net of redemptions)	2	2,589	—	—	4,487	7,078
Redemption of vested equity awards	—	(1,654)	—	—	—	(1,654)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	(582)	—	—	582	—
Comprehensive income	—	—	84,993	70	2,119	87,182
Dividends	—	—	(72,594)	—	—	(72,594)
Distributions to owners of common units in CDPLP	—	—	—	—	(1,622)	(1,622)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(15)	(15)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	625	—	—	—	625
Balance at June 30, 2026 (113,411,882 common shares outstanding)	$1,134	$2,503,639	$(976,558)	$9	$52,737	$1,580,961

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Reconciliation of net income to net cash provided by operating activities
Net income	$88,698	$76,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	85,856	79,942
Amortization of deferred financing costs and net debt discounts	3,919	3,435
Change in net deferred rent receivable and liability	(2,582)	(10,091)
Gain on sales of real estate	(7,024)	(300)
Share-based compensation	6,562	5,778
Other	(2,661)	745
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	5,638	(1,566)
Decrease in lease incentives, investments in sales-type leases, and prepaid expenses and other assets, net	17,572	19,637
Decrease in accounts payable, accrued expenses, and other liabilities	(8,127)	(13,241)
Decrease in rents received in advance and security deposits	(373)	(761)
Net cash provided by operating activities	187,478	159,972
Cash flows from investing activities
Properties in development or held for future development	(107,859)	(93,224)
Tenant improvements on operating properties	(29,528)	(26,636)
Other capital improvements on operating properties	(8,299)	(10,301)
Proceeds from sales of properties	8,614	184
Investing receivables funded	—	(9,481)
Leasing costs paid	(6,901)	(8,906)
Acquisition of investment in sales-type lease	(43,232)	—
Other	1,703	(209)
Net cash used in investing activities	(185,502)	(148,573)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	406,000	191,000
Revolving Development Facility	73,000	—
Repayments of debt
Revolving Credit Facility	(188,000)	(146,000)
Revolving Development Facility	(33,000)	—
Unsecured senior notes	(400,000)	—
Scheduled principal amortization	(657)	(918)
Other debt repayments	(35,603)	—
Common share dividends paid	(70,834)	(67,718)
Other	(5,156)	(4,077)
Net cash used in financing activities	(254,250)	(27,713)
Net decrease in cash and cash equivalents and restricted cash	(252,274)	(16,314)
Cash and cash equivalents and restricted cash
Beginning of period	276,431	39,697
End of period	$24,157	$23,383

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$274,986	$38,284
Restricted cash at beginning of period	1,445	1,413
Cash and cash equivalents and restricted cash at beginning of period	$276,431	$39,697

Cash and cash equivalents at end of period	$24,157	$21,288
Restricted cash at end of period	—	2,095
Cash and cash equivalents and restricted cash at end of period	$24,157	$23,383
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$(47,901)	$(37,985)
Supplemental schedule of non-cash investing and financing activities
Decrease in accrued capital improvements, leasing, and other investing activity costs	$(24,675)	$(7,745)
Recognition of operating lease right-of-use assets and related lease liabilities	$—	$302
Recognition of finance lease right-of-use assets and related lease liabilities	$724	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive income/loss and noncontrolling interests	$(90)	$(734)
Dividends/distributions payable	$37,111	$35,214
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$156
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$582	$862
Decrease in redeemable noncontrolling interest and increase in equity to adjust for changes in fair value of redeemable noncontrolling interest	$(625)	$(716)

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company,” “we,” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating, and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and its defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. Our property portfolio is predominantly comprised of office properties and single-tenant data center shells. As of June 30, 2026, our Defense/IT Portfolio included:

•202 operating properties totaling 23.3 million square feet. We owned 24 of these properties totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•six properties under development that will total approximately 885,000 square feet upon completion; and
•approximately 950 acres of land controlled that we believe could be developed into approximately 10.2 million square feet.

We also owned six other operating properties totaling 2.0 million square feet and approximately 10 acres of other developable land in the Greater Washington, DC/Baltimore region as of June 30, 2026.

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

Equity interests in CDPLP are in the form of common and preferred units. As of June 30, 2026, COPT Defense owned 97.1% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

Consolidated Statements of Cash Flows

Effective June 30, 2026, we retrospectively changed the presentation of our consolidated statements of cash flows from the direct method to the indirect method to align with the presentation commonly used by the real estate industry.

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

In November 2025, the FASB amended existing hedge accounting guidance under generally accepted accounting principles in the United States of America (“GAAP”) to more closely align with the economics of an entity’s risk management activities by increasingly enabling entities to achieve and maintain hedge accounting for highly-effective economic hedges of forecasted transactions. This guidance is effective for us for interim and annual periods beginning after December 15, 2026. Early adoption is permitted. We expect to apply this guidance prospectively to financial statements issued for reporting periods after our adoption of the guidance. We are currently assessing the application of this guidance on our future consolidated financial statements.

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

3.     Fair Value Measurements

Recurring Fair Value Measurements

The fair values of our interest rate derivatives, as disclosed in Note 9, are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, as of June 30, 2026, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments were not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables), and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments. For our disclosure of investments in sales-type leases fair values in Note 5, we estimated the fair value predominantly based on the acquisition price of our most recent investment on April 23, 2026 (see Note 5) (categorized within Level 3 of the fair value hierarchy). The fair values of our investing receivables, as disclosed in Note 7, were based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. For our disclosure of debt fair values in Note 8, we estimated the fair value of our unsecured senior notes based on quoted market rates for our senior notes (categorized within Level 1 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.

The table below presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2026 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (1)
Interest rate derivatives	$—	$17	$—	$17
(1)Included in the line entitled “prepaid expenses and other assets, net” on our consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$519,256	$519,256
Buildings and improvements	4,761,481	4,663,198
Less: Accumulated depreciation	(1,759,411)	(1,682,367)
Operating properties, net	$3,521,326	$3,500,087

We had land in Hanover, Maryland previously included in total properties, net on our consolidated balance sheet that was classified as assets held for sale as of June 30, 2026.

On April 23, 2026, we acquired approximately 17 acres of land for a purchase price of $43.0 million, subject to a ground lease underlying two fully-leased operating properties located at 15020 and 15030 Conference Center Drive in Chantilly, Virginia (included in the NoVA Defense/IT sub-segment of our Defense/IT Portfolio reportable segment). We recorded this transaction as an investment in a sales-type lease (see Note 5).

On May 1, 2026, we sold non-operating properties in Aberdeen, Maryland for $8.5 million and recognized a gain on sale of $6.4 million.

5.    Leases

Lessor Arrangements

We lease real estate properties, comprised primarily of office properties and data center shells, to third parties. These leases encompass all, or a portion, of properties, with various expiration dates. Our lease revenue is primarily comprised of: fixed-lease revenue from operating leases, including contractual rent billings under leases recognized on a straight-line basis over lease terms and amortization of lease incentives and above- and below-market lease intangibles; and variable-lease revenue, including tenant expense recoveries, lease termination revenue, and other revenue from tenants that is not fixed under leases.

As discussed in Note 4, in connection with our acquisition of land subject to a ground lease on April 23, 2026, we recorded an investment in a sales-type lease of $43.2 million. Our consolidated balance sheets included net investments in sales-type leases totaling $48.3 million as of June 30, 2026 and $3.8 million as of December 31, 2025, which approximated the estimated fair value of these investments.

The table below presents our composition of lease revenue recognized (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Revenue	2026	2025	2026	2025
Fixed-lease revenue from operating leases	$143,807	$136,256	$286,196	$267,867
Variable-lease revenue	44,322	39,264	94,826	82,881
Sales-type lease interest income	677	78	755	158
	$188,806	$175,598	$381,777	$350,906

Lessee Arrangements

As of June 30, 2026, our consolidated balance sheet included $53.4 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	June 30, 2026	December 31, 2025
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$47,405	$50,383
Finance leases - Property	Prepaid expenses and other assets, net	6,041	5,373
Total right-of-use assets		$53,446	$55,756
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$42,485	$45,012
Finance leases - Property	Other liabilities	1,070	363
Total lease liabilities		$43,555	$45,375

As of June 30, 2026, our operating leases had a weighted average remaining lease term of 43 years and a weighted average discount rate of 7.4%, while our finance leases had a weighted average remaining lease term of five years and a weighted average discount rate of 7.9%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost		2026	2025	2026	2025
Operating lease cost
Property leases - fixed	Property operating expenses	$2,276	$2,271	$4,552	$4,537
Property leases - variable	Property operating expenses	27	27	54	54
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	29	18	57	37
Interest on lease liabilities	Interest expense	8	9	16	18
		$2,340	$2,325	$4,679	$4,646

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,101	$3,917
Operating cash flows for finance leases	$16	$18
Financing cash flows for finance leases	$16	$14

Payments on property leases were due as follows (in thousands):

	June 30, 2026
Year Ending December 31,	Operating Leases	Finance Leases
2026 (1)	$4,118	$305
2027	8,418	214
2028	2,838	216
2029	2,094	218
2030	2,129	171
Thereafter	151,870	153
Total lease payments	171,467	1,277
Less: Amount representing interest	(128,982)	(207)
Lease liability	$42,485	$1,070
(1)Represents the six months ending December 31, 2026.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		June 30, 2026
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$803,155	$68,904	$69,579	$—
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	143,450	—	2,049	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	108,155	15,466	14,552	10,035
				$1,054,760	$84,370	$86,180	$10,035
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

Unconsolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				June 30, 2026	December 31, 2025
Redshift JV LLC	1/10/2023	10%	3	$20,131	$20,767
BREIT COPT DC JV LLC	6/20/2019	10%	9	8,745	8,941
Quark JV LLC	12/14/2022	10%	2	6,645	6,660
B RE COPT DC JV III LLC	6/2/2021	10%	2	(810)	(600)
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(23,487)	(22,243)
			24	$11,224	$13,525
(1)Included $35.5 million and $36.4 million reported in “investments in unconsolidated real estate joint ventures” and $24.3 million and $22.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Investments with deficit balances are attributable to JV distributions of nonrecourse debt refinancing proceeds in excess of our equity in B RE COPT DC JV III LLC and B RE COPT DC JV II LLC; we are obligated to fund our share of future cash flow requirements, if any, of these joint ventures.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.4 million as of June 30, 2026 and $6.5 million as of December 31, 2025 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Notes receivable from the City of Huntsville	$66,117	$64,461
Other investing loans receivable	8,758	8,970
Amortized cost basis	74,875	73,431
Allowance for credit losses	(2,238)	(3,575)
Investing receivables, net	$72,637	$69,856

The balances above included accrued interest receivable, net of allowance for credit losses, of $2.3 million as of June 30, 2026 and $3.8 million as of December 31, 2025.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. Our other investing loan receivable as of June 30, 2026 carries an effective interest rate of 12.0% and matures in 2026.

The estimated fair value of these receivables approximated the amortized cost basis of the receivables.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	June 30, 2026	December 31, 2025	June 30, 2026
			Effective Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Variable-rate secured debt	$10,040	$10,160	SOFR + 0.10% + 1.45% (1)	August 2026
Revolving Development Facility	136,000	96,000	SOFR + 1.25% to 1.90% (2)	October 2029 (3)
Fixed-rate mortgage debt	—	36,079	N/A	N/A
Total mortgage and other secured debt	146,040	142,239
Revolving Credit Facility	272,000	54,000	SOFR + 0.725% to 1.400% (4)	October 2029 (5)
Term loan facility	50,000	50,000	SOFR + 0.850% to 1.700% (6)	January 2027 (7)
Unsecured Senior Notes
5.25%, $345,000 aggregate principal (8)	345,000	345,000	5.8%	September 2028
2.00%, $400,000 aggregate principal	400,000	400,000	2.1%	January 2029
4.50%, $400,000 aggregate principal	400,000	400,000	4.8%	October 2030
2.75%, $600,000 aggregate principal	600,000	600,000	2.9%	April 2031
2.90%, $400,000 aggregate principal	400,000	400,000	3.0%	December 2033
2.25%, $400,000 aggregate principal	—	400,000	N/A	N/A
Unsecured note payable	—	61	N/A	N/A
Total debt	2,613,040	2,791,300
Net unamortized discounts and commissions	(17,089)	(19,382)
Net deferred financing costs	(3,515)	(4,084)
Total debt, net	$2,592,436	$2,767,834
(1)Including the effect of an interest rate swap that hedges the risk of interest rate changes, the weighted average interest rate on our variable-rate secured debt as of June 30, 2026 was 3.1%; excluding the effect of this swap, the weighted average interest rate on this debt as of June 30, 2026 was 5.2%.
(2)The weighted average interest rate on the Revolving Development Facility was 5.0% as of June 30, 2026.
(3)The facility matures in October 2029, with the ability to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility.
(4)The weighted average interest rate on the Revolving Credit Facility was 4.5% as of June 30, 2026.
(5)The facility matures in October 2029, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(6)The interest rate on this loan was 4.7% as of June 30, 2026.
(7)This facility matures in January 2027, with the ability for us to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding term loans under the facility.
(8)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. As of June 30, 2026, the exchange rate of the notes equaled 33.5907 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.77 per common share).

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Development Facility, Revolving Credit Facility, term loan facility, and Unsecured Senior Notes. As of June 30, 2026, all of our mortgage and other secured debt was for consolidated real estate joint ventures (see Note 6), except for our Revolving Development Facility.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants. As of June 30, 2026, we were compliant with these financial covenants.

On March 16, 2026, we repaid at maturity $400.0 million in 2.25% Senior Notes due 2026 (the “2.25% Notes”).

The table below presents interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense at stated interest rate	$4,528	$4,528	$9,056	$9,056
Interest expense associated with amortization of debt discount and issuance costs	435	410	864	815
Total	$4,963	$4,938	$9,920	$9,871

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	June 30, 2026
2026 (1)	$10,040
2027	50,000
2028	345,000
2029	808,000
2030	400,000
Thereafter	1,000,000
Total	$2,613,040	(2)
(1)Represents the six months ending December 31, 2026.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and deferred financing costs of $20.6 million.

We capitalized interest costs of $1.7 million in the three months ended June 30, 2026, $1.1 million in the three months ended June 30, 2025, $3.5 million in the six months ended June 30, 2026, and $2.1 million in the six months ended June 30, 2025.

The table below presents information pertaining to the fair value of our debt (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,124,448	$2,031,086	$2,521,673	$2,438,332
Other fixed-rate debt	—	—	36,125	35,649
Variable-rate debt	467,988	468,523	210,036	211,505
	$2,592,436	$2,499,609	$2,767,834	$2,685,486

9.    Interest Rate Derivatives

The table below presents the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2026	December 31, 2025
$10,040	(1)	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$17	$114
$150,000		3.742%	One-Month SOFR	2/1/2023	2/2/2026	—	(5)
$50,000		3.747%	One-Month SOFR	2/1/2023	2/2/2026	—	(2)
						$17	$107
(1)The notional amount of this instrument is scheduled to amortize to $10.0 million.

Each of these swaps was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

		Fair Value at
Derivatives	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$17	$114
Interest rate swaps designated as cash flow hedges	Other liabilities	$—	$(7)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of (Loss) Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Interest rate derivatives	$(1)	$274	$8	$194	$52	$366	$98	$928

Based on the fair value of our derivatives as of June 30, 2026, we estimate that $17,000 of net gains will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months.

Our agreements with interest rate derivative counterparties contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of June 30, 2026, we were not in default with any of these provisions. As of June 30, 2026, we did not have any derivatives in liability positions.

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below presents the activity for redeemable noncontrolling interest (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Beginning balance	$25,506	$23,974
Distributions to noncontrolling interest	(1,426)	(1,335)
Net income attributable to noncontrolling interest	1,426	1,335
Adjustments for changes in fair value of interest	(625)	(716)
Ending balance	$24,881	$23,258

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

11.    Equity

As of June 30, 2026, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.32 in the three months ended June 30, 2026, $0.305 in the three months ended June 30, 2025, $0.64 in the six months ended June 30, 2026, and $0.61 in the six months ended June 30, 2025.

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

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable, lease incentives, and investments in sale-type leases) and the carrying value of investments in UJVs owning operating properties included in our data center shells sub-segment (totaling $11.2 million and $34.7 million as of June 30, 2026 and 2025, respectively), which is net of deficit investment balances in UJVs reported in “other liabilities” on our consolidated balance sheets.

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below presents segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	Redstone Arsenal	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended June 30, 2026
Revenues from real estate operations	$81,932	$20,137	$24,824	$19,552	$9,523	$15,957	$171,925	$18,701	$190,626
Other segment items
Property operating expenses	(28,538)	(6,715)	(9,336)	(9,849)	(4,104)	(4,039)	(62,581)	(10,005)	(72,586)
UJV NOI allocable to COPT Defense	—	—	—	—	—	2,050	2,050	—	2,050
Total other segment items	(28,538)	(6,715)	(9,336)	(9,849)	(4,104)	(1,989)	(60,531)	(10,005)	(70,536)
NOI from real estate operations	$53,394	$13,422	$15,488	$9,703	$5,419	$13,968	$111,394	$8,696	$120,090
Additions to long-lived assets	$12,510	$2,624	$1,575	$391	$1,869	$—	$18,969	$5,256	$24,225
Transfers from non-operating properties	$41,020	$2,001	$826	$—	$—	$6,674	$50,521	$297	$50,818
Three Months Ended June 30, 2025
Revenues from real estate operations	$81,337	$18,977	$22,018	$17,475	$8,258	$10,644	$158,709	$18,748	$177,457
Other segment items
Property operating expenses	(26,897)	(6,160)	(8,858)	(9,241)	(3,856)	(1,783)	(56,795)	(10,120)	(66,915)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,870	1,870	—	1,870
Total other segment items	(26,897)	(6,160)	(8,858)	(9,241)	(3,856)	87	(54,925)	(10,120)	(65,045)
NOI from real estate operations	$54,440	$12,817	$13,160	$8,234	$4,402	$10,731	$103,784	$8,628	$112,412
Additions to long-lived assets	$9,971	$6,938	$3,263	$98	$2,746	$—	$23,016	$3,629	$26,645
Transfers from non-operating properties	$13,896	$14,356	$(2)	$—	$2	$5,325	$33,577	$2,225	$35,802
Six Months Ended June 30, 2026
Revenues from real estate operations	$169,465	$40,782	$49,640	$37,906	$18,515	$30,622	$346,930	$38,292	$385,222
Other segment items
Property operating expenses	(65,018)	(13,964)	(19,692)	(18,847)	(8,463)	(6,588)	(132,572)	(21,449)	(154,021)
UJV NOI allocable to COPT Defense	—	—	—	—	—	4,106	4,106	—	4,106
Total other segment items	(65,018)	(13,964)	(19,692)	(18,847)	(8,463)	(2,482)	(128,466)	(21,449)	(149,915)
NOI from real estate operations	$104,447	$26,818	$29,948	$19,059	$10,052	$28,140	$218,464	$16,843	$235,307
Additions to long-lived assets	$20,156	$3,506	$3,578	$335	$3,548	$—	$31,123	$11,857	$42,980
Transfers from non-operating properties	$41,136	$4,910	$831	$—	$—	$22,230	$69,107	$685	$69,792
Segment assets at June 30, 2026	$1,485,856	$611,419	$555,611	$192,906	$170,497	$594,644	$3,610,933	$329,204	$3,940,137
Six Months Ended June 30, 2025
Revenues from real estate operations	$165,945	$35,399	$45,180	$33,885	$16,218	$21,509	$318,136	$36,918	$355,054
Other segment items
Property operating expenses	(58,827)	(12,454)	(18,947)	(18,240)	(8,022)	(3,636)	(120,126)	(18,829)	(138,955)
UJV NOI allocable to COPT Defense	—	—	—	—	—	3,759	3,759	—	3,759
Total other segment items	(58,827)	(12,454)	(18,947)	(18,240)	(8,022)	123	(116,367)	(18,829)	(135,196)
NOI from real estate operations	$107,118	$22,945	$26,233	$15,645	$8,196	$21,632	$201,769	$18,089	$219,858
Additions to long-lived assets	$18,064	$10,186	$5,819	$217	$6,412	$—	$40,698	$5,362	$46,060
Transfers from non-operating properties	$15,233	$18,622	$16	$—	$2	$9,266	$43,139	$4,999	$48,138
Segment assets at June 30, 2025	$1,447,969	$617,563	$490,419	$195,567	$164,254	$494,805	$3,410,577	$316,482	$3,727,059

The table below reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenues from real estate operations	$190,626	$177,457	$385,222	$355,054
Construction contract and other service revenues	6,766	12,458	12,807	22,717
Total revenues	$197,392	$189,915	$398,029	$377,771

The table below reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
UJV NOI allocable to COPT Defense	$2,050	$1,870	$4,106	$3,759
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense, interest expense, gain on sale of real estate, and loss on early extinguishment of debt	(1,658)	(1,515)	(2,308)	(3,033)
Equity in income of unconsolidated entities	$392	$355	$1,798	$726

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Construction contract and other service revenues	$6,766	$12,458	$12,807	$22,717
Construction contract and other service expenses	(6,023)	(11,873)	(11,575)	(21,578)
NOI from service operations	$743	$585	$1,232	$1,139

The table below reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NOI from real estate operations	$120,090	$112,412	$235,307	$219,858
NOI from service operations	743	585	1,232	1,139
Depreciation and other amortization associated with real estate operations	(42,289)	(39,573)	(84,974)	(78,932)
General, administrative, leasing, and other expenses	(13,264)	(11,911)	(25,913)	(24,067)
Interest expense	(24,444)	(20,938)	(48,440)	(41,442)
Interest and other income, net	2,973	1,223	6,928	2,791
Gain on sales of real estate	6,442	—	7,024	300
Equity in income of unconsolidated entities	392	355	1,798	726
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(2,050)	(1,870)	(4,106)	(3,759)
Income tax expense	(34)	(117)	(158)	(220)
Net income	$48,559	$40,166	$88,698	$76,394

The table below reconciles our segment assets to our consolidated total assets (in thousands):

	June 30, 2026	June 30, 2025
Segment assets	$3,940,137	$3,727,059
Operating properties lease liabilities included in segment assets	43,555	47,749
Investments in UJVs deficit balances included in segment assets	24,297	3,823
Non-operating property assets	304,891	322,935
Other assets	202,401	185,384
Total consolidated assets	$4,515,281	$4,286,950

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing, and uncertainty of our revenue (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Construction contract revenue
Cost-plus fee	$2,339	$1,836	$3,948	$2,907
Firm fixed price	2,263	5,536	4,005	11,813
Guaranteed maximum price	1,884	4,824	4,222	7,454
Other	280	262	632	543
	$6,766	$12,458	$12,807	$22,717

We recognized an insignificant amount of revenue in the three and six months ended June 30, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Beginning balance	$4,036	$8,828
Ending balance	$2,571	$4,858

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Beginning balance	$17,925	$17,050
Ending balance	$16,354	$13,016

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Beginning balance	$2,183	$2,016
Ending balance	$1,751	$2,448
Portion of beginning balance recognized in revenue during:
Three months ended June 30,	$309	$85
Six months ended June 30,	$545	$185

Revenue allocated to the remaining performance obligations under existing contracts as of June 30, 2026 that will be recognized as revenue in future periods was $32.0 million, of which we expect to recognize approximately $28 million in the six months ending December 31, 2026, and the remainder in 2027.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of June 30, 2026 and December 31, 2025. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three and six months ended June 30, 2026 and 2025.

14.    Credit Losses on Financial Assets and Other Instruments

The table below presents the activity for our allowance for credit losses for the six months ended June 30, 2026 and 2025 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Investments in Sales-Type Leases	Other Assets (2)	Total
December 31, 2025	$3,575	$532	$—	$109	$4,216
Net credit loss (recoveries) expense (3)	(1,337)	(35)	60	(35)	(1,347)
June 30, 2026	$2,238	$497	$60	$74	$2,869

December 31, 2024	$2,792	$615	$—	$75	$3,482
Net credit loss expense (recoveries) (3)	1,774	(43)	—	(29)	1,702
June 30, 2025	$4,566	$572	$—	$46	$5,184
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)Includes insignificant amounts in the lines entitled “accounts receivable, net” and “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The table below presents the amortized cost basis of our investing receivables, tenant notes receivable, and sales-type lease receivables by credit risk classification, by origination year as of June 30, 2026 (in thousands):

	Origination Year
	2021 and Earlier	2022	2023	2024	2025	2026	Total
Investing receivables
Credit risk classification
Investment grade	$64,201	$—	$1,916	$—	$—	$—	$66,117
Non-investment grade	—	—	—	—	8,758	—	8,758
Total	$64,201	$—	$1,916	$—	$8,758	$—	$74,875

Tenant notes receivable
Credit risk classification
Investment grade	$339	$—	$—	$—	$—	$—	$339
Non-investment grade	1,148	—	—	285	17	—	1,450
Total	$1,487	$—	$—	$285	$17	$—	$1,789

Investments in sales-type leases
Credit risk classification
Investment grade	$3,483	$—	$—	$—	$—	$44,827	$48,310

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc., or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in June 2026.

None of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date, as of June 30, 2026.

We did not have any tenant notes receivable on nonaccrual status as of June 30, 2026 and December 31, 2025. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three and six months ended June 30, 2026 and 2025.

15.    Share-Based Compensation

Restricted Shares

The table below presents restricted shares activity under our share-based compensation plan for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	434,754	$26.56
Granted	261,556	$31.76
Forfeited	(11,419)	$27.33
Vested	(154,294)	$25.99
Unvested as of June 30, 2026	530,597	$29.27

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position.

The aggregate fair value of restricted shares that vested was $4.9 million for the six months ended June 30, 2026.

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

TB-PIUs

The table below presents TB-PIUs activity under our share-based compensation plan for the six months ended June 30, 2026:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	235,903	$26.08
Granted	100,583	$31.75
Vested	(120,301)	$26.06
Unvested as of June 30, 2026	216,185	$28.73

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

The aggregate fair value of TB-PIUs that vested was $3.8 million for the six months ended June 30, 2026.

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

For PB-PIUs granted to executives on January 1, 2023 that vested on December 31, 2025, COPT Defense’s TSR ranking relative to the peer group companies equated to an earned award payout of 200% of the target award, which resulted in our issuance of 250,070 vested PIUs in settlement of the PB-PIUs with an aggregate fair value of $7.6 million during the first quarter of 2026.

Deferred Share Awards

During the six months ended June 30, 2026, we issued 3,118 common shares in settlement of vested deferred share awards with a weighted average grant date fair value of $26.89 per award and an aggregate fair value on the settlement date of $99,000.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are presented below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common shareholders	$46,437	$38,347	$84,993	$73,087
Income attributable to share-based compensation awards for basic EPS	(219)	(157)	(409)	(323)
Numerator for basic EPS on net income attributable to common shareholders	46,218	38,190	84,584	72,764
Adjustment to income attributable to share-based compensation awards for diluted EPS	36	45	66	94
Numerator for diluted EPS on net income attributable to common shareholders	$46,254	$38,235	$84,650	$72,858

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,871	112,459	112,839	112,421
Dilutive effect of share-based compensation awards	938	765	984	744
Dilutive exchangeable debt	1,087	—	763	—
Denominator for diluted EPS (common shares)	114,896	113,224	114,586	113,165

Basic EPS attributable to common shareholders	$0.41	$0.34	$0.75	$0.65
Diluted EPS attributable to common shareholders	$0.40	$0.34	$0.74	$0.64

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Conversion of common units	2,231	2,177	2,147	2,113
Conversion of redeemable noncontrolling interest	724	826	759	850

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 578,000 and 448,000 for the three months ended June 30, 2026 and 2025, respectively, and 549,000 and 420,000 for the six months ended June 30, 2026 and 2025, respectively; and
•weighted average TB-PIUs of 216,000 and 235,000 for the three months ended June 30, 2026 and 2025, respectively, and 222,000 and 231,000 for the six months ended June 30, 2026 and 2025, respectively.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. Although we retain the option to pay the value in excess of the principal amount in cash, common shares, or a combination thereof, GAAP requires for diluted EPS reporting purposes that we assume such excess value is fully paid in the form of common shares for periods in which the weighted average closing price of our common shares is higher than the exchange price applicable to such periods. This resulted in us reporting an additional 1.1 million and 763,000 shares in the denominator for diluted EPS for the three and six months ended June 30, 2026, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims. We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated. As of June 30, 2026, management believes that it is reasonably possible that we could recognize a loss of up to $5.5 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity, or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park. These bonds had a remaining principal balance of approximately $23 million as of June 30, 2026. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of June 30, 2026, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2026, we:

•finished the period with our portfolio 94.1% occupied and 95.6% leased;
•achieved a tenant retention rate of 84.4%, which was driven by our Defense/IT Portfolio;
•acquired approximately 17 acres of land on April 23, 2026 for a purchase price of $43.0 million, subject to a ground lease underlying two fully-leased operating properties located at 15020 and 15030 Conference Center Drive in Chantilly, Virginia; and
•repaid at maturity $400.0 million in 2.25% Notes on March 16, 2026 using remaining excess available cash and cash equivalents from our prefunding of this debt maturity with a new bond issuance in 2025 and borrowings under our Revolving Credit Facility.

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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below present occupancy information:

	June 30, 2026	December 31, 2025
Occupancy rates at period end
Total	94.1%	94.0%
Defense/IT Portfolio
Fort Meade/BW Corridor	92.1%	93.6%
Redstone Arsenal	97.8%	96.1%
NoVA Defense/IT	93.5%	93.5%
Lackland Air Force Base	100.0%	100.0%
Navy Support	86.2%	86.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.1%	95.5%
Other	83.1%	76.6%
ARR per occupied square foot at period end	$36.65	$36.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2025	25,147	23,649
Vacated upon lease expiration (1)	—	(330)
Occupancy for new leases	—	489
Development placed in service	148	—
Other changes	8	9
June 30, 2026	25,303	23,817
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the six months ended June 30, 2026, we leased 2.2 million square feet, including: 1.5 million square feet of renewal leasing (representing a tenant retention rate of 84.4%); 231,000 square feet of vacant space leasing; and 416,000 square feet of investment space leasing.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$48,559	$40,166	$88,698	$76,394
Construction contract and other service revenues	(6,766)	(12,458)	(12,807)	(22,717)
Depreciation and other amortization associated with real estate operations	42,289	39,573	84,974	78,932
Construction contract and other service expenses	6,023	11,873	11,575	21,578
General, administrative, leasing, and other expenses	13,264	11,911	25,913	24,067
Interest expense	24,444	20,938	48,440	41,442
Interest and other income, net	(2,973)	(1,223)	(6,928)	(2,791)
Gain on sales of real estate	(6,442)	—	(7,024)	(300)
Equity in income of unconsolidated entities	(392)	(355)	(1,798)	(726)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	2,050	1,870	4,106	3,759
Income tax expense	34	117	158	220
NOI from real estate operations	$120,090	$112,412	$235,307	$219,858

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

Our Same Property pool consisted of 203 properties, comprising 97.1% of our portfolio’s square footage as of June 30, 2026 and 95.8% of NOI from real estate operations for the six months then ended. This pool of properties changed from the pool used for purposes of comparing 2025 and 2024 in our 2025 Annual Report on Form 10-K due to the addition of three properties placed in service and 100% operational on or before January 1, 2025 and two properties acquired in 2024.

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

Comparison of Statements of Operations for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30,
	2026	2025	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$190,626	$177,457	$13,169
Construction contract and other service revenues	6,766	12,458	(5,692)
Total revenues	197,392	189,915	7,477
Operating expenses
Property operating expenses	72,586	66,915	5,671
Depreciation and amortization associated with real estate operations	42,289	39,573	2,716
Construction contract and other service expenses	6,023	11,873	(5,850)
General, administrative, leasing, and other expenses	13,264	11,911	1,353
Total operating expenses	134,162	130,272	3,890
Interest expense	(24,444)	(20,938)	(3,506)
Interest and other income, net	2,973	1,223	1,750
Gain on sales of real estate	6,442	—	6,442
Equity in income of unconsolidated entities	392	355	37
Income tax expense	(34)	(117)	83
Net income	$48,559	$40,166	$8,393

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2026	2025	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability recovery provisions	$179,619	$172,080	$7,539
Lease termination revenue, net	808	728	80
Collectability recovery provisions included in lease revenue	4	260	(256)
Other property revenue	1,796	1,834	(38)
Same Property total revenues	182,227	174,902	7,325
Developed properties placed in service	3,994	98	3,896
Acquired property	1,985	—	1,985
Other	2,420	2,457	(37)
	190,626	177,457	13,169
Property operating expenses
Same Property	(69,310)	(64,865)	(4,445)
Developed properties placed in service	(882)	10	(892)
Acquired property	(364)	—	(364)
Other	(2,030)	(2,060)	30
	(72,586)	(66,915)	(5,671)

UJV NOI allocable to COPT Defense
Same Property	2,050	1,870	180

NOI from real estate operations
Same Property	114,967	111,907	3,060
Developed properties placed in service	3,112	108	3,004
Acquired property	1,621	—	1,621
Other	390	397	(7)
	$120,090	$112,412	$7,678

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$106,661	$103,676	$2,985
Other	8,306	8,231	75
	$114,967	$111,907	$3,060

Same Property rent statistics
Average occupancy rate	94.5%	93.8%	0.7%
Average straight-line rent per occupied square foot (1)	$7.26	$7.13	$0.13
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due primarily to additional revenue in the current period resulting from increased rental and occupancy rates;
•developed properties placed in service reflects the effect of four properties placed in service in 2025 and 2026; and
•acquired property includes an operating office property acquired in 2025 and a parcel of land subject to a ground lease that we acquired in 2026 and recorded as an investment in a sales-type lease.

NOI from Service Operations

	For the Three Months Ended June 30,
	2026	2025	Variance
	(in thousands)
Construction contract and other service revenues	$6,766	$12,458	$(5,692)
Construction contract and other service expenses	(6,023)	(11,873)	5,850
NOI from service operations	$743	$585	$158

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

General, Administrative, Leasing, and Other Expenses

General, administrative, leasing, and other expenses increased due in large part to higher compensation-related expenses in the current period.

Interest Expense

Interest expense increased in the current period due primarily to a higher interest rate on $400.0 million of our unsecured senior notes due to the refinancing of our 2.25% Notes that matured on March 16, 2026 with our 4.50% Senior Notes due 2030 (the “4.50% Notes”) issued in October 2025.

Gain on Sales of Real Estate

The gain on sales of real estate recognized in the current period was due to our sale of non-operating properties in Aberdeen, Maryland.

Comparison of Statements of Operations for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$385,222	$355,054	$30,168
Construction contract and other service revenues	12,807	22,717	(9,910)
Total revenues	398,029	377,771	20,258
Operating expenses
Property operating expenses	154,021	138,955	15,066
Depreciation and amortization associated with real estate operations	84,974	78,932	6,042
Construction contract and other service expenses	11,575	21,578	(10,003)
General, administrative, leasing, and other expenses	25,913	24,067	1,846
Total operating expenses	276,483	263,532	12,951
Interest expense	(48,440)	(41,442)	(6,998)
Interest and other income, net	6,928	2,791	4,137
Gain on sales of real estate	7,024	300	6,724
Equity in income of unconsolidated entities	1,798	726	1,072
Income tax expense	(158)	(220)	62
Net income	$88,698	$76,394	$12,304

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2026	2025	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$364,034	$346,197	$17,837
Lease termination revenue, net	2,020	1,562	458
Collectability loss provisions included in lease revenue	(166)	(1,875)	1,709
Other property revenue	3,395	4,098	(703)
Same Property total revenues	369,283	349,982	19,301
Developed properties placed in service	7,777	121	7,656
Acquired properties	3,396	—	3,396
Other	4,766	4,951	(185)
	385,222	355,054	30,168
Property operating expenses
Same Property	(148,041)	(134,788)	(13,253)
Developed properties placed in service	(1,230)	5	(1,235)
Acquired properties	(744)	—	(744)
Other	(4,006)	(4,172)	166
	(154,021)	(138,955)	(15,066)

UJV NOI allocable to COPT Defense
Same Property	4,106	3,759	347

NOI from real estate operations
Same Property	225,348	218,953	6,395
Developed properties placed in service	6,547	126	6,421
Acquired properties	2,652	—	2,652
Other	760	779	(19)
	$235,307	$219,858	$15,449

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$209,265	$201,643	$7,622
Other	16,083	17,310	(1,227)
	$225,348	$218,953	$6,395

Same Property rent statistics
Average occupancy rate	94.3%	93.6%	0.7%
Average straight-line rent per occupied square foot (1)	$14.51	$14.19	$0.32
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due primarily to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher utility expenses and real estate taxes, due to in large part to our recognition in 2025 of prior year taxes refunded upon successful appeal, the effect of which was mostly offset by increased tenant expense reimbursements;
•developed properties placed in service reflects the effect of four properties placed in service in 2025 and 2026; and
•acquired properties includes an operating office property acquired in 2025 and a parcel of land subject to a ground lease that we acquired in 2026 and recorded as an investment in a sales-type lease.

NOI from Service Operations

	For the Six Months Ended June 30,
	2026	2025	Variance
	(in thousands)
Construction contract and other service revenues	$12,807	$22,717	$(9,910)
Construction contract and other service expenses	(11,575)	(21,578)	10,003
NOI from service operations	$1,232	$1,139	$93

Construction contract and other service revenue and expenses decreased in the current period due primarily to a lower volume of construction activity for one of our tenants.

Interest Expense

Interest expense increased in the current period due primarily to our issuance in October 2025 of 4.50% Notes to refinance and prefund the repayment at maturity of our 2.25% Notes on March 16, 2026.

Interest and Other Income, Net

Interest and other income, net increased in the current period due in large part to net credit loss recoveries recognized on our investing receivables in the current period.

Gain on Sales of Real Estate

The gain on sales of real estate recognized in the current period was primarily due to our sale of non-operating properties in Aberdeen, Maryland.

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

The table below presents the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars and shares in thousands, except per share data)
Net income	$48,559	$40,166	$88,698	$76,394
Real estate-related depreciation and amortization	42,289	39,573	84,974	78,932
Gain on sales of real estate	(6,442)	—	(7,024)	(300)
Depreciation and amortization on UJVs allocable to COPT Defense	726	732	1,468	1,473
Gain on sale of real estate on unconsolidated real estate JV	(130)	—	(1,276)	—
FFO	85,002	80,471	166,840	156,499
FFO allocable to other noncontrolling interests	(1,433)	(1,382)	(2,564)	(2,540)
Basic FFO allocable to share-based compensation awards	(617)	(550)	(1,220)	(1,080)
Basic FFO available to common share and common unit holders	82,952	78,539	163,056	152,879
Diluted FFO adjustments allocable to share-based compensation awards	63	96	127	201
Diluted FFO available to common share and common unit holders and as adjusted for comparability	$83,015	$78,635	$163,183	$153,080

Weighted average common shares	112,871	112,459	112,839	112,421
Conversion of weighted average common units	2,231	2,177	2,147	2,113
Weighted average common shares/units - Basic FFO per share	115,102	114,636	114,986	114,534
Dilutive effect of share-based compensation awards	938	765	984	744
Dilutive exchangeable debt	1,087	—	763	—
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	117,127	115,401	116,733	115,278

Diluted EPS	$0.40	$0.34	$0.74	$0.64
Diluted FFO per share and as adjusted for comparability	$0.71	$0.68	$1.40	$1.33

Denominator for diluted EPS	114,896	113,224	114,586	113,165
Weighted average common units	2,231	2,177	2,147	2,113
Denominator for diluted FFO per share and as adjusted for comparability	117,127	115,401	116,733	115,278

Property Additions

The table below presents the major components of our additions to properties for the six months ended June 30, 2026 (in thousands):

Properties in development or held for future development	$88,191
Tenant improvements on operating properties (1)	28,594
Capital improvements on operating properties	4,034
$120,819
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities increased $27.5 million when comparing the six months ended June 30, 2026 and 2025 due to increased cash flow from real estate operations attributable in large part to increased rental and occupancy rates and growth in our operating portfolio, partially offset by higher cash paid for interest expense due primarily to our issuance in October 2025 of 4.50% Notes to refinance and prefund the repayment at maturity of our 2.25% Notes.

Net cash flow used in investing activities increased $36.9 million when comparing the six months ended June 30, 2026 and 2025 due primarily to our acquisition of an investment in a sales-type lease in the current period.

Net cash flow used in financing activities in the six months ended June 30, 2026 was $254.3 million, and included primarily the following:

•net repayments of debt borrowings during the period of $178.3 million, which included our repayment at maturity of $400.0 million in 2.25% Notes; and
•dividends to common shareholders of $70.8 million.

Net cash flow used in financing activities in the six months ended June 30, 2025 was $27.7 million, and included primarily the following:

•net proceeds of debt borrowings during the period of $44.1 million; and
•dividends to common shareholders of $67.7 million.

Supplemental Guarantor Information

As of June 30, 2026, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of June 30, 2026, we had $24.2 million in cash and cash equivalents.

We have a Revolving Credit Facility with a maximum borrowing capacity of $800.0 million. The facility matures in October 2029 and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period. Our available borrowing capacity under the facility totaled $528.0 million as of June 30, 2026.

We also have a Revolving Development Facility with a maximum borrowing capacity of $200.0 million. The facility matures in October 2029 and may be extended by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility. Our available borrowing capacity under the facility totaled $64.0 million as of June 30, 2026.

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
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $55 million during the remainder of 2026);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2026 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2026, we expect to spend $85 million to $105 million on costs for properties actively under development, most of which was contractually obligated as of June 30, 2026, and have $10.0 million in debt balloon payments maturing in 2026. During the remainder of 2026 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded using any excess available cash and cash equivalents and borrowings under our Revolving Development Facility and Revolving Credit Facility.

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

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service, and maximum secured indebtedness ratio. As of June 30, 2026, we were compliant with these covenants.

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

The table below presents our debt obligations and weighted average interest rates on debt maturing each year as of June 30, 2026 (dollars in thousands):

	For the Periods Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Debt (1)
Fixed rate debt	$—	$—	$345,000	$400,000	$400,000	$1,000,000	$2,145,000
Weighted average interest rate	—%	—%	5.25%	2.00%	4.25%	2.81%	3.32%
Variable rate debt (2)	$10,040	$50,000	$—	$408,000	$—	$—	$468,040
Weighted average interest rate (3)	5.17%	4.67%	—%	4.66%	—%	—%	4.67%
(1)Debt amounts represent principal maturities only and therefore exclude net unamortized discounts and commissions and deferred financing costs of $20.6 million.
(2)Maturities in 2027 may be extended to 2028 and maturities in 2029 may be extended to 2030, both subject to certain conditions.
(3)Represents interest rates in effect for variable-rate debt as of June 30, 2026.

The fair value of our debt was $2.5 billion as of June 30, 2026. If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $78 million as of June 30, 2026.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of June 30, 2026 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $1.0 million in the six months ended June 30, 2026 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our trustees or executive officers adopted or terminated contracts, instructions, or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.           Exhibits

(a)    Exhibits.

EXHIBIT NO.	DESCRIPTION

22.1	List of Subsidiary Issuers of Guaranteed Securities (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of COPT Defense Properties required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

COPT DEFENSE PROPERTIES

Date:	August 3, 2026	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	August 3, 2026	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer