Form 10-Q
period 2026-09-30
COPT DEFENSE PROPERTIES
filed 2026-11-04
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-14023
COPT DEFENSE PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)
 (443) 285-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of beneficial interest, $0.01 par value	CDP	New York Stock Exchange

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

As of October 22, 2026, 113,418,773 of COPT Defense Properties’ Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

COPT Defense Properties and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Properties, net
Operating properties, net	$3,501,226	$3,500,087
Projects in development or held for future development	360,172	283,390
Total properties, net	3,861,398	3,783,477
Property - operating lease right-of-use assets	45,882	50,383
Cash and cash equivalents	24,262	274,986
Investments in unconsolidated real estate joint ventures	35,771	36,368
Accounts receivable, net	53,394	58,185
Deferred rent receivable	185,416	177,921
Lease incentives, net	75,133	72,347
Investments in sales-type leases, net	48,214	3,830
Deferred leasing costs (net of accumulated amortization of $47,299 and $44,127, respectively)	78,691	75,052
Investing receivables (net of allowance for credit losses of $1,201 and $3,575, respectively)	66,551	69,856
Prepaid expenses and other assets, net	98,530	99,385
Total assets	$4,573,242	$4,701,790
Liabilities and equity
Liabilities
Debt, net	$2,579,733	$2,767,834
Accounts payable and accrued expenses	166,525	147,200
Rents received in advance and security deposits	37,184	37,914
Dividends and distributions payable	37,119	35,205
Deferred revenue associated with operating leases	48,105	47,714
Property - operating lease liabilities	41,178	45,012
Other liabilities	42,214	33,236
Total liabilities	2,952,058	3,114,115
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	25,031	25,506
Equity
Shareholders’ equity
Common Shares of beneficial interest ($0.01 par value; 150,000,000 shares authorized; shares issued and outstanding of 113,420,393 at September 30, 2026 and 113,210,642 at December 31, 2025)	1,134	1,132
Additional paid-in capital	2,507,083	2,502,661
Cumulative distributions in excess of net income	(965,103)	(988,957)
Accumulated other comprehensive loss	—	(61)
Total shareholders’ equity	1,543,114	1,514,775
Noncontrolling interests in subsidiaries
Common units in COPT Defense Properties, L.P. (“CDPLP”)	34,513	29,317
Other consolidated entities	18,526	18,077
Noncontrolling interests in subsidiaries	53,039	47,394
Total equity	1,596,153	1,562,169
Total liabilities, redeemable noncontrolling interest, and equity	$4,573,242	$4,701,790

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Lease revenue	$193,482	$178,272	$575,259	$529,178
Other property revenue	1,853	2,038	5,298	6,186
Construction contract and other service revenues	13,424	8,485	26,231	31,202
Total revenues	208,759	188,795	606,788	566,566
Operating expenses
Property operating expenses	77,217	70,356	231,238	209,311
Depreciation and amortization associated with real estate operations	42,966	40,631	127,940	119,563
Construction contract and other service expenses	12,763	7,952	24,338	29,530
General, administrative, leasing, and other expenses	12,556	12,030	38,469	36,097
Total operating expenses	145,502	130,969	421,985	394,501
Interest expense	(24,439)	(20,894)	(72,879)	(62,336)
Interest and other income, net	2,984	2,591	9,912	5,382
Gain on sales of real estate	7,673	3,018	14,697	3,318
Income before equity in income of unconsolidated entities and income taxes	49,475	42,541	136,533	118,429
Equity in income of unconsolidated entities	415	1,815	2,213	2,541
Income tax expense	(96)	(612)	(254)	(832)
Net income	49,794	43,744	138,492	120,138
Net income attributable to noncontrolling interests
Common units in CDPLP	(1,069)	(924)	(2,919)	(2,496)
Other consolidated entities	(984)	(1,093)	(2,839)	(2,828)
Net income attributable to common shareholders	$47,741	$41,727	$132,734	$114,814

Earnings per common share
Net income attributable to common shareholders - basic	$0.42	$0.37	$1.17	$1.02
Net income attributable to common shareholders - diluted	$0.41	$0.37	$1.15	$1.01

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$49,794	$43,744	$138,492	$120,138
Other comprehensive loss
Unrealized income on interest rate derivatives	—	67	8	261
Reclassification adjustments on interest rate derivatives recognized in interest expense	(17)	(368)	(115)	(1,296)
Total other comprehensive loss	(17)	(301)	(107)	(1,035)
Comprehensive income	49,777	43,443	138,385	119,103
Comprehensive income attributable to noncontrolling interests	(2,045)	(1,979)	(5,590)	(5,198)
Comprehensive income attributable to common shareholders	$47,732	$41,464	$132,795	$113,905

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Three Months Ended September 30, 2025
Balance at June 30, 2025 (112,929,288 common shares outstanding)	$1,129	$2,495,422	$(999,218)	$342	$48,066	$1,545,741
Conversion of common units to common shares (22,292 shares)	1	302	—	—	(303)	—
Redemption of common units	—	—	—	—	(129)	(129)
Share-based compensation (1,221 shares redeemed, net of issuances)	—	1,116	—	—	2,022	3,138
Redemption of vested equity awards	—	(55)	—	—	—	(55)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,910	—	—	(1,910)	—
Comprehensive income	—	—	41,727	(263)	1,045	42,509
Dividends	—	—	(34,444)	—	—	(34,444)
Distributions to owners of common units in CDPLP	—	—	—	—	(754)	(754)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	(959)	—	—	—	(959)
Balance at September 30, 2025 (112,950,359 common shares outstanding)	$1,130	$2,497,736	$(991,935)	$79	$48,029	$1,555,039

For the Three Months Ended September 30, 2026
Balance at June 30, 2026 (113,411,882 common shares outstanding)	$1,134	$2,503,639	$(976,558)	$9	$52,737	$1,580,961
Conversion of common units to common shares (5,908 shares)	—	81	—	—	(81)	—
Redemption of common units	—	—	—	—	(95)	(95)
Share-based compensation (2,603 shares issued, net of redemptions)	—	1,402	—	—	2,320	3,722
Redemption of vested equity awards	—	(73)	—	—	—	(73)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	2,184	—	—	(2,184)	—
Comprehensive income	—	—	47,741	(9)	1,161	48,893
Dividends	—	—	(36,286)	—	—	(36,286)
Distributions to owners of common units in CDPLP	—	—	—	—	(811)	(811)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(8)	(8)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	(150)	—	—	—	(150)
Balance at September 30, 2026 (113,420,393 common shares outstanding)	$1,134	$2,507,083	$(965,103)	$—	$53,039	$1,596,153

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in thousands)
(unaudited)

	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
For the Nine Months Ended September 30, 2025
Balance at December 31, 2024 (112,703,460 common shares outstanding)	$1,127	$2,494,369	$(1,003,401)	$988	$43,510	$1,536,593
Conversion of common units to common shares (33,881 shares)	1	458	—	—	(459)	—
Redemption of common units	—	—	—	—	(469)	(469)
Share-based compensation (213,018 shares issued, net of redemptions)	2	3,368	—	—	5,863	9,233
Redemption of vested equity awards	—	(1,264)	—	—	—	(1,264)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,048	—	—	(1,048)	—
Comprehensive income	—	—	114,814	(909)	2,929	116,834
Dividends	—	—	(103,348)	—	—	(103,348)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,274)	(2,274)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	(243)	—	—	—	(243)
Balance at September 30, 2025 (112,950,359 common shares outstanding)	$1,130	$2,497,736	$(991,935)	$79	$48,029	$1,555,039

For the Nine Months Ended September 30, 2026
Balance at December 31, 2025 (113,210,642 common shares outstanding)	$1,132	$2,502,661	$(988,957)	$(61)	$47,394	$1,562,169
Conversion of common units to common shares (5,908 shares)	—	81	—	—	(81)	—
Redemption of common units	—	—	—	—	(303)	(303)
Share-based compensation (203,843 shares issued, net of redemptions)	2	3,991	—	—	6,807	10,800
Redemption of vested equity awards	—	(1,727)	—	—	—	(1,727)
Adjustments to noncontrolling interests resulting from changes in ownership of CDPLP	—	1,602	—	—	(1,602)	—
Comprehensive income	—	—	132,734	61	3,280	136,075
Dividends	—	—	(108,880)	—	—	(108,880)
Distributions to owners of common units in CDPLP	—	—	—	—	(2,433)	(2,433)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	(23)	(23)
Adjustments for changes in fair value of redeemable noncontrolling interest	—	475	—	—	—	475
Balance at September 30, 2026 (113,420,393 common shares outstanding)	$1,134	$2,507,083	$(965,103)	$—	$53,039	$1,596,153

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Reconciliation of net income to net cash provided by operating activities
Net income	$138,492	$120,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	129,304	121,001
Amortization of deferred financing costs and net debt discounts	5,784	5,162
Change in net deferred rent receivable and liability	(6,956)	(8,146)
Gain on sales of real estate	(14,697)	(3,318)
Share-based compensation	10,012	8,739
Other	(4,615)	(2,797)
Changes in operating assets and liabilities
Decrease in accounts receivable	5,796	3,421
Increase in lease incentives, investments in sales-type leases, and prepaid expenses and other assets, net	(6,941)	(6,800)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	18,392	(7,218)
Decrease in rents received in advance and security deposits	(730)	(1,572)
Net cash provided by operating activities	273,841	228,610
Cash flows from investing activities
Properties in development or held for future development	(146,380)	(130,789)
Tenant improvements on operating properties	(41,835)	(41,764)
Other capital improvements on operating properties	(12,124)	(16,015)
Proceeds from sales of properties	26,962	4,966
Non-operating distributions from unconsolidated real estate joint venture	1,621	21,874
Acquisition of investment in sales-type lease	(43,232)	—
Leasing costs paid	(11,527)	(12,187)
Investing receivables funded	(8)	(9,521)
Investing receivables payments received	9,579	1,916
Other	(2,131)	(1,596)
Net cash used in investing activities	(219,075)	(183,116)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	502,000	313,000
Revolving Development Facility	107,000	—
Repayments of debt
Revolving Credit Facility	(322,000)	(264,000)
Revolving Development Facility	(33,000)	—
Unsecured senior notes	(400,000)	—
Scheduled principal amortization	(677)	(1,376)
Other debt repayments	(45,623)	—
Common share dividends paid	(107,117)	(102,155)
Other	(7,518)	(5,870)
Net cash used in financing activities	(306,935)	(60,401)
Net decrease in cash and cash equivalents and restricted cash	(252,169)	(14,907)
Cash and cash equivalents and restricted cash
Beginning of period	276,431	39,697
End of period	$24,262	$24,790

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$274,986	$38,284
Restricted cash at beginning of period	1,445	1,413
Cash and cash equivalents and restricted cash at beginning of period	$276,431	$39,697

Cash and cash equivalents at end of period	$24,262	$23,687
Restricted cash at end of period	—	1,103
Cash and cash equivalents and restricted cash at end of period	$24,262	$24,790
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$(65,566)	$(58,878)
Supplemental schedule of non-cash investing and financing activities
Increase in accrued capital improvements, leasing, and other investing activity costs	$7,773	$14,221
Recognition of operating lease right-of-use assets and related lease liabilities	$—	$302
Recognition of finance lease right-of-use assets and related lease liabilities	$975	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive income/loss and noncontrolling interests	$(107)	$(1,035)
Dividends/distributions payable	$37,119	$35,220
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$81	$459
Adjustments to noncontrolling interests resulting from changes in CDPLP ownership	$(1,602)	$(1,048)
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to adjust for changes in fair value of redeemable noncontrolling interest	$(475)	$243

See accompanying notes to consolidated financial statements.

COPT Defense Properties and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

COPT Defense Properties (“COPT Defense”) and subsidiaries (collectively, the “Company,” “we,” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) focused on owning, operating, and developing properties in locations proximate to, or sometimes containing, key U.S. Government (“USG”) defense installations and missions (which we refer to herein as our Defense/IT Portfolio). Our tenants include the USG and its defense contractors, who are primarily engaged in priority national security activities, and who generally require mission-critical and high security property enhancements. Our property portfolio is predominantly comprised of office properties and single-tenant data center shells. As of September 30, 2026, our Defense/IT Portfolio included:

•202 operating properties totaling 23.3 million square feet. We owned 24 of these properties totaling 4.3 million square feet through unconsolidated real estate joint ventures;
•eight properties under development that will total approximately 1.1 million square feet upon completion; and
•approximately 930 acres of land controlled that we believe could be developed into approximately 10.4 million square feet of properties.

We also owned six other operating properties totaling 2.0 million square feet and approximately 10 acres of other developable land in the Greater Washington, DC/Baltimore region as of September 30, 2026.

We conduct almost all of our operations and own almost all of our assets through our operating partnership, COPT Defense Properties, L.P. (“CDPLP”) and subsidiaries (collectively, the “Operating Partnership”), of which COPT Defense is the sole general partner. CDPLP owns real estate directly and through subsidiary partnerships and limited liability companies (“LLCs”). In addition to owning real estate, CDPLP also owns subsidiaries that provide real estate services such as property management, development, and construction services primarily for our properties but also for third parties, most of which are tenants. Some of these services are performed through a taxable REIT subsidiary (“TRS”).

Equity interests in CDPLP are in the form of common and preferred units. As of September 30, 2026, COPT Defense owned 97.2% of the outstanding CDPLP common units (“common units”) and there were no preferred units outstanding. Common units not owned by COPT Defense carry certain redemption rights. The number of common units owned by COPT Defense is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT Defense, and the entitlement of common units to quarterly distributions and payments in liquidation is substantially the same as that of COPT Defense common shareholders.

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

In November 2025, the FASB amended existing hedge accounting guidance under generally accepted accounting principles in the United States of America (“GAAP”) to more closely align with the economics of an entity’s risk management activities by increasingly enabling entities to achieve and maintain hedge accounting for highly-effective economic hedges of forecasted transactions. This guidance is effective for us for interim and annual periods beginning after December 15, 2026. Early adoption is permitted. We expect to apply this guidance prospectively to financial statements issued for reporting periods after our adoption of the guidance. We do not expect that the application of this guidance will materially affect our future consolidated financial statements.

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

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$519,256	$519,256
Buildings and improvements	4,780,254	4,663,198
Less: Accumulated depreciation	(1,798,284)	(1,682,367)
Operating properties, net	$3,501,226	$3,500,087

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

We sold non-operating properties during the nine months ended September 30, 2026 for $28.3 million and recognized gain on sales of $14.7 million.

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

As discussed in Note 4, in connection with our acquisition of land subject to a ground lease on April 23, 2026, we recorded an investment in a sales-type lease of $43.2 million. Our consolidated balance sheets included net investments in sales-type leases totaling $48.2 million as of September 30, 2026 and $3.8 million as of December 31, 2025, which approximated the estimated fair value of these investments.

The table below presents our composition of lease revenue recognized (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Revenue	2026	2025	2026	2025
Fixed-lease revenue from operating leases	$144,905	$135,883	$431,101	$403,750
Variable-lease revenue	47,689	42,315	142,515	125,196
Sales-type lease interest income	888	74	1,643	232
	$193,482	$178,272	$575,259	$529,178
Lessee Arrangements

As of September 30, 2026, our consolidated balance sheet included $52.4 million in right-of-use assets associated primarily with land leased from third parties underlying certain properties that we are operating with various expiration dates. Our property right-of-use assets and property lease liabilities on our consolidated balance sheets consisted of the following (in thousands):

Leases	Balance Sheet Location	September 30, 2026	December 31, 2025
Right-of-use assets
Operating leases - Property	Property - operating lease right-of-use assets	$45,882	$50,383
Finance leases - Property	Prepaid expenses and other assets, net	6,542	5,373
Total right-of-use assets		$52,424	$55,756
Lease liabilities
Operating leases - Property	Property - operating lease liabilities	$41,178	$45,012
Finance leases - Property	Other liabilities	1,090	363
Total lease liabilities		$42,268	$45,375

As of September 30, 2026, our operating leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 7.4%, while our finance leases had a weighted average remaining lease term of five years and a weighted average discount rate of 8.0%. The table below presents our total property lease cost (in thousands):

	Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost		2026	2025	2026	2025
Operating lease cost
Property leases - fixed	Property operating expenses	$2,275	$2,276	$6,827	$6,813
Property leases - variable	Property operating expenses	27	27	81	81
Finance lease cost
Amortization of property right-of-use assets	Property operating expenses	100	19	157	56
Interest on lease liabilities	Interest expense	24	8	40	26
		$2,426	$2,330	$7,105	$6,976

The table below presents the effect of property lease payments on our consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
Supplemental Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,160	$5,928
Operating cash flows for finance leases	$40	$26
Financing cash flows for finance leases	$248	$21

Payments on property leases were due as follows (in thousands):

	September 30, 2026
Year Ending December 31,	Operating Leases	Finance Leases
2026 (1)	$2,060	$118
2027	8,418	272
2028	2,838	275
2029	2,094	277
2030	2,129	210
Thereafter	151,870	153
Total lease payments	169,409	1,305
Less: Amount representing interest	(128,231)	(215)
Lease liability	$41,178	$1,090
(1)Represents the three months ending December 31, 2026.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in consolidated real estate joint ventures, which are each variable interest entities (dollars in thousands):

		Nominal Ownership %		September 30, 2026
	Date Formed			Total Assets	Encumbered Assets	Total Liabilities	Mortgage Debt
Entity			Location
LW Redstone Company, LLC (1)	3/23/2010	85%	Huntsville, AL	$826,647	$98,876	$74,332	$—
Stevens Investors, LLC	8/11/2015	95%	Washington, DC	143,716	—	1,659	—
M Square Associates, LLC	6/26/2007	50%	College Park, MD	113,216	—	5,463	—
				$1,083,579	$98,876	$81,454	$—
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

Unconsolidated Real Estate Joint Ventures

The table below presents information pertaining to our investments in unconsolidated real estate joint ventures accounted for using the equity method of accounting (dollars in thousands):

	Date Formed	Nominal Ownership %	Number of Properties	Carrying Value of Investment (1)
Entity				September 30, 2026	December 31, 2025
Redshift JV LLC	1/10/2023	10%	3	$20,090	$20,767
BREIT COPT DC JV LLC	6/20/2019	10%	9	9,077	8,941
Quark JV LLC	12/14/2022	10%	2	6,604	6,660
B RE COPT DC JV III LLC	6/2/2021	10%	2	(917)	(600)
B RE COPT DC JV II LLC (2)	10/30/2020	10%	8	(23,686)	(22,243)
			24	$11,168	$13,525
(1)Included $35.8 million and $36.4 million reported in “investments in unconsolidated real estate joint ventures” and $24.6 million and $22.8 million for investments with deficit balances reported in “other liabilities” on our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Investments with deficit balances are attributable to JV distributions of nonrecourse debt refinancing proceeds in excess of our equity in B RE COPT DC JV III LLC and B RE COPT DC JV II LLC; we are obligated to fund our share of future cash flow requirements, if any, of these joint ventures.
(2)Our investment in B RE COPT DC JV II LLC was lower than our share of the joint venture’s equity by $6.3 million as of September 30, 2026 and $6.5 million as of December 31, 2025 due to a difference between our cost basis and our share of the joint venture’s underlying equity in its net assets. We recognize adjustments to our share of the joint venture’s earnings and losses resulting from this basis difference in the underlying assets of the joint venture.

7.    Investing Receivables

Investing receivables consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Notes receivable from the City of Huntsville	$67,752	$64,461
Other investing loans receivable	—	8,970
Amortized cost basis	67,752	73,431
Allowance for credit losses	(1,201)	(3,575)
Investing receivables, net	$66,551	$69,856

The balances above included accrued interest receivable, net of allowance for credit losses, of $3.7 million as of September 30, 2026 and $3.8 million as of December 31, 2025.

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%.

The estimated fair value of these receivables approximated the amortized cost basis of the receivables as of September 30, 2026 and December 31, 2025.

8.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	September 30, 2026	December 31, 2025	September 30, 2026
			Effective Interest Rates	Scheduled Maturity
Mortgage and Other Secured Debt
Revolving Development Facility	$170,000	$96,000	SOFR + 1.25% to 1.90% (1)	October 2029 (2)
Variable-rate secured debt	—	10,160	N/A	N/A
Fixed-rate mortgage debt	—	36,079	N/A	N/A
Total mortgage and other secured debt	170,000	142,239
Revolving Credit Facility	234,000	54,000	SOFR + 0.725% to 1.400% (3)	October 2029 (4)
Term loan facility	50,000	50,000	SOFR + 0.850% to 1.700% (5)	January 2027 (6)
Unsecured Senior Notes
5.25%, $345,000 aggregate principal (7)	345,000	345,000	5.8%	September 2028
2.00%, $400,000 aggregate principal	400,000	400,000	2.1%	January 2029
4.50%, $400,000 aggregate principal	400,000	400,000	4.8%	October 2030
2.75%, $600,000 aggregate principal	600,000	600,000	2.9%	April 2031
2.90%, $400,000 aggregate principal	400,000	400,000	3.0%	December 2033
2.25%, $400,000 aggregate principal	—	400,000	N/A	N/A
Unsecured note payable	—	61	N/A	N/A
Total debt	2,599,000	2,791,300
Net unamortized discounts and commissions	(16,002)	(19,382)
Net deferred financing costs	(3,265)	(4,084)
Total debt, net	$2,579,733	$2,767,834
(1)The weighted average interest rate on the Revolving Development Facility was 5.2% as of September 30, 2026.
(2)The facility matures in October 2029, with the ability to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.250% of the total amount available under the facility.
(3)The weighted average interest rate on the Revolving Credit Facility was 4.8% as of September 30, 2026.
(4)The facility matures in October 2029, with the ability for us to extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.0625% of the total availability under the facility for each extension period.
(5)The interest rate on this loan was 4.8% as of September 30, 2026.
(6)This facility matures in January 2027, with the ability for us to extend such maturity by a 12-month period at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the outstanding term loans under the facility.
(7)These notes have an exchange settlement feature under which the notes may, under certain circumstances, be exchangeable at the option of the holders. Upon exchange, the principal amount of notes is payable in cash, with the remainder of the exchange obligation, if any, as determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. As of September 30, 2026, the exchange rate of the notes equaled 33.6253 of our common shares per $1,000 principal amount of notes (equivalent to an exchange price of approximately $29.74 per common share).

All debt is owed by the Operating Partnership. While COPT Defense is not directly obligated by any debt, it has guaranteed CDPLP’s Revolving Development Facility, Revolving Credit Facility, term loan facility, and Unsecured Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants. As of September 30, 2026, we were compliant with these financial covenants.

On March 16, 2026, we repaid at maturity $400.0 million in 2.25% Senior Notes due 2026 (the “2.25% Notes”).

The table below presents interest expense recognized on the 5.25% Exchangeable Senior Notes due 2028 (the “5.25% Notes”) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense at stated interest rate	$4,529	$4,529	$13,585	$13,585
Interest expense associated with amortization of debt discount and issuance costs	441	416	1,305	1,231
Total	$4,970	$4,945	$14,890	$14,816

Our debt matures on the following schedule (in thousands):

Year Ending December 31,	September 30, 2026
2026 (1)	$—
2027	50,000
2028	345,000
2029	804,000
2030	400,000
Thereafter	1,000,000
Total	$2,599,000	(2)
(1)Represents the three months ending December 31, 2026.
(2)Represents scheduled principal amortization and maturities only and therefore excludes net discounts and commissions and deferred financing costs of $19.3 million.

We capitalized interest costs of $2.2 million in the three months ended September 30, 2026, $1.3 million in the three months ended September 30, 2025, $5.7 million in the nine months ended September 30, 2026, and $3.3 million in the nine months ended September 30, 2025.

The table below presents information pertaining to the fair value of our debt (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt
Unsecured Senior Notes	$2,125,760	$1,982,991	$2,521,673	$2,438,332
Other fixed-rate debt	—	—	36,125	35,649
Variable-rate debt	453,973	454,144	210,036	211,505
	$2,579,733	$2,437,135	$2,767,834	$2,685,486

9.    Interest Rate Derivatives

The table below presents the key terms and fair values of our interest rate swap derivatives in place during the nine months ended September 30, 2026 (dollars in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value as of December 31, 2025
$10,020	1.678%	SOFR + 0.10%	8/1/2019	8/1/2026	$114
$150,000	3.742%	One-Month SOFR	2/1/2023	2/2/2026	(5)
$50,000	3.747%	One-Month SOFR	2/1/2023	2/2/2026	(2)
					$107
Each of these swaps was designated as a cash flow hedge of interest rate risk and had expired by September 30, 2026.

The table below presents the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of December 31, 2025 (in thousands):

Derivatives	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets, net	$114
Interest rate swaps designated as cash flow hedges	Other liabilities	(7)
		$107

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	Amount of Income Recognized in AOCI on Derivatives				Amount of Income Reclassified from AOCI into Interest Expense on Statement of Operations
Derivatives in Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Interest rate derivatives	$—	$67	$8	$261	$17	$368	$115	$1,296

10.    Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets included the ownership interest of our partner in LW Redstone Company, LLC due to the partner’s rights to require us to acquire their interest. The table below presents the activity for redeemable noncontrolling interest (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning balance	$25,506	$23,974
Distributions to noncontrolling interest	(2,310)	(2,269)
Net income attributable to noncontrolling interest	2,310	2,269
Adjustments for changes in fair value of interest	(475)	243
Ending balance	$25,031	$24,217

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

11.    Equity

As of September 30, 2026, we had remaining capacity under our at-the-market stock offering program equal to an aggregate gross sales price of $300 million in common shares.

We declared dividends per common share of $0.32 in the three months ended September 30, 2026, $0.305 in the three months ended September 30, 2025, $0.96 in the nine months ended September 30, 2026, and $0.915 in the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, a CDPLP limited partner converted 5,908 common units in CDPLP for an equal number of common shares.

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

Amounts reported for segment assets represent long-lived assets associated with consolidated operating properties (including the carrying value of properties, right-of-use assets, net of related lease liabilities, intangible assets, deferred leasing costs, deferred rents receivable, lease incentives, and investments in sale-type leases) and the carrying value of investments in UJVs owning operating properties included in our data center shells sub-segment (totaling $11.2 million and $13.8 million as of September 30, 2026 and 2025, respectively), which is net of deficit investment balances in UJVs reported in “other liabilities” on our consolidated balance sheets.

Amounts reported as additions to long-lived assets represent additions to existing consolidated operating properties, excluding transfers from non-operating properties, which we report separately.

The table below presents segment financial information for our reportable segments (in thousands):

	Defense/IT Portfolio
	Fort Meade/BW Corridor	Redstone Arsenal	NoVA Defense/IT	Lackland Air Force Base	Navy Support	Data Center Shells	Total Defense/IT Portfolio	Other	Total
Three Months Ended September 30, 2026
Revenues from real estate operations	$84,693	$21,197	$25,066	$20,661	$9,756	$15,245	$176,618	$18,717	$195,335
Other segment items
Property operating expenses	(30,925)	(7,388)	(9,613)	(11,050)	(4,588)	(3,165)	(66,729)	(10,488)	(77,217)
UJV NOI allocable to COPT Defense	—	—	—	—	—	2,212	2,212	—	2,212
Total other segment items	(30,925)	(7,388)	(9,613)	(11,050)	(4,588)	(953)	(64,517)	(10,488)	(75,005)
NOI from real estate operations	$53,768	$13,809	$15,453	$9,611	$5,168	$14,292	$112,101	$8,229	$120,330
Additions to long-lived assets	$11,616	$1,898	$7,392	$(72)	$1,934	$—	$22,768	$5,249	$28,017
Transfers from non-operating properties	$25	$239	$59	$249	$—	$1,770	$2,342	$3	$2,345
Three Months Ended September 30, 2025
Revenues from real estate operations	$81,756	$19,477	$22,343	$18,555	$8,727	$10,715	$161,573	$18,737	$180,310
Other segment items
Property operating expenses	(28,477)	(7,250)	(8,891)	(10,245)	(4,016)	(1,701)	(60,580)	(9,776)	(70,356)
UJV NOI allocable to COPT Defense	—	—	—	—	—	1,864	1,864	—	1,864
Total other segment items	(28,477)	(7,250)	(8,891)	(10,245)	(4,016)	163	(58,716)	(9,776)	(68,492)
NOI from real estate operations	$53,279	$12,227	$13,452	$8,310	$4,711	$10,878	$102,857	$8,961	$111,818
Additions to long-lived assets	$12,812	$2,209	$7,061	$7	$5,962	$—	$28,051	$2,866	$30,917
Transfers from non-operating properties	$19,751	$4,806	$26	$—	$—	$1,215	$25,798	$142	$25,940
Nine Months Ended September 30, 2026
Revenues from real estate operations	$254,158	$61,979	$74,706	$58,567	$28,271	$45,867	$523,548	$57,009	$580,557
Other segment items
Property operating expenses	(95,943)	(21,352)	(29,305)	(29,897)	(13,051)	(9,753)	(199,301)	(31,937)	(231,238)
UJV NOI allocable to COPT Defense	—	—	—	—	—	6,318	6,318	—	6,318
Total other segment items	(95,943)	(21,352)	(29,305)	(29,897)	(13,051)	(3,435)	(192,983)	(31,937)	(224,920)
NOI from real estate operations	$158,215	$40,627	$45,401	$28,670	$15,220	$42,432	$330,565	$25,072	$355,637
Additions to long-lived assets	$31,772	$5,404	$10,970	$263	$5,482	$—	$53,891	$17,106	$70,997
Transfers from non-operating properties	$41,161	$5,149	$890	$249	$—	$24,000	$71,449	$688	$72,137
Segment assets at September 30, 2026	$1,476,279	$607,332	$555,757	$192,003	$168,948	$594,165	$3,594,484	$331,248	$3,925,732
Nine Months Ended September 30, 2025
Revenues from real estate operations	$247,701	$54,876	$67,523	$52,440	$24,945	$32,224	$479,709	$55,655	$535,364
Other segment items
Property operating expenses	(87,304)	(19,704)	(27,838)	(28,485)	(12,038)	(5,337)	(180,706)	(28,605)	(209,311)
UJV NOI allocable to COPT Defense	—	—	—	—	—	5,623	5,623	—	5,623
Total other segment items	(87,304)	(19,704)	(27,838)	(28,485)	(12,038)	286	(175,083)	(28,605)	(203,688)
NOI from real estate operations	$160,397	$35,172	$39,685	$23,955	$12,907	$32,510	$304,626	$27,050	$331,676
Additions to long-lived assets	$30,876	$12,395	$12,880	$224	$12,374	$—	$68,749	$8,228	$76,977
Transfers from non-operating properties	$34,984	$23,428	$42	$—	$2	$10,481	$68,937	$5,141	$74,078
Segment assets at September 30, 2025	$1,460,768	$618,618	$491,051	$193,734	$167,810	$473,277	$3,405,258	$315,621	$3,720,879

The table below reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenues from real estate operations	$195,335	$180,310	$580,557	$535,364
Construction contract and other service revenues	13,424	8,485	26,231	31,202
Total revenues	$208,759	$188,795	$606,788	$566,566

The table below reconciles UJV NOI allocable to COPT Defense to equity in income of unconsolidated entities as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
UJV NOI allocable to COPT Defense	$2,212	$1,864	$6,318	$5,623
Less: Income from UJV allocable to COPT Defense attributable to depreciation and amortization expense, interest expense, gain on sale of real estate, and loss on early extinguishment of debt	(1,797)	(1,786)	(4,105)	(4,819)
Add: Equity in loss of unconsolidated non-real estate entities	—	1,737	—	1,737
Equity in income of unconsolidated entities	$415	$1,815	$2,213	$2,541

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Construction contract and other service revenues	$13,424	$8,485	$26,231	$31,202
Construction contract and other service expenses	(12,763)	(7,952)	(24,338)	(29,530)
NOI from service operations	$661	$533	$1,893	$1,672

The table below reconciles our NOI from real estate operations for reportable segments and NOI from service operations to net income as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NOI from real estate operations	$120,330	$111,818	$355,637	$331,676
NOI from service operations	661	533	1,893	1,672
Depreciation and other amortization associated with real estate operations	(42,966)	(40,631)	(127,940)	(119,563)
General, administrative, leasing, and other expenses	(12,556)	(12,030)	(38,469)	(36,097)
Interest expense	(24,439)	(20,894)	(72,879)	(62,336)
Interest and other income, net	2,984	2,591	9,912	5,382
Gain on sales of real estate	7,673	3,018	14,697	3,318
Equity in income of unconsolidated entities	415	1,815	2,213	2,541
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	(2,212)	(1,864)	(6,318)	(5,623)
Income tax expense	(96)	(612)	(254)	(832)
Net income	$49,794	$43,744	$138,492	$120,138

The table below reconciles our segment assets to our consolidated total assets (in thousands):

	September 30, 2026	September 30, 2025
Segment assets	$3,925,732	$3,720,879
Operating properties lease liabilities included in segment assets	42,268	46,573
Investments in UJVs deficit balances included in segment assets	24,603	22,550
Non-operating property assets	362,697	353,184
Other assets	217,942	208,246
Total consolidated assets	$4,573,242	$4,351,432

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

13.    Construction Contract and Other Service Revenues

We disaggregate in the table below our construction contract and other service revenues by compensation arrangement as we believe it best depicts the nature, timing, and uncertainty of our revenue (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Construction contract revenue
Cost-plus fee	$9,736	$1,323	$13,684	$4,230
Firm fixed price	1,816	3,525	5,821	15,338
Guaranteed maximum price	1,595	3,310	5,817	10,764
Other	277	327	909	870
	$13,424	$8,485	$26,231	$31,202

We recognized an insignificant amount of revenue in the three and nine months ended September 30, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts receivable related to our construction contract services is included in accounts receivable, net on our consolidated balance sheets. The beginning and ending balances of accounts receivable related to our construction contracts were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning balance	$4,036	$8,828
Ending balance	$4,982	$2,308

Contract assets are included in prepaid expenses and other assets, net on our consolidated balance sheets. The beginning and ending balances of our contract assets were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning balance	$17,925	$17,050
Ending balance	$14,462	$14,795

Contract liabilities are included in other liabilities on our consolidated balance sheets. Changes in contract liabilities were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning balance	$2,183	$2,016
Ending balance	$1,855	$2,210
Portion of beginning balance recognized in revenue during:
Three months ended September 30,	$66	$16
Nine months ended September 30,	$611	$201

Revenue allocated to the remaining performance obligations under existing contracts as of September 30, 2026 that will be recognized as revenue in future periods was $27.6 million, of which we expect to recognize approximately $18 million in the three months ending December 31, 2026, and the remainder in 2027.

We have no deferred incremental costs incurred to obtain or fulfill our construction contracts or other service revenues as of September 30, 2026 and December 31, 2025. Credit loss expense or recoveries on construction contracts receivable and unbilled construction revenue were insignificant for the three and nine months ended September 30, 2026 and 2025.

14.    Credit Losses on Financial Assets and Other Instruments

The table below presents the activity for our allowance for credit losses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Investing Receivables	Tenant Notes Receivable (1)	Investments in Sales-Type Leases	Other Assets (2)	Total
December 31, 2025	$3,575	$532	$—	$109	$4,216
Net credit loss (recoveries) expense (3)	(2,374)	(33)	62	(98)	(2,443)
Other changes	—	60	—	—	60
September 30, 2026	$1,201	$559	$62	$11	$1,833

December 31, 2024	$2,792	$615	$—	$75	$3,482
Net credit loss expense (recoveries) (3)	1,412	(67)	—	33	1,378
September 30, 2025	$4,204	$548	$—	$108	$4,860
(1)Included in the line entitled “accounts receivable, net” on our consolidated balance sheets.
(2)Includes insignificant amounts in the lines entitled “accounts receivable, net” and “prepaid expenses and other assets, net” on our consolidated balance sheets.
(3)Included in the line entitled “interest and other income, net” on our consolidated statements of operations.

The table below presents the amortized cost basis of our investing receivables, tenant notes receivable, and sales-type lease receivables by credit risk classification, by origination year as of September 30, 2026 (in thousands):

	Origination Year
	2021 and Earlier	2022	2023	2024	2025	2026	Total
Investing receivables
Credit risk classification
Investment grade	$65,780	$—	$1,972	$—	$—	$—	$67,752

Tenant notes receivable
Credit risk classification
Investment grade	$313	$—	$—	$—	$—	$—	$313
Non-investment grade	1,137	—	—	260	15	60	1,472
Total	$1,450	$—	$—	$260	$15	$60	$1,785

Investments in sales-type leases
Credit risk classification
Investment grade	$46,886	$—	$—	$—	$—	$1,391	$48,277

Our investment grade credit risk classification represents entities with investment grade credit ratings from ratings agencies (such as S&P Global Ratings, Moody’s Investors Service, Inc., or Fitch Ratings, Inc.), meaning that they are considered to have at least an adequate capacity to meet their financial commitments, with credit risk ranging from minimal to moderate. Our non-investment grade credit risk classification represents entities with either no credit agency credit ratings or ratings deemed to be sub-investment grade; we believe that there is significantly more credit risk associated with this classification. The credit risk classifications of our investing receivables and tenant notes receivable were last updated in September 2026.

None of the investing and tenant notes receivables set forth above were past due, which we define as being delinquent by more than three months from the due date, as of September 30, 2026.

Tenant notes receivable on nonaccrual status as of September 30, 2026 and December 31, 2025 were not significant. We did not recognize any interest income on tenant notes receivable on nonaccrual status during the three and nine months ended September 30, 2026 and 2025.

15.    Share-Based Compensation

Restricted Shares

The table below presents restricted shares activity under our share-based compensation plan for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	434,754	$26.56
Granted	275,047	$31.94
Forfeited	(20,268)	$27.77
Vested	(160,104)	$26.05
Unvested as of September 30, 2026	529,429	$29.46

Restricted shares granted to employees generally vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employee remains employed by us. Restricted shares granted to non-employee Trustees vest on the first anniversary of the grant date, provided that the Trustee remains in the position.

The aggregate fair value of restricted shares that vested was $5.1 million for the nine months ended September 30, 2026.

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

TB-PIUs

The table below presents TB-PIUs activity under our share-based compensation plan for the nine months ended September 30, 2026:

	Number of TB-PIUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	235,903	$26.08
Granted	100,583	$31.75
Vested	(120,301)	$26.06
Unvested as of September 30, 2026	216,185	$28.73

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

The aggregate fair value of TB-PIUs that vested was $3.8 million for the nine months ended September 30, 2026.

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

Deferred Share Awards

During the nine months ended September 30, 2026, we issued 3,118 common shares in settlement of vested deferred share awards with a weighted average grant date fair value of $26.89 per award and an aggregate fair value on the settlement date of $99,000.

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

We compute diluted EPS using the treasury stock method for unvested restricted shares, TB-PIUs, and deferred share awards and the if-converted method for exchangeable debt, common units, redeemable noncontrolling interest, PB-PIUs, PSUs, and vested PIUs and deferred share awards not previously settled by common share issuances.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are presented below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common shareholders	$47,741	$41,727	$132,734	$114,814
Income attributable to share-based compensation awards for basic EPS	(220)	(161)	(628)	(484)
Numerator for basic EPS on net income attributable to common shareholders	47,521	41,566	132,106	114,330
Adjustment to income attributable to share-based compensation awards for diluted EPS	37	28	103	144
Numerator for diluted EPS on net income attributable to common shareholders	$47,558	$41,594	$132,209	$114,474

Denominator (all weighted averages)
Denominator for basic EPS (common shares)	112,886	112,485	112,855	112,442
Dilutive effect of share-based compensation awards	945	702	971	749
Dilutive exchangeable debt	2,088	—	1,183	—
Denominator for diluted EPS (common shares)	115,919	113,187	115,009	113,191

Basic EPS attributable to common shareholders	$0.42	$0.37	$1.17	$1.02
Diluted EPS attributable to common shareholders	$0.41	$0.37	$1.15	$1.01

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Conversion of common units	2,237	2,182	2,177	2,136
Conversion of redeemable noncontrolling interest	724	804	747	834

The following securities were also excluded from the computation of diluted EPS because their effect was antidilutive:

•weighted average restricted shares and deferred share awards of 585,000 and 502,000 for the three months ended September 30, 2026 and 2025, respectively, and 561,000 and 429,000 for the nine months ended September 30, 2026 and 2025, respectively; and
•weighted average TB-PIUs of 216,000 and 241,000 for the three months ended September 30, 2026 and 2025, respectively, and 220,000 and 235,000 for the nine months ended September 30, 2026 and 2025, respectively.

Our 5.25% Notes issued in 2023 have an exchange settlement feature under which the principal amount of notes exchanged is payable in cash, with the remainder of the exchange obligation, if any, determined based on the exchange price per common share at the time of settlement, payable in cash, common shares, or a combination thereof at our election. Although we retain the option to pay the value in excess of the principal amount in cash, common shares, or a combination thereof, GAAP requires for diluted EPS reporting purposes that we assume such excess value is fully paid in the form of common shares for periods in which the weighted average closing price of our common shares is higher than the exchange price applicable to such periods. This resulted in us reporting an additional 2.1 million and 1.2 million shares in the denominator for diluted EPS for the three and nine months ended September 30, 2026, respectively.

17.    Commitments and Contingencies

Litigation and Claims

In the normal course of business, we are subject to legal actions and other claims. We record losses for specific legal proceedings and claims when we determine that a loss is probable and the amount of loss can be reasonably estimated. As of September 30, 2026, management believes that it is reasonably possible that we could recognize a loss of up to $5.6 million for certain municipal tax claims; while we do not believe this loss would materially affect our financial position or liquidity, it could be material to our results of operations. Management believes that it is also reasonably possible that we could incur losses pursuant to other claims but do not believe such losses would materially affect our financial position, liquidity, or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

Tax Incremental Financing Obligation

Anne Arundel County, Maryland issued tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as the National Business Park. These bonds had a remaining principal balance of approximately $20 million as of September 30, 2026. The real estate taxes on increases in assessed values post-bond issuance of properties in development districts encompassing the National Business Park are transferred to a special fund pledged to the repayment of the bonds. While we are obligated to fund, through a special tax, any future shortfalls between debt service of the bonds and real estate taxes available to repay the bonds, as of September 30, 2026, we do not expect any such future fundings will be required.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2026, we:

•finished the period with our portfolio 94.0% occupied and 95.0% leased;
•achieved a tenant retention rate of 80.0%;
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

We undertake no obligation to publicly update or supplement forward-looking statements.

Occupancy and Leasing

The tables below present occupancy information:

	September 30, 2026	December 31, 2025
Occupancy rates at period end
Total	94.0%	94.0%
Defense/IT Portfolio
Fort Meade/BW Corridor	92.8%	93.6%
Redstone Arsenal	96.9%	96.1%
NoVA Defense/IT	93.5%	93.5%
Lackland Air Force Base	96.5%	100.0%
Navy Support	88.2%	86.9%
Data Center Shells	100.0%	100.0%
Total Defense/IT Portfolio	95.2%	95.5%
Other	80.4%	76.6%
ARR per occupied square foot at period end	$37.29	$36.14

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2025	25,147	23,649
Vacated upon lease expiration (1)	—	(667)
Occupancy for new leases	—	658
Development placed in service	148	148
Other changes	8	8
September 30, 2026	25,303	23,796
(1)Includes lease terminations and space reductions occurring in connection with lease renewals.

During the nine months ended September 30, 2026, we leased 3.0 million square feet, including: 2.1 million square feet of renewal leasing (representing a tenant retention rate of 80.0%); 453,000 square feet of vacant space leasing; and 491,000 square feet of investment space leasing.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$49,794	$43,744	$138,492	$120,138
Construction contract and other service revenues	(13,424)	(8,485)	(26,231)	(31,202)
Depreciation and other amortization associated with real estate operations	42,966	40,631	127,940	119,563
Construction contract and other service expenses	12,763	7,952	24,338	29,530
General, administrative, leasing, and other expenses	12,556	12,030	38,469	36,097
Interest expense	24,439	20,894	72,879	62,336
Interest and other income, net	(2,984)	(2,591)	(9,912)	(5,382)
Gain on sales of real estate	(7,673)	(3,018)	(14,697)	(3,318)
Equity in income of unconsolidated entities	(415)	(1,815)	(2,213)	(2,541)
UJV NOI allocable to COPT Defense included in equity in income of unconsolidated entities	2,212	1,864	6,318	5,623
Income tax expense	96	612	254	832
NOI from real estate operations	$120,330	$111,818	$355,637	$331,676

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

Our Same Property pool consisted of 203 properties, comprising 97.1% of our portfolio’s square footage as of September 30, 2026 and 95.5% of NOI from real estate operations for the nine months then ended. This pool of properties changed from the pool used for purposes of comparing 2025 and 2024 in our 2025 Annual Report on Form 10-K due to the addition of three properties placed in service and 100% operational on or before January 1, 2025 and two properties acquired in 2024.

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

Comparison of Statements of Operations for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,
	2026	2025	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$195,335	$180,310	$15,025
Construction contract and other service revenues	13,424	8,485	4,939
Total revenues	208,759	188,795	19,964
Operating expenses
Property operating expenses	77,217	70,356	6,861
Depreciation and amortization associated with real estate operations	42,966	40,631	2,335
Construction contract and other service expenses	12,763	7,952	4,811
General, administrative, leasing, and other expenses	12,556	12,030	526
Total operating expenses	145,502	130,969	14,533
Interest expense	(24,439)	(20,894)	(3,545)
Interest and other income, net	2,984	2,591	393
Gain on sales of real estate	7,673	3,018	4,655
Equity in income of unconsolidated entities	415	1,815	(1,400)
Income tax expense	(96)	(612)	516
Net income	$49,794	$43,744	$6,050

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2026	2025	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$182,472	$174,545	$7,927
Lease termination revenue, net	1,901	1,191	710
Collectability loss provisions included in lease revenue	(34)	(108)	74
Other property revenue	1,827	2,014	(187)
Same Property total revenues	186,166	177,642	8,524
Developed properties placed in service	4,604	349	4,255
Acquired property	2,189	—	2,189
Other	2,376	2,319	57
	195,335	180,310	15,025
Property operating expenses
Same Property	(74,098)	(68,229)	(5,869)
Developed properties placed in service	(746)	(122)	(624)
Acquired property	(325)	—	(325)
Other	(2,048)	(2,005)	(43)
	(77,217)	(70,356)	(6,861)

UJV NOI allocable to COPT Defense
Same Property	2,212	1,864	348

NOI from real estate operations
Same Property	114,280	111,277	3,003
Developed properties placed in service	3,858	227	3,631
Acquired property	1,864	—	1,864
Other	328	314	14
	$120,330	$111,818	$8,512

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$106,379	$102,630	$3,749
Other	7,901	8,647	(746)
	$114,280	$111,277	$3,003

Same Property rent statistics
Average occupancy rate	94.3%	94.0%	0.3%
Average straight-line rent per occupied square foot (1)	$7.30	$7.15	$0.15
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

NOI from Service Operations

	For the Three Months Ended September 30,
	2026	2025	Variance
	(in thousands)
Construction contract and other service revenues	$13,424	$8,485	$4,939
Construction contract and other service expenses	(12,763)	(7,952)	(4,811)
NOI from service operations	$661	$533	$128

Construction contract and other service revenues and expenses increased in the current period due in large part to a higher volume of construction activity for one of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us primarily on behalf of tenants. Service operations are an ancillary component of our overall operations that typically contribute an insignificant amount of income relative to our real estate operations.

Interest Expense

Interest expense increased in the current period due primarily to a higher interest rate on $400.0 million of our unsecured senior notes due to the refinancing of our 2.25% Notes that matured on March 16, 2026 with our 4.50% Senior Notes due 2030 (the “4.50% Notes”) issued in October 2025 and higher outstanding borrowings under our Revolving Credit Facility.

Gain on Sales of Real Estate

The gain on sales of real estate was due to our sales of non-operating properties in the current and prior periods.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,
	2026	2025	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$580,557	$535,364	$45,193
Construction contract and other service revenues	26,231	31,202	(4,971)
Total revenues	606,788	566,566	40,222
Operating expenses
Property operating expenses	231,238	209,311	21,927
Depreciation and amortization associated with real estate operations	127,940	119,563	8,377
Construction contract and other service expenses	24,338	29,530	(5,192)
General, administrative, leasing, and other expenses	38,469	36,097	2,372
Total operating expenses	421,985	394,501	27,484
Interest expense	(72,879)	(62,336)	(10,543)
Interest and other income, net	9,912	5,382	4,530
Gain on sales of real estate	14,697	3,318	11,379
Equity in income of unconsolidated entities	2,213	2,541	(328)
Income tax expense	(254)	(832)	578
Net income	$138,492	$120,138	$18,354

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2026	2025	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Property revenues
Lease revenue, excluding lease termination revenue and collectability loss provisions	$546,506	$520,742	$25,764
Lease termination revenue, net	3,921	2,753	1,168
Collectability loss provisions included in lease revenue	(200)	(1,983)	1,783
Other property revenue	5,222	6,112	(890)
Same Property total revenues	555,449	527,624	27,825
Developed properties placed in service	12,381	470	11,911
Acquired properties	5,585	—	5,585
Other	7,142	7,270	(128)
	580,557	535,364	45,193
Property operating expenses
Same Property	(222,139)	(203,017)	(19,122)
Developed properties placed in service	(1,976)	(117)	(1,859)
Acquired properties	(1,069)	—	(1,069)
Other	(6,054)	(6,177)	123
	(231,238)	(209,311)	(21,927)

UJV NOI allocable to COPT Defense
Same Property	6,318	5,623	695

NOI from real estate operations
Same Property	339,628	330,230	9,398
Developed properties placed in service	10,405	353	10,052
Acquired properties	4,516	—	4,516
Other	1,088	1,093	(5)
	$355,637	$331,676	$23,961

Same Property NOI from real estate operations by segment
Defense/IT Portfolio	$315,644	$304,273	$11,371
Other	23,984	25,957	(1,973)
	$339,628	$330,230	$9,398

Same Property rent statistics
Average occupancy rate	94.3%	93.7%	0.6%
Average straight-line rent per occupied square foot (1)	$21.81	$21.34	$0.47
(1)Includes minimum base rents, net of abatements and lease incentives and excluding lease termination revenue, on a straight-line basis for the periods set forth above.

Regarding the changes in NOI from real estate operations reported above:

•the increase for our Same Properties was due primarily to additional revenue in the current period resulting from increased rental and occupancy rates. Our Same Properties also experienced increased property operating expenses, driven primarily by higher utility expenses and real estate taxes, the effect of which was mostly offset by increased tenant expense reimbursements;
•developed properties placed in service reflects the effect of four properties placed in service in 2025 and 2026; and
•acquired properties includes an operating office property acquired in 2025 and a parcel of land subject to a ground lease that we acquired in 2026 and recorded as an investment in a sales-type lease.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2026	2025	Variance
	(in thousands)
Construction contract and other service revenues	$26,231	$31,202	$(4,971)
Construction contract and other service expenses	(24,338)	(29,530)	5,192
NOI from service operations	$1,893	$1,672	$221

Construction contract and other service revenue and expenses decreased in the current period due in large part to a lower volume of construction activity for one of our tenants.

Interest Expense

Interest expense increased in the current period due primarily to our issuance in October 2025 of 4.50% Notes to refinance and prefund the repayment at maturity of our 2.25% Notes on March 16, 2026.

Interest and Other Income, Net

Interest and other income, net increased in the current period due in large part to net credit loss recoveries recognized on investing receivables that were repaid in the current period.

Gain on Sales of Real Estate

The gain on sales of real estate was due to our sales of non-operating properties in the current and prior periods.

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

The table below presents the computation of the above stated measures, and provides reconciliations from the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars and shares in thousands, except per share data)
Net income	$49,794	$43,744	$138,492	$120,138
Real estate-related depreciation and amortization	42,966	40,631	127,940	119,563
Gain on sales of real estate	(7,673)	(3,018)	(14,697)	(3,318)
Depreciation and amortization on UJVs allocable to COPT Defense	718	733	2,186	2,206
Gain on sale of real estate on unconsolidated real estate JV	—	—	(1,276)	—
FFO	85,805	82,090	252,645	238,589
FFO allocable to other noncontrolling interests	(1,342)	(1,502)	(3,906)	(4,042)
Basic FFO allocable to share-based compensation awards	(620)	(548)	(1,840)	(1,628)
Basic FFO available to common share and common unit holders	83,843	80,040	246,899	232,919
Diluted FFO adjustments allocable to share-based compensation awards	63	53	190	294
Diluted FFO available to common share and common unit holders	83,906	80,093	247,089	233,213
Demolition costs on nonrecurring improvements	97	—	97	—
Loss on early extinguishment of debt on UJVs	—	28	—	28
Diluted FFO comparability adjustments allocable to share-based compensation awards	(1)	—	(1)	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$84,002	$80,121	$247,185	$233,241

Weighted average common shares	112,886	112,485	112,855	112,442
Conversion of weighted average common units	2,237	2,182	2,177	2,136
Weighted average common shares/units - Basic FFO per share	115,123	114,667	115,032	114,578
Dilutive effect of share-based compensation awards	945	702	971	749
Dilutive exchangeable debt	2,088	—	1,183	—
Weighted average common shares/units - Diluted FFO per share and as adjusted for comparability	118,156	115,369	117,186	115,327

Diluted EPS	$0.41	$0.37	$1.15	$1.01
Diluted FFO per share	$0.71	$0.69	$2.11	$2.02
Diluted FFO per share, as adjusted for comparability	$0.71	$0.69	$2.11	$2.02

Denominator for diluted EPS	115,919	113,187	115,009	113,191
Weighted average common units	2,237	2,182	2,177	2,136
Denominator for diluted FFO per share and as adjusted for comparability	118,156	115,369	117,186	115,327

Property Additions

The table below presents the major components of our additions to properties for the nine months ended September 30, 2026 (in thousands):

Properties in development or held for future development	$157,902
Tenant improvements on operating properties (1)	41,277
Capital improvements on operating properties	7,917
$207,096
(1)Tenant improvement costs incurred on newly-developed properties are classified in this table as development.

Cash Flows

Net cash flow from operating activities increased $45.2 million when comparing the nine months ended September 30, 2026 and 2025 due to increased cash flow from real estate operations attributable in large part to increased rental and occupancy rates and growth in our operating portfolio.

Net cash flow used in investing activities increased $36.0 million when comparing the nine months ended September 30, 2026 and 2025 due primarily to our acquisition of an investment in a sales-type lease in the current period and distributions of debt refinancing proceeds from two of our unconsolidated real estate joint ventures in the prior period, partially offset by higher proceeds from sales of non-operating properties in the current period.

Net cash flow used in financing activities in the nine months ended September 30, 2026 was $306.9 million, and included primarily the following:

•net repayments of debt borrowings during the period of $192.3 million, which included our repayment at maturity of $400.0 million in 2.25% Notes; and
•dividends to common shareholders of $107.1 million.

Net cash flow used in financing activities in the nine months ended September 30, 2025 was $60.4 million, and included primarily the following:

•net proceeds from debt borrowings during the period of $47.6 million; and
•dividends to common shareholders of $102.2 million.

Supplemental Guarantor Information

As of September 30, 2026, CDPLP had several series of unsecured senior notes outstanding that were issued in transactions registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. These notes are CDPLP’s direct, senior unsecured and unsubordinated obligations and rank equally in right of payment with all of CDPLP’s existing and future senior unsecured and unsubordinated indebtedness. However, these notes are effectively subordinated in right of payment to CDPLP’s existing and future secured indebtedness. The notes are also effectively subordinated in right of payment to all existing and future liabilities and other indebtedness, whether secured or unsecured, of CDPLP's subsidiaries. COPT Defense fully and unconditionally guarantees CDPLP’s obligations under these notes. COPT Defense’s guarantees of these notes are senior unsecured obligations that rank equally in right of payment with other senior unsecured obligations of, or guarantees by, COPT Defense. COPT Defense itself does not hold any indebtedness, and its only material asset is its investment in CDPLP.

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

Liquidity and Capital Resources

As of September 30, 2026, we had:

•$24.3 million in cash and cash equivalents;
•a Revolving Credit Facility with a maximum borrowing capacity of $800.0 million and an available borrowing capacity of $566.0 million; and
•a Revolving Development Facility with a maximum borrowing capacity of $200.0 million and an available borrowing capacity of $30.0 million.

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
•property development costs;
•tenant and capital improvements and leasing costs for operating properties (expected to total approximately $40 million during the remainder of 2026);
•debt balloon payments due upon maturity; and
•dividends to our shareholders.

We expect to use cash flow from operations during the remainder of 2026 and annually thereafter for the foreseeable future to fund all of these cash requirements except for debt balloon payments due upon maturity and a portion of property development costs, the fundings for which are discussed below.

During the remainder of 2026, we expect to spend $80 million to $90 million on costs for properties actively under development, most of which was contractually obligated as of September 30, 2026. During the remainder of 2026 and beyond, we expect to continue to actively develop additional properties and also could opportunistically acquire operating properties. We expect to fund these activities using, in part, available cash flow from operations, with the balance funded using any excess available cash and cash equivalents and borrowings under our Revolving Development Facility and Revolving Credit Facility.

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

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service, and maximum secured indebtedness ratio. As of September 30, 2026, we were compliant with these covenants.

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

The table below presents our debt obligations and weighted average interest rates on debt maturing each year as of September 30, 2026 (dollars in thousands):

	For the Periods Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Debt (1)
Fixed rate debt	$—	$—	$345,000	$400,000	$400,000	$1,000,000	$2,145,000
Weighted average interest rate	—%	—%	5.25%	2.00%	4.50%	2.81%	3.37%
Variable rate debt (2)	$—	$50,000	$—	$404,000	$—	$—	$454,000
Weighted average interest rate (3)	—%	4.79%	—%	4.94%	—%	—%	4.92%
(1)Debt amounts represent principal maturities only and therefore exclude net unamortized discounts and commissions and deferred financing costs of $19.3 million.
(2)Maturities in 2027 may be extended to 2028 and maturities in 2029 may be extended to 2030, both subject to certain conditions.
(3)Represents interest rates in effect for variable-rate debt as of September 30, 2026.

The fair value of our debt was $2.4 billion as of September 30, 2026. If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $70 million as of September 30, 2026.

See Note 9 to our consolidated financial statements for information pertaining to interest rate swap contracts in place as of September 30, 2026 and their respective fair values.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by approximately $1.9 million in the nine months ended September 30, 2026 if the applicable variable index rate was 1% higher.

Item 4.           Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended September 30, 2026, we issued 5,908 common shares in exchange for 5,908 CDPLP common units in accordance with CDPLP’s Third Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable

(c)    Not applicable

Item 3.           Defaults Upon Senior Securities

(a)    Not applicable

(b)    Not applicable

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)    Not applicable

(b)    Not applicable

(c)    Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our trustees or executive officers adopted or terminated contracts, instructions, or written plans for the sale or purchase of our securities that (i) were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (ii) qualified as non-Rule 10b5-1 trading arrangements (as that term is defined in Item 408 of Regulation S-K under the Exchange Act).

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

COPT DEFENSE PROPERTIES

Date:	November 4, 2026	By:	/s/ Stephen E. Budorick
Stephen E. Budorick
President and Chief Executive Officer

Date:	November 4, 2026	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer